Form 10-K405
SWANK INC
filed 1995-03-31
CIK 95779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from _______________ to _____________

Commission file no. 1-5354

                                  SWANK, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                 04-1886990
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)



6 Hazel Street, Attleboro, Massachusetts                02703
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:       (508) 222-3400
                                                          ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x .   No      .
                                                    -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on February 21, 1995 was $5,655,697. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 16,470,636 shares of Common Stock as of the close of business on February 21, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 - Incorporated by reference into Part II of this Form 10-K.

     Portions of the Registrant's Proxy Statement relating to the Registrant's 1995 Annual Meeting of Stockholders - Incorporated by reference into
     Part III of this Form 10-K.

                                     PART I


Item 1.  Business.
         --------

        Swank, Inc. (the "Company") was incorporated on April 17, 1936. The Company is engaged in the manufacture, sale and distribution of men's and women's fashion accessories under the names "Swank", "L'Aiglon", "Pierre Cardin", "Anne Klein", "Anne Klein II", "Guess?" and "Colours by Alexander Julian", among others.

Products
--------
        The Company's principal product categories are described below:

        Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings, money klips and watches distributed under the names "Swank", "Guess?", "Pierre Cardin", "Colours by Alexander Julian" and "L'Aiglon". Women's jewelry consists principally of necklaces, earrings, pendants, chokers, bracelets, hair ornaments and scarf clips distributed under the names "Pierre Cardin", "Anne Klein" and "Anne Klein II", and "Guess?". The Company also manufactures women's jewelry (principally necklaces, brooches, hair accessories and earrings) for private label distribution.

        Leather accessories consist primarily of belts, billfolds, wallets, key cases, card holders and suspenders distributed under the names "Swank", "Guess?", "L'Aiglon", "Pierre Cardin" and "Colours by Alexander Julian". The Company also manufactures leather items for private label distribution.

        Gifts, which consist of other accessories manufactured or distributed by the Company, include such items as mugs, tie racks, sunglasses, travel kits and clothes and hair brushes distributed under the names "Swank" and "Pierre Cardin".

        As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. The Company's short-term bank borrowings are at a peak during the months of August, September, October and November to enable the Company to (a) carry significant amounts of inventory and (b) provide more favorable payment terms to its customers during this season.

        The relative contributions to total net sales and gross profit from the Company's principal product categories for the last three fiscal years and the relative year-to-year changes in such contributions during such period are shown in the following table:


 Percentage of Total
    Fiscal Year                                                                     Percentage Year-
  Ended December 31                                                                 to-Year Changes
  -----------------                                                                 ---------------
                                                                                   1994-         1993-
1994      1993        1992                                                         1993          1992
----      ----        ----                                                         -----         -----
                                                            CONTRIBUTION TO TOTAL
                                                             NET SALES
44%        45%         42%            Men's & Women's Jewelry                        12%             5%
 0%         0%*         2%*           Fragrances                                      0%          (100%)*
 8%        10%         10%            Gifts                                         (11%)            3%
48%        45%         46%            Men's Leather Accessories                      20%             1%
----       ---        ----                                                           ---           ---

100%      100%        100%            Total Net Sales                           13%           **
====      ====        ====                                                     ====           ===

                                      CONTRIBUTION TO GROSS
                                        PROFIT
 49%       50%         50%            Men's and Women's Jewelry                  9%           **
  0%        0%          3%*           Fragrances                                 0%          (100%)
  7%        9%          8%            Gifts                                    (11%)            4%
 44%       41%         39%            Men's Leather Accessories                 20%             3%
-----     ----        ----                                                     ----           -----
100%      100%        100%            Total Gross Profit                        11%            (1%)
====      ====        ====                                                     ====           =====
_________________________

* The Company's Royal Copenhagen fragrance division was sold during the second quarter of 1992.

**  Decreased less than 1%.


Sales and Distribution
----------------------

        The Company's products are sold to approximately 2,000 retailers who sell these products over more than 32,000 retail counters in the United States and approximately 50 foreign countries. The Company does not believe it is dependent upon any single customer. Sales to the Company's largest customer amounted to 10.6%, 10.8% and 12.2% of consolidated net sales during 1994, 1993 and 1992, respectively. No other single customer accounted for more than 10% of consolidated net sales during 1994. Exports to foreign countries accounted for 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 1994, 1993 and 1992.

        Approximately 120 salesmen and district managers are engaged in the sale of products of the Company, working out of sales offices located in five major cities throughout the United States. The Company has established separate sales forces to handle the distribution to retailers of (a) women's jewelry sold under the names "Anne Klein" and "Anne Klein II", (b) women's jewelry sold under the name "Guess?" and (c) the remaining products of the Company. In certain foreign countries, the Company has licensed or sub-licensed the production and sale of certain of its lines under royalty arrangements.

        In addition to the sale of the Company's products through wholesale channels, the Company sells certain of its products at retail in 43 Company-operated factory outlet stores and 3 kiosks located in 26 states.

Manufacturing
-------------

        Items manufactured by the Company accounted for approximately 73% of total sales in 1994.

        Substantially all jewelry products are manufactured and/or assembled at the Company's plant in Attleboro, Massachusetts. Leather goods are manufactured at the Company's plant in Norwalk, Connecticut. Raw materials are purchased in the open market from a number of suppliers and are readily available.

        Items not manufactured by the Company include certain jewelry and leather items, watches, tie racks, travel kits, wallets, clothes, hair brushes, mugs, banks, and other accessories which are purchased domestically or imported from countries in Europe and the Far East.

Advertising Media and Promotion
-------------------------------

        Substantial expenditures on advertising and promotions are an integral part of the Company's business. Approximately 7% of net sales was expended on promotions in 1994, of which approximately 2% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television, and approximately 5% was for fixtures, displays, point-of-sale materials, cooperative advertising and other in-store promotions.

Competition
-----------

        The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, Christian Dior and David Donahue in men's jewelry; Rolfs, St. Thomas, Salant and retail private label programs in small leather goods; Star Case and retail private label programs in accessories; Salant, Humphrey and Textan in men's belts; and Crystal Brands and Victoria Creations in women's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to make improvements on its present products and to offer the public high quality merchandise at popular prices.

Patents, Trademarks and Licenses
--------------------------------

        The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's and women's leather accessories and costume jewelry under the name "Pierre Cardin", (ii) leather accessories under the name "L'Aiglon",
(iii) women's jewelry under the names "Anne Klein" and "Anne Klein II" and
(iv) men's jewelry and leather accessories under the name "Colours by Alexander Julian". The Company's "Pierre Cardin", "Anne Klein", "Anne Klein II" and "Guess?" licenses may be considered material to the Company's business. The "Pierre Cardin" and "Anne Klein" licenses provide for royalty payments not exceeding 5% of sales. The "Anne Klein II" license provides for royalty payments not exceeding 6% of sales. The "Guess?" license provides for royalty payments not exceeding 7% of sales. The Company's licenses to distribute "Pierre Cardin" jewelry and leather accessories expire December 31, 1995.
The Company is currently negotiating an extension to the "Pierre Cardin" license and presently expects to continue its 27-year relationship beyond December 31, 1995. The Company's "Anne Klein" and "Anne Klein II" licenses expire December 31, 1996. The Company's "Guess?" license expires June 30, 2000.

Employees
---------

        The Company has approximately 1,600 employees, of whom approximately 1,000 are production employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

Recent Developments
-------------------

        In early 1995 the Company chose to discontinue the sale and distribution of men's accessories under various National Football League team logos and the names and logos of several college and university teams. The applicable license arrangements for these names and logos required the maintenance of significant inventory levels unrelated to projected sales volume that management determined was not in the Company's continuing best interests. Accordingly, the Company is discontinuing the sale and distribution of these items.

Item 2. Properties.
        ----------

        The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. The Company's jewelry products are manufactured and/or assembled at this facility.

        The Company's executive, national and international sales offices are located in leased premises at 90 Park Avenue, New York City. The leases of such premises expire in 2000. Branch offices are also located in leased premises in New York, Los Angeles, Chicago, Atlanta and Dallas; the leases for such premises expire from 1995 to 2000.

        The Company leases a warehouse in Taunton, Massachusetts which is used for the distribution of men's and women's jewelry, leather goods and other accessories and consists of 242,000 square feet. The lease for these premises expires in 1996.

        Men's belts and other leather accessories are manufactured in premises consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres, owned by the Company in Norwalk, Connecticut.

        The Company's manufacturing and distribution facilities are equipped with modern machinery and equipment, substantially all of which is owned by the Company. In management's opinion, the Company's properties, machinery and equipment are adequate for the conduct of the respective businesses to which they relate.

        During 1994, the Company operated 43 factory outlet stores and 3 kiosks at locations other than those described above. These stores have leases with terms not in excess of five years and contain in the aggregate approximately 102,000 square feet.


Item 3. Legal Proceedings.
        -----------------

        (a) On June 7, 1990, the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund site located in Massachusetts. The Company, together with six others, has entered into an Administrative Order on Consent pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the site. This notice does not constitute the commencement of a proceeding against the Company nor necessarily indicate that a proceeding against the Company is contemplated.

        It is the position of the PRPs who have undertaken to perform the RI/FS at the Massachusetts Superfund site that the remedial investigation has been substantially completed. Based upon available information, it is estimated that the feasibility study may be completed in approximately one year; the most recent estimate of costs for completion of the feasibility study is approximately $250,000. The estimates are subject to change since the scope of work is within the discretion of the EPA. The PRP group's accountant's records reflect group expenses, independent of legal fees, in the amount of $1,891,224 as of February 28, 1995. The Company's share of costs for the RI/FS is being allocated on an interim basis at 11.67%.

        The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. Due to the proximity of the municipal landfill to the site and the composition of waste at this site, the issues are under discussion regarding the site among state and federal agencies and the United States Department of Energy.

        In September 1988, the Company received notice from the Department of Pollution Control and Ecology of the State of Arkansas that the Company, together with numerous other companies, had been identified as a PRP in connection with the release or threatened release of hazardous substances from the Diaz Refinery, Incorporated site in Diaz, Arkansas. The Company has advised the State of Arkansas that it intends to participate in negotiations with the Department of Pollution Control and Ecology through the committees formed by the PRPs. The Company has not received further communications regarding the Diaz site.

        In September 1991, the Company entered into a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. Cost estimates for remediation of the ground water at the site range from approximately $2.8 million to approximately $7.8 million. Based on current participation, the Company's share is 7.98% of approximately 75% of the costs. It is anticipated that litigation will be brought against non-settling PRPs to obtain reimbursement for their respective shares of the remediation costs.

        (b) No material pending legal proceedings were terminated during the three-month period ended December 31, 1994.


Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------
        Not applicable.


Executive Officers of the Registrant
------------------------------------

        Name               Age    Title
-----------------------    ---    ----------------------------------------
Marshall Tulin             77     President and Director

John Tulin                 48     Executive Vice President and Director

Richard S. Blum            58     Senior Vice President

Andrew C. Corsini          59     Senior Vice President, Chief Financial
                                  Officer, Treasurer and Secretary

Melvin Goldfeder           58     Senior Vice President

Bruce Shopoff              54     Senior Vice President

James E. Tulin             44     Senior Vice President and Director

Lewis Valenti              55     Senior Vice President

Eric Luft                  39     Senior Vice President

Paul Duckett               54     Senior Vice President

Michael Wolfson            53     Senior Vice President

William F. Rubin           69     Senior Vice President

Arthur T. Gately, Jr.      67     Senior Vice President

        Name               Age    Title
-----------------------    ---    -----------------------------------
Charles Gordon             58     Senior Vice President

Thomas O'Connor            42     Vice President

Frederick Moehle           38     Vice President

Kimberly Renk              38     Vice President

Richard Byrnes, Jr.        35     Vice President

William Heuser             47     Vice President


        There are no family relationships among any of the persons listed above or among such persons and the directors of the Company except that John Tulin and James Tulin are the sons of Marshall Tulin.

        Each officer is to serve at the pleasure of the Board of Directors until the organizational meeting of the Board of Directors following the next Annual Meeting of Stockholders (which is currently scheduled to be held on April 20, 1995) and until his successor is elected and qualified. Each of the persons listed above has served as an executive officer in his current office of the Company for the past five years except for:

        Bruce Shopoff, who was first elected a Vice President in April 1988 and was promoted to Senior Vice President in April 1989. Mr. Shopoff joined the Company in 1977 and has been a Vice President of the Swank Division since
1982.

        Paul Duckett, who was first elected a Vice President in September 1986 and was promoted to Senior Vice President in April 1990. Mr. Duckett joined the Company in 1959 and has been a Vice President of the Swank Division since
1980.

        Charles Gordon, who joined the Company and was elected a Vice President in December 1990 and was promoted to Senior Vice President in February 1993. Mr. Gordon was a manufacturing executive with Andin International, a jewelry manufacturer, from October 1989 to June 1990, after serving as Director of Manufacturing of the Monet Jewelry Division of Crystal Brands from May 1987 to October 1989. Prior to May 1987, he was a plant manager for Monet Jewelry. Monet Jewelry is considered to be the world's leading brand of classically-styled costume jewelry.

        Michael Wolfson, who was first elected a Vice President in June 1991 and was promoted to Senior Vice President in January 1993. Mr. Wolfson joined the Company in December 1965 and has been Divisional Vice President of the Men's Products Division since 1986.

        Arthur T. Gately, Jr., who was first elected a Vice President in April 1986 and was promoted to Senior Vice President in February 1991. Mr. Gately joined the Company in 1949 and has been a Vice President of the Swank Division since 1976.

        Thomas O'Connor, who was first elected a Vice President in April 1989. Mr. O'Connor joined the Company in 1975 and has been a Vice President of the Crestline Division since 1988.

        Eric Luft, who was first elected a Senior Vice President in January

1993. Mr. Luft joined the Company in October 1977 and has been a Divisional Vice President of the Men's Products Division since June 1989. Prior to being named Divisional Vice President of the Men's Products Division, Mr. Luft served as an account representative in that division.

        William Rubin, who was first elected a Vice President in March 1987 and was promoted to Senior Vice President in June 1991. Mr. Rubin joined the Company in August 1946 and has been a Vice President of the Swank Division since August 1978.

        Frederick Moehle, who was first elected a Vice President in April 1994. Mr. Moehle joined the Company in December 1980 and has been a Divisional Vice President of the Women's Division since August 1987. Prior to being named Divisional Vice President of the Women's Division, Mr. Moehle served as a designer in the Women's Jewelry Division.

        Kimberly Renk, who was first elected a Vice President in April 1994. Ms. Renk joined the Company in January 1985 and has been a Divisional Vice President of the Women's Division since August 1987. Prior to being named Divisional Vice President of the Women's Division, Ms. Renk served as a salesperson in the Women's Jewelry Division.

        Richard Byrnes, Jr., who was first elected a Vice President in April 1994. Mr. Byrnes joined the Company in December 1991 as a Divisional Vice President of the Crestline Division. Prior to joining the Company, Mr. Byrnes was a consultant with the accounting firm of Coopers & Lybrand L.L.P.

        William Heuser, who was first elected a Vice President in April 1994. Mr. Heuser joined the Company in May 1993 as a Divisional Vice President of the Crestline Division. Mr. Heuser was a merchandising manager of the Manhattan Accessories division of Manhattan Industries, a belt manufacturer, prior to joining the Company.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.
        -----------------------------------------------------

        The information called for by this Item 5 with respect to market information and the number of holders of the Registrant's Common Stock is incorporated herein by reference to the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 12 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report"), which is Exhibit 13 to this Annual Report on Form
10-K.

        The Company's credit agreement with its bank lenders (the "Credit Agreement") permits the Company to pay dividends equal to not more than 50% of the prior fiscal year's Excess Cash Flow (as defined in the Credit Agreement). The Company has not paid any cash dividends upon its Common Stock in more than eight years and, notwithstanding the provisions of the Credit Agreement, has no current expectation that cash dividends will be paid in the foreseeable future.

Item 6. Selected Financial Data.
        -----------------------

        The information called for by this Item 6 is incorporated herein by reference to the information under the caption "Financial Highlights" on page 1 of the 1994 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ------------------------------------------------------------

          The information called for by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2-4 of the 1994 Annual Report.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          The information called for by this Item 8 is incorporated herein by reference to the information under the following captions on pages 4-12 of the 1994 Annual Report:

          -  Report of Independent Accountants.

          -  Consolidated Balance Sheets as of December 31, 1994 and 1993.

          - Consolidated Statements of Operations for each of the three years ended December 31, 1994, 1993 and 1992.

          - Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 1994, 1993 and 1992.

          - Consolidated Statements of Cash Flows for each of the three years ended December 31, 1994, 1993 and 1992.

          -  Notes to Consolidated Financial Statements.


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          ----------------------------------------------------------------------

          Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          The information called for by this Item 10 (except for information as to the Company's executive officers, which information appears following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1995 Proxy Statement").

Item 11.  Executive Compensation.
          ----------------------

          The information called for by this Item 11 is incorporated herein by reference to the 1995 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The information called for by this Item 12 is incorporated herein by reference to the 1995 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The information called for by this Item 13 is incorporated herein by reference to the 1995 Proxy Statement.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a)  Documents filed as a part of this Report:

               (1)  Financial Statements filed as part of this Report:

                    The financial statements of the Company included on pages 4-12 of the 1994 Annual Report are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

               (2)  Financial Statement Schedules filed as part of this Report:

                    The following financial statement schedule is submitted herewith in response to Item 14(d) of Part IV of this Annual Report on Form 10-K and is contained on the indicated page of this Annual Report on Form 10-K:

                                                                                                      Page
                                                                                                      ----
                    Report of Independent Accountants on Financial Statement Schedule                  20

                    Financial Statement Schedule for years ended December 31, 1994, 1993 and 1992:

                    II.     Valuation and Qualifying Accounts                                          21

                    All other schedules are omitted as they are either not required or not applicable, or the information is otherwise provided.

               (3)  Exhibits filed as part of this Report:


                Exhibit         Description
                -------         -----------
                3.01            Restated Certificate of Incorporation of the
                                Company dated May 1, 1987.  (Exhibit 3.01 to
                                the Company's S-4 Registration Statement, File
                                No. 33-19501, filed on January 4, 1988, is
                                incorporated herein by reference).

                3.01.1          Amendments to the Restated Certificate of
                                Incorporation of the Company. (Exhibit 3.02 to the

                Exhibit    Description
                -------    -----------
                           Company's Annual Report on Form 10-K for the fiscal
                           year ended December 31, 1987, File No. 1-5354, is
                           incorporated herein by reference).

                3.02       By-Laws of the Company, as amended to date.*

                4.01       Form of Certificate of Designation of the Series A
                           Participating Preferred Stock and Series B
                           Participating Preferred Stock.  (Exhibit A to
                           Annex 1 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File
                           No. 33-19501, filed on January 4, 1988, is incorporated herein by reference).

                4.02 Rights Agreement dated as of October 23, 1987, between the Company and The Chase Manhattan Bank,
                           N.A. as Rights Agent, including, as Exhibit A of such Rights Agreement, the Certificate of Designation relating to the Company's Series C
                           Participating Preferred Stock. (Exhibit 4(b) to the Company's current Report on Form 8-K for October 23, 1987, File No. 1-5354, is incorporated herein by reference).

                4.03       Credit Agreement dated as of December 22, 1992
                           ("Credit Agreement") between the Company, each of the banks which is a signatory thereto and The
                           Chase Manhattan Bank (National Associations), as
                           Agent (in such capacity, the "Agent").  (Exhibit
                           4.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File
                           No. 1-5354, is incorporated herein by reference).

                4.03.1     Amendment No. 1 dated March 30, 1993 to the
                           Credit Agreement.*

                4.03.2     Amendment No. 2 dated May 10, 1993 to the
                           Credit Agreement.*

                4.03.3     Amendment No.3 dated August 31, 1993 to the
                           Credit Agreement.*

                4.03.4     Amendment No.4 dated March 9,1994

                Exhibit    Description
                -------     -----------
                           to the Credit Agreement. (The first exhibit to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1994, File No. 1-5354,
                           is incorporated herein by reference).

                4.03.5     Amendment No.5 dated April 1, 1994 to the Credit
                           Agreement. (The second exhibit to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5354, is incorporated herein by reference).

                4.03.6     Amendment No.6 dated September 13, 1994 to the
                           Credit Agreement. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5354, is incorporated herein by reference).

                4.04       Security Agreement dated as of December 22, 1992
                           ("Swank Security Agreement") between the Company and the Agent. (Exhibit 4.04 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1992, File No. 1-5354, is incorporated herein by reference).

                4.04.1     Amendment No.1 dated September 13, 1994 to the Swank
                           Security Agreement. (The fourth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5354, is incorporated herein by reference).

                4.05       Security Agreement dated as of December 22, 1992
                           ("FSC Security Agreement") between Swank Sales
                           International (V.I.), Inc. and the Agent.  (Exhibit
                           4.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File
                           No. 1-5354, is incorporated herein by reference).

                4.05.1     Amendment No.1 dated September 13, 1994 to the
                           FSC Security Agreement. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5354, is incorporated herein by reference).

                Exhibit    Description
                -------    -----------
                4.06       Open End Indenture of Mortgage, Assignment of Rents,
                           Security Agreement and Fixture Filing (Connecticut)
                           dated as of December 22, 1992 between the Company
                           and the Agent.  (Exhibit 4.06 to the Company's
                           Annual Report on Form 10-K for the fiscal year
                           ended December 31, 1992, File No. 1-5354,
                           is incorporated herein by reference).

                4.07       Open End Indenture of Mortgage, Assignment of Rents,
                           Security Agreement and Fixture Filing (Massachusetts) dated as of December 22, 1992 between the Company and the Agent. (Exhibit 4.07 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1992, File No. 1-5354, is incorporated herein by reference).

                4.08 Warrant Agreement dated as of April 29, 1991 between the Company, the banks that were signatories to the Company's Credit Agreement dated as of May 11, 1990
                           (as amended prior to March 30, 1992) and The Chase
                           Manhattan Bank (National Association), as Agent.
                           (Exhibit 4.03(tt) to Amendment No. 1 to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1990, File No. 1-5354, is incorporated herein by reference).

                4.08.1 Form of Warrant. (Annex 1 to the Warrant Agreement filed as Exhibit 4.03(tt) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-5354.)
                           (Exhibit 4.03(uu) to Amendment No. 1 to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1990, File No. 1-5354, is incorporated herein by reference).

               10.01       Employment Agreement dated June 20, 1991 between the
                           Company and Marshall Tulin.  (Exhibit 10.01 to the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by

                Exhibit    Description
                -------    -----------
                           reference).+

                10.01.1    Amendment dated as of September 1, 1993 to Employment
                           Agreement between the Company and Marshall Tulin.
                           (Exhibit 10.01.1 to the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

                10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

                10.02.1    Amendments dated as of September 1, 1993 and
                           September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

                10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

                10.03.1    Amendment dated as of January 4, 1990 to Employment
                           Agreement between the Company and James Tulin.
                           (Exhibit 10.05 to the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1989, File
                           No. 1-5354, is incorporated herein by reference).+

                10.03.2    Amendment dated as of September 1, 1993 to Employment
                           Agreement between the Company and James Tulin.
                           (Exhibit 10.03.2 to the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

                10.04      Amended and Restated 1981 Incentive

                Exhibit    Description
                -------    -----------
                           Stock Option Plan of the Company. (Exhibit 10.08 to
                           the Company's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1987, File No. 1-5354,
                           is incorporated herein by reference).+

                10.05      1987 Incentive Stock Option Plan of the Company.
                           (Annex 3 to the Proxy Statement/ Prospectus contained in the Company's Registration Statement, File No. 33-
                           19501, filed on January 4, 1988, is incorporated herein by reference).+

                10.06 1987 Incentive Share Plan of the Company. (Annex 2 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File No. 33-19501, filed on January 4, 1988, is incorporated herein by reference).+

                10.07 Form of Termination Agreement dated as of May 1, 1987 between the Company and certain of the Company's executive officers listed on the Schedule thereto.
                           (Exhibit 10.11 to the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1987, File
                           No. 1-5354, is incorporated herein by reference).+

                10.07.1 Form of First Amendment and Extension effective as of May 1, 1990 to the Termination Agreements effective as of May 1, 1987 between the Company and each of the Company's officers listed on Schedule A thereto.
                           (Exhibit 19.1 to the Company's Quarterly Report on
                           Form 10-Q for the fiscal quarter ended September 30, 1990, File No. 1-5354, is incorporated herein by reference).+

                10.08      Form of Termination Agreement effective as of May 1,
                           1990 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1990, File
                           No. 1-5354, is incorporated herein by reference).+

                Exhibit    Description
                -------    -----------
                10.08.1    Form of Termination Agreement effective January 1,
                           1993, April 23, 1993 or May 1, 1993, as the case may
                           be, between the Company and each of the Company's
                           officers listed on Schedule A thereto.*+


                10.09 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

                10.10 Employment Agreement dated as of January 15, 1992, as amended, between the Company and Richard Byrnes.*+

                10.11 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond
                           Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1981, File No. 1-5354, is incorporated herein by reference).

                10.12 The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees.*

                10.13 Plan of Recapitalization of the Company dated as of September 28, 1987, as amended (Exhibit 2.01 to
                           Post-Effective Amendment No. 1 to the Company's S-4
                           Registration Statement, File No. 33-19501, filed on
                           February 9, 1988, is incorporated herein by reference).

                10.14      Key Employee Deferred Compensation Plan. (Exhibit
                           10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
                           1-5354, is incorporated herein by reference).+

                10.15      1994 Non-Employee Director Stock Option Plan.*

                10.15.1    Stock Option Contracts dated as of

                Exhibit    Description
                -------    -----------
                           December 31, 1994 between the Company and each of
                           Mark Abramowitz, William B. MacLeod and Raymond
                           Vise.*+

                11.01      Statement Re Computation of Earnings Per Share.*

                13.01 Annual Report to Stockholders for the fiscal year ended December 31, 1994.*

                21.01      Subsidiaries of the Company. (Exhibit 22.01 to the
                           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

                23.01      Consent of independent accountants.*

                27         Financial Data Schedule.
___________________________


*  Filed herewith.
+  Management contract or compensatory plan or arrangement.



                (b)  Reports on Form 8-K:

                     No reports on Form 8-K were filed by the Company during the last fiscal quarter of the period covered by this Report.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders of Swank, Inc.
  Attleboro, Massachusetts


        Our report on the consolidated financial statements of Swank, Inc. has been incorporated by reference in this Form 10-K from page 4 of the 1994 Annual Report to Stockholders of Swank, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 24, 1995, except as to the
  information presented in Note E,
  for which the date is March 9, 1995

SWANK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                             COLUMN B         COLUMN C                 COMUMN D                COLUMN E
--------                                             --------         --------                 --------                --------
                                                     BALANCE AT       ADDITIONS                                        BALANCE AT
                                                     BEGINNING        CHARGED TO                                         END OF
DESCRIPTION                                          OF PERIOD         EXPENSE                 DEDUCTIONS                PERIOD
-----------                                          ----------       ----------               ----------              ----------
FOR THE YEAR ENDED DECEMBER 31, 1994

ALLOWANCE FOR DOUBTFUL ACCOUNTS                         900,000          213,000      (G)          13,000     (A)       1,100,000

ALLOWANCE FOR CASH DISCOUNTS                            470,000        1,409,000      (H)       1,379,000     (B)         500,000

ALLOWANCE FOR CUSTOMER RETURNS                        4,959,000        7,436,000      (F)       7,734,000     (C)       4,661,000

ALLOWANCE FOR COOPERATIVE ADVERTISING                   505,000        1,314,000      (G)       1,116,000     (D)         703,000

ALLOWANCE FOR IN-STORE MARKDOWNS                      1,785,000        5,741,000      (G)       5,006,000     (E)       2,520,000
                                                      ---------       ----------      ---      ----------     ---       ---------
                                                      8,619,000       16,113,000               15,248,000               9,484,000

FOR THE YEAR ENDED DECEMBER 31, 1993

ALLOWANCE FOR DOUBTFUL ACCOUNTS                         850,000          510,000      (G)         460,000     (A)         900,000

ALLOWANCE FOR CASH DISCOUNTS                            410,000        1,563,000      (H)       1,503,000     (B)         470,000

ALLOWANCE FOR CUSTOMER RETURNS                        5,885,000        9,165,000      (F)      10,091,000     (C)       4,959,000

ALLOWANCE FOR COOPERATIVE ADVERTISING                   700,000        1,002,000      (G)       1,197,000     (D)         505,000

ALLOWANCE FOR IN-STORE MARKDOWNS                      3,046,000        3,361,000      (G)       4,622,000     (E)       1,785,000
                                                     ----------       ----------      ---      ----------     ---       ---------
                                                     10,891,000       15,601,000               17,873,000               8,619,000


FOR THE YEAR ENDED DECEMBER 31, 1992

ALLOWANCE FOR DOUBTFUL ACCOUNTS                         934,000          701,000      (G)         785,000     (A)         850,000

ALLOWANCE FOR CASH DISCOUNTS                            470,000        1,409,000      (H)       1,469,000     (B)         410,000

ALLOWANCE FOR CUSTOMER RETURNS                        5,915,000        8,224,000      (F)       8,254,000     (C)       5,885,000

ALLOWANCE FOR COOPERATIVE ADVERTISING                   899,000        1,230,000      (G)       1,429,000     (D)         700,000

ALLOWANCE FOR IN-STORE MARKDOWNS                      1,652,000        4,471,000      (G)       3,077,000     (E)       3,046,000
                                                      ---------       ----------      ---      ----------     ---    ------------
                                                      9,870,000       16,035,000               15,014,000              10,891,000



(A) BAD DEBTS CHARGED OFF AS UNCOLLECTIBLE, NET OF
RECOVERIES
(B) CASH DISCOUNTS TAKEN BY CUSTOMERS
(C) CUSTOMER RETURNS
(D) CREDITS ISSUED TO CUSTOMERS FOR COOPERATIVE
ADVERTISING
(E) CREDITS ISSUED TO CUSTOMERS FOR IN STORE
MARKDOWNS
(F) NET REDUCTION OF SALES AND COST OF SALES
(G) LOCATED IN SELLING AND ADMINISTRATIVE
(H) LOCATED IN NET SALES

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1995                   SWANK, INC.
                                        (Registrant)


                                        By:  /s/ Andrew C. Corsini
                                           -----------------------
                                             Andrew C. Corsini,
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Treasurer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                    Title                                                Date
---------------------                      ------------------------                                  --------------
/s/ Marshall Tulin                         President and Director                                    March 28, 1995
---------------------                      (principal executive
Marshall Tulin                             officer)


/s/ Andrew C. Corsini                      Senior Vice President,                                    March 28, 1995
---------------------                      Chief Financial Officer,
Andrew C. Corsini                          Treasurer and Secretary
                                           (principal financial and
                                           accounting officer)


/s/ Mark Abramowitz                        Director                                                  March 28, 1995
---------------------
Mark Abramowitz


/s/ William MacLeod                        Director                                                  March 28, 1995
---------------------
William B. MacLeod


/s/ James Tulin                            Director                                                  March 28, 1995
---------------------
James Tulin


/s/ John Tulin                             Director                                                  March 28, 1995
---------------------
John Tulin


/s/ Raymond Vise                           Director                                                  March 28, 1995
---------------------
Raymond Vise

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                    _____________________________________





                                   EXHIBITS
                                      to
                          ANNUAL REPORT ON FORM 10-K
                             FOR THE FISCAL YEAR
                           ENDED DECEMBER 31, 1994





                    _____________________________________



                                 SWANK, INC.

                                EXHIBIT INDEX
                                -------------

Exhibit                                                                  Page
   No.                     Description                                    No.
--------                   -----------                                   ----
3.01            Restated Certificate of Incorporation of
                the Company dated May 1, 1987.
                (Exhibit 3.01 to the Company's S-4
                Registration Statement, File No. 33-19501,
                filed on January 4, 1988, is incorporated
                herein by reference).

3.01.1          Amendments to the Restated Certificate of
                Incorporation of the Company.  (Exhibit
                3.02 to the Company's Annual Report on
                Form 10-K for the fiscal year ended
                December 31, 1987, File No. 1-5354, is
                incorporated herein by reference).

3.02            By-Laws of the Company, as amended to
                date.*

4.01 Form of Certificate of Designation of the Series A Participating Preferred Stock and
                Series B Participating Preferred Stock.
                (Exhibit A to Annex 1 to the Proxy
                Statement/Prospectus contained in the
                Company's Registration Statement, File
                No. 33-19501, filed on January 4, 1988, is incorporated herein by reference).

4.02            Rights Agreement dated as of October 23,
                1987, between the Company and The Chase
                Manhattan Bank, N.A. as Rights Agent,
                including, as Exhibit A of such Rights
                Agreement, the Certificate of Designation relating to the Company's Series C Parti-cipating Preferred Stock. (Exhibit 4(b) to the Company's current Report on Form 8-K for October 23, 1987, File No. 1-5354, is incorporated herein by reference).

4.03            Credit Agreement dated as of December 22,
                1992 ("Credit Agreement") between the
                Company, each of the banks which is a
                signatory thereto and The Chase Manhattan
                Bank (National Associations), as Agent (in such capacity, the "Agent"). (Exhibit
                4.03 to the Company's Annual Report on
                Form 10-K for the fiscal year ended
                December 31, 1992, File No. 1-5354, in
                incorporated herein by reference).

4.03.1          Amendment No. 1 dated March 30, 1993
                to the Credit Agreement.*

4.03.2          Amendment No. 2 dated May 10, 1993

Exhibit                                                                Page
   No.                   Description                                    No.
--------                 -----------                                   ----
                to the Credit Agreement.*

4.03.3          Amendment No. 3 dated August 31, 1993
                to the Credit Agreement.*

4.03.4          Amendment No. 4 dated March 9, 1994
                to the Credit Agreement. (The first
                exhibit to the Company's Quarterly
                Report on Form 10-Q for the quarter
                ended September 30, 1994, File No.
                1-5354, is incorporated herein by
                reference).

4.03.5          Amendment No. 5 dated April 1, 1994
                to the Credit Agreement. (The second
                exhibit to the Company's Quarterly
                Report on Form 10-Q for the quarter
                ended September 30, 1994, File No.
                1-5354, is incorporated herein by
                reference).

4.03.6          Amendment No. 6 dated September 13,
                1994 to the Credit Agreement. (The
                third exhibit to the Company's
                Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1994,
                File No. 1-5354, is incorporated
                herein by reference).

4.04            Security Agreement dated as of December 22,
                1992 ("Swank Security Agreement") between the Company and the Agent. (Exhibit 4.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, in incorporated herein by reference).

4.04.1 Amendment No. 1 dated September 13, 1994 to the Swank Security Agreement. (The fourth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                30, 1994, File No. 1-5354, is incorporated herein by reference).

4.05            Security Agreement dated as of December 22,
                1992 ("FSC Security Agreement") between
                Swank Sales International (V.I.), Inc. and the Agent. (Exhibit 4.05 to the Company's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-
                5354, in incorporated herein by reference).

4.05.1 Amendment No. 1 dated September 13, 1994 to the FSC Security Agreement. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                30, 1994, File No. 1-5354, is incorporated herein by reference).

Exhibit                                                                                 Page
  No.                                  Description                                       No.
-------                                -----------                                      ----
4.06                    Open End Indenture of Mortgage, Assignment
                        of Rents, Security Agreement and Fixture
                        Filing (Connecticut) dated as of December
                        22, 1992 between the Company and the Agent.
                        (Exhibit 4.06 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1992, File No. 1-5354,
                        in incorporated herein by reference).

4.07 Open End Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture
                        Filing (Massachusetts) dated as of December
                        22, 1992 between the Company and the Agent.
                        (Exhibit 4.07 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1992, File No. 1-5354, in incorporated herein by reference).

4.08                    Warrant Agreement dated as of April 29,
                        1991 between the Company, the banks that were signatories to the Company's Credit
                        Agreement dated as of May 11, 1990 (as
                        amended prior to March 30, 1992) and The
                        Chase Manhattan Bank (National
                        Association), as Agent. (Exhibit 4.03(tt) to Amendment No. 1 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1990, File No. 1-5354, is incorporated herein by reference).

4.08.1                  Form of Warrant.  (Annex 1 to the Warrant
                        Agreement filed as Exhibit 4.03(tt) to
                        Amendment No. 1 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1990, File No. 1-5354.)
                        (Exhibit 4.03(uu) to Amendment No. 1 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-5354, is incorporated herein by reference).

10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin.
                        (Exhibit 10.01 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1991, File No. 1-5354, is incorporated herein by reference).

10.01.1                 Amendment dated as of September 1, 1993 to
                        Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).

10.02                   Employment Agreement dated as of January 1,
                        1990 between the Company and John Tulin.

Exhibit                                                                    Page
  No.                                 Description                           No.
-------                               -----------                          ----
                        (Exhibit 10.03 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1989, File No. 1-5354,
                        is incorporated herein by reference).

10.02.1 Amendments dated September 1, 1993 and Sep-tember 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).

10.03                   Employment Agreement dated as of March 1,
                        1989 between the Company and James Tulin.
                        (Exhibit 10.05 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).

10.03.1                 Amendment dated as of January 4, 1990 to
                        Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).

10.03.2                 Amendment dated as of September 1, 1993 to
                        Employment Agreement between the Company and James Tulin. (Exhibit 10.01.1 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).

10.04                   Amended and Restated 1981 Incentive Stock
                        Option Plan of the Company. (Exhibit 10.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5354, is incorporated herein by reference).

10.05                   1987 Incentive Stock Option Plan of the
                        Company.  (Annex 3 to the Proxy
                        Statement/Prospectus contained in the
                        Company's Registration Statement, File
                        No. 33-19501, filed on January 4, 1988, is incorporated herein by reference).

10.06                   1987 Incentive Share Plan of the Company.
                        (Annex 2 to the Proxy Statement/Prospectus contained in the Company's Registration
                        Statement, File No. 33-19501, filed on
                        January 4, 1988, is incorporated herein by reference).

10.07                   Form of Termination Agreement dated as of

Exhibit                                                                     Page
   No.                        Description                                    No.
--------                      -----------                                   ----
                May 1, 1987 between the Company and certain
                of the Company's executive officers listed
                on the Schedule thereto. (Exhibit 10.11 to
                the Company's Annual Report on Form 10-K
                for the fiscal year ended December 31,
                1987, File No. 1-5354, is incorporated
                herein by reference).

10.07.1         Form of First Amendment and Extension
                effective as of May 1, 1990 to the
                Termination Agreements effective as of May
                1, 1987 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 19.1 to the Company's
                Quarterly Report on Form 10-Q for the
                fiscal quarter ended September 30, 1990, File No. 1-5354, is incorporated herein by reference).

10.08 Form of Termination Agreement effective as of May 1, 1990 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 19.2 to the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1990, File No. 1-5354, is incorporated herein by reference).

10.08.1         Form of Termination Agreement
                effective January 1, 1993, April 23,
                1993 or May 1, 1993, as the case may
                be, between the Company and each of
                the Company's officers listed on
                Schedule A thereto.*+

10.09 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit
                10.12 to the Company's Annual Report on
                Form 10-K for the fiscal year ended
                December 31, 1988, File No. 1-5354, is
                incorporated herein by reference).

10.10           Employment Agreement dated as of
                January 15,1992, as amended, between
                the Company and Richard Byrnes.*+

10.11 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit
                10.12(b) to the Company's Annual Report on
                Form 10-K for the fiscal year ended
                December 31, 1981, File No. 1-5354, is
                incorporated herein by reference).

10.12           The New Swank, Inc. Retirement Plan Trust
                Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin

Exhibit                                                                     Page
   No.                            Description                                No.
--------                          -----------                               ----
                        and Raymond Vise, as co-trustees.*

10.13                   Plan of Recapitalization of the Company
                        dated as of September 28, 1987, as amended
                        (Exhibit 2.01 to Post-Effective Amendment
                        No. 1 to the Company's S-4 Registration
                        Statement, File No. 33-19501, filed on
                        February 9, 1988, is incorporated herein by reference).

10.14                   Key Employee Deferred Compensation Plan.
                        (Exhibit 10.17 to the Company's Annual
                        Report on Form 10-K for the fiscal year
                        ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).

10.15                   1994 Non-Employee Director Stock Option
                        Plan.*

10.15.1                 Stock Option Contracts dated as of
                        December 31, 1994 between the Company and each of Mark Abramowitz, William B. MacLeod and Raymond Vise.*

11.01                   Statement Re Computation of Earnings Per
                        Share.*

13.01                   Annual Report to Stockholders for the
                        fiscal year ended December 31, 1994.*

22.01                   Subsidiaries of the Company.  (Exhibit
                        22.01 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended
                        December 31, 1992, File No. 1-5354, is
                        incorporated herein by reference).

23.01                   Consent of independent accountants.*

27                      Financial Data Schedule.

------------------------
*        Filed herewith.
