Form 10-Q
period 1995-03-31
SWANK INC
filed 1995-05-12
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                             -----------------
                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                     Commission file number   1-5354

                                 SWANK, INC.
            (Exact name of registrant as specified in its charter)

  Delaware                                                   04-1886990
 (State or other jurisdiction of incorporation   (IRS employer identification
     or organization)                              Number)

  6 Hazel Street, Attleboro, Massachusetts                        02703
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code     508-222-3400


Former name, former address and former fiscal year, if changed since last report.

     Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  Yes  X     No

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court    Yes         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date April 18, 1995

              Title of Class                   Shares Outstanding
                Common Stock                       16,505,636
               $.10 par value

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)
     ASSETS                                March 31, 1995     December 31, 1994
Current:
  Cash and temporary cash investments               $   631           $ 2,153
  Accounts receivable, less allowances               16,529            13,874
    of $6,432 and $9,484
  Inventories, at the lower of cost
    or market
       Raw materials                      $ 3,924            $ 4,295
       Work-in-process                      7,166              7,987
       Finished goods                      15,919    27,009   13,867   26,149
                                          -------            -------
  Deferred income taxes                               4,105             4,105
  Prepaid and other                                   2,202               977
                                                    -------            ------
          Total current assets                       50,476            47,258
Property, plant and equipment, at cost     22,259             22,064
  Less accumulated depreciation
    and amortization                       15,742     6,517   15,477    6,587
                                          -------            -------
Deferred income taxes                                   834               834
Other assets                                          3,129             2,779
                                                    -------           -------
Total Assets                                        $60,956           $57,458
                                                    =======           =======
     LIABILITIES
Current:
  Notes payable to banks                            $16,500           $ 5,000
  Current portion of long-term
    obligations                                         999             2,920
  Accounts payable, trade                             3,045             3,665
  Accrued employee compensation                       1,544             3,010
  Income taxes payable                                    -             1,826
  Other liabilities                                   6,097             6,512
                                                    -------           -------
          Total current liabilities                  28,185            22,933
                                                    -------           -------
Long-term obligations                                 4,096             4,308
                                                    -------           -------
          Total liabilities                          32,281            27,241
                                                    =======           =======
     STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
    Authorized 1,000,000 shares
  Common stock, par value $.10:
    Authorized 66,000,000 shares
     Issued 16,839,155 and 16,804,155                 1,683             1,680
  Capital in excess of par value                        837               825
  Retained earnings                                  26,869            28,421
                                                    -------           -------
                                                     29,389            30,926
  Unearned ESOP shares                                    5                 -
  Treasury stock at cost 333,519 shares                 709               709
                                                    -------           -------
     Total stockholders' equity                      28,675            30,217
                                                    -------           -------
  Total liabilities and stockholders'
    equity                                          $60,956           $57,458
                                                    =======           =======
The accompanying notes are an integral part of the consolidated financial statements.

                                   SWANK, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994
                             (Dollars in thousands)
                                ----------------



                                                1995                 1994

Net sales                                    $29,966              $29,002


Cost of goods sold                            18,183               16,584
                                             --------              -------


Gross profit                                  11,783               12,418


Selling and administrative expenses           14,124               12,691
                                             --------             --------


Loss from operations                          (2,341)                (273)


Interest charges                                 246                  222
                                             --------             --------


Loss before income taxes                      (2,587)                (495)


Benefit for income taxes                      (1,035)                 (83)
                                             --------             --------


Net loss                                     $(1,552)             $  (412)
                                             ========             ========

Share and per share information:

Weighted average common shares and
common share equivalents outstanding      16,474,425           16,444,507


Net loss per share                             $(.09)               $(.03)
                                               ======               ======










The accompanying notes are an integral part of the consolidated financial statements.

                                   SWANK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994
                             (Dollars in thousands)
                                   ----------

                                                          1995           1994
Cash flow from operating activities:

  Net loss                                            $ (1,552)       $  (412)

  Adjustments to reconcile net loss
   to operating cash flows:

  Increase in post-retirement benefits                      68             90

  Loan forgiveness in lieu of contribution to
    employees' stock ownership plan                          -            236

  Depreciation and amortization                            266            262

  Decrease in receivable reserves                       (3,052)        (2,184)

  Change in assets and liabilities
    (Increase) decrease in accounts receivable             396           (494)

    Increase in inventory                                 (860)        (3,821)

    Increase in prepaid and other                       (1,575)          (264)

    Decrease in accounts payable, income taxes
      payable and accrued other                         (4,606)        (3,069)
                                                      ---------       --------
          Net cash used in operating activities        (10,915)        (9,656)
                                                      ---------       --------
Cash flow from investing activities:

  Capital expenditures                                    (196)          (175)
                                                      ---------       --------
          Net cash used in investing activities           (196)          (175)
                                                      ---------       --------
Cash flow from financing activities:

  Borrowing under revolving credit agreement            16,500         11,450

  Payments of revolving credit agreement                (5,000)        (3,500)

  Principal payments of long-term debt                  (1,921)          (890)

  Advance to employees stock ownership trust                (5)              -

  Proceeds from exercise of employees' stock
    options                                                 15             33
                                                      ---------       --------
          Net cash provided by financing activities      9,589          7,093
                                                      ---------       --------
  Net decrease in cash and equivalents                  (1,522)        (2,738)

  Cash and equivalents at beginning of period            2,153          2,935
                                                      ---------       --------

  Cash and equivalents at end of period               $    631        $   197
                                                      =========       ========

The accompanying notes are an integral part of the consolidated financial statements.

     Notes to Unaudited Consolidated Financial Statements.



(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 1995 and 1994. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the Company's annual report to stockholders for the fiscal year ended December 31, 1994; the condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) Certain reclassifications have been made in the prior year's unaudited consolidated financial statements to conform with the current year's presentation. Accrued selling expenses, consisting of in-store markdowns and cooperative advertising have been reclassified as accounts receivable allowances. Equal amounts related to sales returns have been reclassified between sales and cost of sales.

(3) During the first quarter 1995, the Company has not incurred any material changes in the commitments and contingencies as previously referenced in Footnote I of the 1994 annual report.

(4) During April, 1995, the Company has reduced the number of authorized $.10 par value common shares from 66,000,000 to 43,000,000.

Item 2. Managements's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations

As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (January - June) and Fall (July - December) seasons. The Company believes that results of operations are considered to be more meaningful on a seasonal basis (six months) than on a quarterly basis as the timing of sales (deliveries) and related income between quarters can be affected by the availability of materials, retail sales and fashion trends. These factors may affect the shift of volume between quarters within a season differently in one year than another.

Quarters Ended March 31, 1995 AND 1994

     Net sales for the quarter ended March 31, 1995 were $29,966,000, an increase of $964,000 or 3% from the quarter ended March 31, 1994.

     Sales increased in men's and women's jewelry $925,000 or 6% and men's leather accessories $398,000 or 3%, offset in part, by decreased other product line sales $359,000 or 30% compared to 1994. The increased sales in men's and women's jewelry and men's leather accessories are attributable to sales from the new Guess? lines, introduced in September of 1994, and expansion in the customer base for the Company's special markets lines for jewelry and men's leather accessories. The decreased sales in other product lines results principally from the Company's decision to discontinue the sale and distribution of men's accessories under various National Football League team logos and the names and logos of several college and university teams.

     Included in the sales figures above were sales from the Company's factory outlets which decreased 15% compared to 1994. Decreases of 13% and 8% were attributable to same store sales and closed store sales, respectively, offset in part, by an increase of 6% in new store sales.

     Gross profit for the quarter ended March 31, 1995 decreased $635,000 or 5% from the quarter ended March 31, 1994. Gross profit expressed as a percentage of net sales declined 4%, from 43% to 39%.

     Gross profit decreased in men's and women's jewelry $633,000 or 9% and men's leather accessories $270,000 or 5%, offset in part, by increased gross profit for the Company's other product lines of $268,000 or 285%. The decreased gross profit in men's and women's jewelry and men's leather accessories was a result of unfavorable production variances caused by lower production levels, lower margins on the current line as well as increased sales of off-price merchandise. Gross profit increased in other product lines despite lower net sales primarily as a result of fewer required inventory markdowns and less royalty expense recognized.

     Inventory levels increased $860,000 or 3% from December 31, 1994 reflecting the normal cyclical nature of the Company's sales. The increase is smaller than in previous years, primarily as a result of increased sales of excess inventory and a reduction in the number of items maintained in the women's jewelry line. The increase in notes payable to banks at March 31, 1995 of $11,500,000 compared with December 31, 1994 is attributable to several factors; higher outstanding borrowings at the beginning of 1995, increased long term debt payments required under the Company's credit agreement, higher income tax payments, and less cash generated from operations.

     Selling and administrative expenses increased $1,433,000 or 12% primarily as a result of increased compensation costs, cooperative advertising and displays. Compensation costs and related fringe benefits contributed to an increase of $710,000 or 10%, relating primarily to additional personnel required for the new Guess? lines and general wage increases. Cooperative advertising and displays increased $107,000 or 22% and $128,000 or 45%, respectively. Total advertising and promotion expressed as a percentage of net sales remained unchanged at 7%.

     Interest charges increased $24,000 or 11% as a result of increased short term borrowings and interest rates, offset in part, by decreased long term debt.

Income Taxes

     The Company recognized an effective tax rate of 40%, which is above the federal statutory rate of 34%, in order to recognize the combined federal and state income tax expense. The higher effective tax rate in 1995 results from the elimination of the valuation allowance against its net deferred tax asset in the fourth quarter of 1994.

Current Liquidity

     The Company's working capital decreased $2,034,000 during the three months ended March 31, 1995.

     The Company has maintained line of credit with banks to provide sufficient working capital during the year. At March 31, 1995 the Company had a revolving credit facility of $21,000,000, including a $7,000,000 letter of credit facility, available through December 31, 1995 for seasonal working capital needs. The Company's short-term bank borrowings are at peak during the months of August through November. The Company anticipates a new revolving loan agreement to be effective in the second quarter of 1995 that will meet its working capital requirements for 1995. The Company has no material commitments for capital expenditures.

Long-term Liquidity and Capital Resources

     As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables increase during the year and peak in the fourth quarter. The Company builds its inventory during the first three quarters of the year to respond to the holiday season. Cash required is provided by a revolving credit facility. Outstanding balances for this credit facility are required to be paid in full for a 30 day period during the first six months of each year. Cash generated from operations is used to pay down the credit facility during the months of December and January.

     Cash used in operations for the first three months totaled $10,915,000 consisting primarily of a $1,552,000 net loss, reductions in accounts payable, income taxes payable and other accrued items, and increases in inventory and prepaid expenses. Cash used in investing activities was $196,000 for replacement of used machinery and equipment. Cash provided by financing activities totaled $9,589,000 consisting primarily from borrowings under the revolving credit agreement, offset in part, by payments of the revolving credit agreement and long term debt.

     Net accounts receivable increased primarily as a result of increased sales and reductions in the reserves against accounts receivable. The reductions of the reserves reflect the actual charges as processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and gross profit on returns.

     In 1992 the Company refinanced all existing long-term debt with proceeds of a $9,000,000 bank term loan. The loan bears interest at the prime rate plus 2% and is collaterized by all of the Company's assets. Cash provided from operating activities and the sale of certain operations have provided funds for the reduction of long -term debt to $999,000 at April 18, 1995.

     The terms of the agreement, as amended, require the Company to maintain certain financial ratios and minimum amounts of tangible net worth. The agreement also limits capital expenditures, prohibits additional indebtedness over specified amounts and contains other covenants normally associated with such agreements.

     Pursuant to the Company's credit agreement, as amended, certain financial ratios are required to be met for the quarter ended March 31, 1995. These include leverage and current ratios of 1.10 to 1 and 1.90 to 1, respectively. As of March 31, 1995 the actual leverage and current ratios were 1.10 to 1 and
1.81 to 1, respectively. The Company was not in compliance with the quarterly current ratio covenant. The banks have agreed to waive the aforementioned default. The Company is in the process of negotiating a new revolving loan agreement and anticipates new covenants to be established.

                           PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.02      By-laws of the Company, as amended to date

     3.03      Articles of Incorporation of the Company, as amended to date.

     10.15.2 Stock option contract dated as of April 20, 1995 between the Company and Raymond Vise.

     10.15.3 Stock option contract dated as of April 20, 1995 between the Company and William B. MacLeod.

     10.15.4 Stock option contract dated as of April 20, 1995 between the Company and Mark Abramowitz.

     27.0      Financial data schedule.


(b)  Current reports on Form 8-K - none

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SWANK, INC.
                                                    Registrant






                                                 Andrew C. Corsini
                                           Senior Vice President, Treasurer
                                               and Chief Financial Officer



Date:MAY 12, 1995