Form 10-Q/A
period 1995-06-30
SWANK INC
filed 1995-08-10
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549
                          --------------------
                                        F O R M   10 - Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date July 20, 1994

              Title of Class                   Shares Outstanding
              Common Stock                       16,509,523
               $.10 par value

                                  PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements.

                                            SWANK, INC.
                              CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)
       ASSETS                             June 30, 1995       December 31, 1994
 Current:
  Cash and temporary cash investments              $445                 $ 2,153
  Accounts receivable, less allowances           14,308                  13,874
    of $5,226 and $9,484
  Inventories, at the lower of cost
    or market
         Raw materials               $ 4,646                 $ 4,295
         Work-in-process               8,340                   7,987
         Finished goods               18,164     31,150       13,867     26,149
                                     -------                 -------
  Deferred income taxes                           4,105                   4,105
  Prepaid and other                               4,420                     977
                                                -------                  ------
             Total current assets                54,428                  47,258
Property, plant and equipment, at cost
  Less accumulated depreciation       22,415                  22,064
    and amortization                  16,009      6,406       15,477      6,587
                                     -------                 -------
Deferred income taxes                               834                     834
Other assets                                      3,246                   2,779
                                                -------                 -------
Total Assets                                    $64,914                 $57,458
                                                =======                 =======
       LIABILITIES
Current:
  Notes payable to banks                        $19,700                 $ 5,000
  Current portion of long-term obligations          666                   2,920
  Accounts payable, trade                         6,328                   3,665
  Accrued employee compensation                   1,521                   3,010
  Income taxes payable                                -                   1,826
  Other liabilities                               6,974                   6,512
                                                -------                 -------
             Total current liabilities           35,189                  22,933
                                                -------                 -------
Long-term obligations                             4,247                   4,308
                                                -------                 -------
             Total liabilities                   39,436                  27,241
                                                -------                 -------
       STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
    Authorized 1,000,000 shares
  Common stock, par value $.10:
    Authorized 43,000,000 and 66,000,000
       shares
       Issued 16,843,042 and 16,804,155           1,684                   1,680
  Capital in excess of par value                    850                     825
  Retained earnings                              24,188                  28,421
                                                -------                 -------
                                                 26,722                  30,926
Less:
  Unearned ESOP shares                              535                       -
  Treasury stock at cost 333,519 shares             709                     709
                                                -------                 -------
       Total stockholders' equity                25,478                  30,217
                                                -------                 -------
  Total liabilities and stockholders'
    equity                                      $64,914                 $57,458
                                                =======                 =======

The accompanying notes are an integral part of the consolidated financial statements.

                                            SWANK, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994
                                      (Dollars in thousands)
                                         ----------------



                                            1995                     1994

Net sales                                 $28,253                 $28,945


Cost of goods sold                         17,086                  15,848
                                         --------                --------

Gross profit                               11,167                  13,097


Selling and administrative expenses        14,697                  13,783
                                         --------                --------

Loss from operations                       (3,530)                   (686)


Interest charges                              497                     429
                                         --------                --------


Loss before income taxes                  (4,027)                  (1,115)


Benefit for income taxes                  (1,346)                    (186)
                                        --------                 --------


Net loss                                $ (2,681)                 $  (929)
                                        ========                 ========


Share and per share information:

Weighted average common shares and
common share equivalents outstanding  16,197,076               16,470,636


Net loss per share                        $(.17)                   $(.06)
                                          ======                   ======



The accompanying notes are an integral part of the consolidated financial statements.

                                            SWANK, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                      (Dollars in thousands)






                                                       1995              1994

Net sales                                            58,219           $57,947

Cost of goods sold                                   35,269            32,432
                                                    -------            ------

Gross profit                                         22,950            25,515

Selling and administrative expenses                  28,821            26,474
                                                    -------           -------

Loss from operations                                 (5,871)             (959)

Interest charges                                        743               651
                                                   --------           -------

Loss before income taxes                             (6,614)           (1,610)

Benefit for income taxes                             (2,381)             (269)
                                                  ---------           -------

Net loss                                          $  (4,233)          $(1,341)
                                                  =========          ========

Share and per share information:
Weighted average common shares and common
share equivalents outstanding                     16,335,751       16,457,571

Net loss                                              $(.26)           $(.08)







       The accompanying notes are an integral part of the consolidated financial statements.

                                            SWANK, INC
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          FOR THE SIX MONTHS ENDED JUNE 30, 1995 and 1994
                                      (Dollars in thousands)



                                                          1995         1994
Cash flow from operating activities:
  Net loss                                            $ (4,233)    $(1,341)
  Adjustments to reconcile net loss
   to operating cash flows:
   Depreciation and amortization                           567         529
   Gain on sale of fixed assets                                        (15)
   Loan forgiveness in lieu of contribution to
      employees' stock ownership plan                                  236
   Decrease in receivable reserves                      (4,258)     (3,350)
   Change in assets and liabilities:
     Decrease in accounts receivable                     3,824       4,178
     Increase in inventory                              (5,001)     (6,299)
     Increase in prepaid and other                      (3,910)       (400)
     Decrease in accounts payable and accrued other       (251)     (4,565)
                                                      ---------   ---------
          Net cash used in operating activities        (13,262)    (11,027)
                                                      ---------   ---------
Cash flow from investing activities:
  Capital expenditures                                    (387)      (363)
  Proceeds from the sale of plant and equipment                        15
                                                      ---------  ---------
         Net cash used in investing activities            (387)      (348)
                                                      ---------  ---------
Cash flow from financing activities:
  Borrowing under revolving credit agreement             23,950    21,250
  Payments of revolving credit agreement                 (9,250)   (9,750)
  Principal payments of long-term debt                   (2,254)   (1,620)
  Advance to employees' stock ownership trust              (535)     (814)
  Proceeds from the exercise of employees' stock
  options                                                    30        33
                                                       --------  ---------
       Net cash provided by financing activities:        11,941      9,099
                                                      ---------  ---------
Net decrease in cash and equivalents                     (1,708)    (2,276)
Cash and equivalents at beginning of period               2,153      2,935
                                                       --------  ---------
Cash and equivalents at end of period              $        445   $    659
                                                      =========  =========

       The accompanying notes are an integral part of the consolidated financial statements.

       Notes to Unaudited Consolidated Financial Statements.

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 1995 and 1994. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the Company's annual report to stockholders for the fiscal year ended December 31, 1994; the condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) Certain reclassifications have been made in the prior year's consolidated financial statements to conform with the current year's presentation. As stated in Footnote J of the 1994 Annual Report, equal amounts related to sales returns have been reclassified between sales and cost of sales.

(3) During the six months ended June 30, 1995, the Company has not incurred any material changes in the commitments and contingencies as previously referenced in Footnote I of the 1994 annual report.

(4) In April 1995, the shareholders voted to reduce the number of authorized $.10 par value common shares from 66,000,000 to 43,000,000.

(5) Pursuant to the Company's revolving credit agreement, as amended, certain financial ratios are required to be met for the six months ended June 30, 1995. These include leverage and current ratios, of 1.10 to 1 and 1.90 to 1, respectively. As of June 30, 1995 the actual leverage and current ratios were
1.44 to 1 and 1.60 to 1, respectively. The Company was not in compliance with these covenants. The Company was also not in compliance with covenants pertaining to minimum tangible net worth which was $1,452,000 below the required minimum, results of operations which were $4,691,000 below the cumulative loss before taxes required, and interest coverage where earnings before interest and taxes is required to be 250% of interest expense and the actual reults were computed to be 103%. The banks have agreed to waive the aforementioned defaults.

On July 20, 1995 the Company modified and extended its revolving Credit Agreement (the "New Agreement") with The Chase Manhattan Bank, N.A. and Fleet National Bank ("the Banks") for $32,000,000. The new agreement provides for loans and letters of credit in an amount up to $32,000,000, with a sublimit of $7,000,000 in letters of credit, available through June 30, 1998.
The New Agreement bears interest at the prime rate plus 1%. These loans and letters of credit are collateralized by all of the Company's assets.
The terms of the New Agreement require the Company to maintain certain financial ratios and minimum amounts of tangible net worth. The New Agreement also limits capital expenditures, prohibits additional indebtness over a specified amount and contains other covenants normally associated with such agreements. The Company believes this facility will be adequate to meet its seasonal working capital requirements during the loan period.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


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

Quarters Ended June 30, 1995 and 1994

Net sales for the quarter ended June 30, 1995 were $28,253,000, a decrease of $692,000 or 2% from the quarter ended June 30, 1994.

Net sales decreased in men's and women's jewelry $565,000 or 5% and other product lines $1,264,000 or 60% compared to 1994, offset, in part, by increased sales in men's leather accessories $1,137,000 or 8%. The decreased sales in men's and women's jewelry were primarily the result of actual returns being higher than anticipated. These decreases were offset, in part, by sales from the Guess? lines, which also attributed to the increased sales in men's leather accessories. The decreased sales in other product lines resulted principally from the Company's decision to discontinue the sale and distribution of men's accessories under various National Football League team logos and the names and logos of several college and university teams.

Included in net sales are adjustments relating to customer returns. The customer return adjustments reflect the difference in anticipated and actual spring returns. During the Spring of 1995, the Company initiated efforts to penetrate new markets and expand market share. These programs included replacement of slow moving goods. These programs, combined with higher than anticipated returns of 1994 sales, as opposed to the Company's favorable experience in the prior period, resulted in reductions to current period sales. The following table quantifies these adjustments (in thousands):


                                      1995     1994    Variance
   Men's and Women's Jewelry      $(1,642)     $918    $(2,560)
   Men's Leather Accessories          (37)      167       (204)
   Other product lines               (312)       53       (365)
Increase(Decrease)in Net Sales    $(1,991)   $1,138    $(3,129)

Included in the sales figures above were sales from the Company's factory outlets which decreased 26% compared to 1994. Decreases of 20% and 8% were attributable to same store sales and closed store sales, respectively, offset in part, by an 2% increase in new store sales.

Gross profit for the quarter ended June 30, 1995 was $11,167,000, a decrease $1,930,000 or 15% from the quarter ended June 30, 1994. Gross profit expressed as a percentage of net sales declined 5 percentage points, from 45% to 40%.

Gross profit decreased in men's and women's jewelry $1,160,000 or 18% and other product line $913,000 or 106% offset, in part, by increases in men's leather accessories of $143,000 or 2%. The decrease in gross profit for men's and

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)


women's jewelry and other product lines was primarily the result of unfavorable adjustments caused by actual returns being higher than anticipated, unfavorable production variances, lower margins on current line items, and increased sales of off-price merchandise. These decreases were offset, in part, by an increase in gross profit for men's leather accessories primarily as a result of increased sales volume.

Included in gross profit are adjustments relating to customer returns. The customer return adjustments reflect the difference in anticipated and actual spring returns. The following table highlights these adjustments (in thousands):

                                      1995     1994      Variance
   Men's and Women's Jewelry         $(990)    $300      $(1,290)
   Men's Leather Accessories             2      150         (148)
   Other product lines                (172)      50         (222)
Increase(Decrease)in Gross Profit  $(1,160)    $500      $(1,660)

Inventory levels increased $5,001,000 or 19% from December 31, 1994 reflecting the normal cyclical nature of the Company's sales. The Company continues to monitor inventory levels to obtain a balance between meeting our customer response times and minimizing excess carrying costs. The increase in notes payable to banks at June 30, 1995 of $14,700,000 compared with December 31, 1994 is attributable to several factors; higher outstanding borrowings at the beginning of 1995, funding the build-up of inventory for the fall season, higher income tax payments, and less cash generated from operations.

Selling and administrative expenses increased by $914,000 or 7% primarily as a result of increased compensation costs, in-store markdowns, and travel costs. Compensation and related fringe benefits contributed to an increase of $200,000 or 3%, relating to additional personnel required for the new Guess? lines and higher group insurance and workman's compensation premiums. In-store markdowns increased $330,000 or 78% principally attributable to higher sales volume from the new Guess? line and competitive pressures. Travel costs increased $183,000 or 34% as a result of additional personnel for the Guess? lines. Total advertising and promotion expressed as a percentage of net sales increased one percentage point to 5% from 4% in the second quarter 1995.

Interest charges increased by $68,000 or 16% as a result of increased short term borrowings, offset in part, by decreased long term debt.

Income Taxes

The Company recognized a tax benefit at an effective tax rate of 33% in the quarter in order to adjust the combined federal and state rate to the Company's current estimated full year rate. The higher effective rate in 1995 results from the elimination of the valuation allowance against the net deferred tax asset which was recorded in the fourth quarter of 1994.

Six Months Ended June 30, 1995 and 1994

Net sales for the six months ended June 30, 1995 were $58,219,000, an increase of $272,000 or less than 1% from the six months ended June 30, 1994.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)

Net sales increased in men's and women's jewelry $359,000 or 1%, and men's leather accessories $1,538,000 or 5% compared to 1994, offset in part by decreased sales in other product lines $1,623,000 or 49%. Sales in men's and women's jewelry and men's leather accessories increased primarily as a result of sales attributable to the new Guess? lines and the expansion of the customer base for the Company's special market lines, despite the result of actual returns being higher than anticipated. These increases were offset, in part, by decreased sales in other product lines attributable principally to the Company's decision to discontinue the sale and distribution of men's accessories under various National Football League team logos and the names and logos of several college and university teams.

Included in net sales are adjustments relating to customer returns. The customer return adjustments reflect the difference in anticipated and actual spring returns. During the Spring of 1995, the Company initiated efforts to penetrate new markets and expand market share. These programs included the replacement of slow moving goods. These programs, combined with higher than anticipated returns of 1994 sales, as opposed to the Company's favorable experience in the prior period, resulted in reductions to current period sales. The following table highlights these adjustments (in thousands):

                                      1995       1994    Variance
   Men's and Women's Jewelry      $(1,642)     $1,835    $(3,477)
   Men's Leather Accessories          (37)        333       (370)
   Other product lines               (312)        104       (416)
Increase(Decrease)in Net Sales    $(1,991)     $2,272    $(4,263)

Included in the sales figures above were sales from the Company's factory outlets which decreased 21% compared to 1994. Decreases of 17% and 8% were attributable to same store sales and closed store sales, respectively, offset in part, by an 4% increase in new store sales.

Gross profit for the six months ended June 30, 1995 was $22,950,000, a decrease $2,565,000 or 10% from the six months ended June 30, 1994. Gross profit expressed as a percentage of net sales declined 5 percentage points, from 44% to 39%.

Gross profit decreased in men's and women's jewelry $1,792,000 or 13%, men's leather accessories $128,000 or 1%, and in other product line $645,000 or 67%. The decrease in gross profit for men's and women's jewelry, men's leather accessories, and other product lines was primarily the result of unfavorable adjustments caused by actual returns being higher than anticipated, unfavorable production variances, lower margins on current line items, and increased sales of off-price merchandise.

Included in gross profit are adjustments relating to customer returns. The customer return adjustments reflect the difference in anticipated and actual spring returns. The following table highlights these adjustments (in thousands):

                                      1995     1994      Variance
   Men's and Women's Jewelry         $(990)    $850      $(1,840)
   Men's Leather Accessories             2      150         (148)
   Other product lines                (172)      50         (222)
Increase(Decrease)in Gross Profit  $(1,160)  $1,050      $(2,210)

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)


Selling and administrative expenses increased by $2,347,000 or 9% primarily as a result of increased compensation costs, advertising and promotion, and travel costs. Compensation and related fringe benefits contributed to an increase of $910,000 or 6%, relating primarily to additional personnel required for the new
Guess? lines.   Advertising and promotion increased $619,000 or 18% principally attributable to higher sales volume from the Guess? line and competitive pressures. Travel costs increased $345,000 or 31% as a result of additional personnel for the Guess? lines.

Interest charges increased by $92,000 or 14% as a result of increased short term borrowings, offset in part, by decreased long term debt.

Income Taxes

The Company recognized a tax benefit at an effective tax rate of 36% for the six months in order to recongize the estimated combined federal and state rate for the full year. The higher effective rate in 1995 results from the elimination of the valuation allowance against the net deferred tax asset which was recorded in the fourth quarter of 1994.

Capital Resources and Liquidity

The Company's working capital decreased $5,086,000 during the six months ended June 30, 1995.

The Company has maintained lines of credit with banks to provide sufficient working capital during the year. At June 30, 1995, the Company had a revolving credit facility of $21,000,000, including a $7,000,000 facility for letters of credit, available through December 31, 1995 for seasonal working capital needs. The Company's short-term bank borrowings peak during the months of August through November. On July 20, 1995 the Company modified and extended its revolving credit agreement (the "New Agreement") with The Chase Manhattan Bank, N.A. and Fleet National Bank ("the Banks") for $32,000,000, including $7,000,000 in letters of credit, available through June 30, 1998. The Company believes this facility will be adequate to meet its seasonal working capital requirements during the loan period. The Company has no material commitments for capital expenditures.


Long-term Liquidity and Capital Reserves

     As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables increase during the year and peak in the fourth quarter. The Company builds its inventory during the first three quarters of the year to respond to the holiday season. Cash required for operations is provided by a revolving credit facility. Outstanding balances for the prior credit facility are required to be paid in full for a 30 day period during the first six months of each year. Under the new agreement outstanding balances are required to be reduced to no greater than $2 million for a 30 day period during the first six months of each year. Cash generated from operations is used to pay down the credit facility during the months of December and January.

Item 2. Managements's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)

     Cash used in operations for the six month period ended June 30, 1995 totaled $13,262,000 consisting primarily of a $4,233,000 net loss, reductions in accounts payable, income taxes payable and other accrued items, and increases in inventory and prepaid expenses. Cash used in investing activities was $387,000 for replacement of used machinery and equipment. Cash provided by financing activities totaled $11,941,000 consisting primarily of borrowings under the Company's credit facility, offset in part by repayments under that credit facility and long term debt.

Net accounts receivable increased primarily as a result of increased sales and reductions in the reserves against accounts receivable. The reductions of the reserves reflect the actual charges as processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and gross profit on returns.

     In 1992 the Company refinanced all existing long-term debt with proceeds of a $9,000,000 bank term loan. The loan bears interest at the prime rate plus 2% and is collaterized by all of the Company's assets. Cash provided from operating activities, the sale of certain operations, and the modification and extension of the revolving credit agreement has provided funds for the repayment of all long -term debt at July 20, 1995.

     Pursuant to the Company's revolving credit agreement, as amended, certain financial ratios are required to be met for the six months ended June 30, 1995. These include leverage and current ratios, of 1.10 to 1 and 1.90 to 1, respectively. As of June 30, 1995 the actual leverage and current ratios were
1.44 to 1 and 1.60 to 1, respectively. The Company was not in compliance with these covenants. The Company was also not in compliance with covenants pertaining to minimum tangible net worth which was $1,452,000 below the required minimum, results of operations which were $4,691,000 below the required minimum, and interest coverage where earnings before interest and taxes is required to be 250% of interest expense and the actual results were computed to be 103%. The banks have agreed to waive the aforementioned defaults. The Company signed the New Agreement on July 20, 1995 and has established new covenants.

                                    PART II - OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

   4.10 Amended and Restated Credit Agreement dated as of July 20, 1995 between the Company, each of the banks which is a signatory thereto and The Chase Manhattan Bank, N.A., as Agent.

   4.10.1  Amendment No. 2 dated July 20, 1995 to the Swank Security Agreement.

   4.10.2  Amendment No. 2 dated July 20, 1995 to the FSC Security Agreement.

   4.10.3 Modification and Confirmation of Open-End Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Connecticut) dated July 20, 1995.

   4.10.4 Modification and Confirmation of Open-End Indenture of Mortgage, Assignment of rents, Security Agreement and Fixture Filing (Massachusetts) dated July 20, 1995.

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



Date: