Form 10-Q
period 1995-09-30
SWANK INC
filed 1995-11-14
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549
                          --------------------
                                     F O R M   10 - Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995

                                            OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                             Commission file number   1-5354

                                 SWANK, INC.
                  (Exact name of registrant as specified in its charter)

  Delaware                                                   04-1886990     _
 (State or other jurisdiction of               (IRS employer identification
   incorporation or organization)               Number)

  6 Hazel Street, Attleboro, Massachusetts                        02703     _
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code     508-222-3400


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date November 8, 1995

              Title of Class                   Shares Outstanding
              Common Stock                       15,924,474
               $.10 par value

                               PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements.
                                         SWANK, INC.
                           CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)
      ASSETS                                      September 30, 1995   December 31, 1994
 Current:
  Cash and temporary cash investments                        $   882              $ 2,153
  Accounts receivable, less allowances                        18,975               13,874
    of $6,803 and $9,484
  Inventories, at the lower of cost
    or market
        Raw materials                             $ 4,998               $ 4,295
        Work-in-process                            10,773                 7,987
        Finished goods                             16,969     32,740     13,867    26,149
                                                  -------               -------
  Deferred income taxes                                        5,137                4,105
  Recoverable income taxes                                     1,872
  Prepaid and other                                            2,184                  977
                                                             -------               ------
            Total current assets                              61,790               47,258
Property, plant and equipment, at cost
  Less accumulated depreciation                    22,627                22,064
    and amortization                               16,280      6,347     15,477     6,587
                                                  -------               -------
Deferred income taxes                                            834                  834
Other assets                                                   3,066                2,779
                                                             -------              -------
Total Assets                                                 $72,037              $57,458
                                                             =======              =======
      LIABILITIES
Current:
  Notes payable to banks                                      28,600              $ 5,000
  Current portion of long-term obligations                         -                2,920
  Accounts payable, trade                                      6,547                3,665
  Accrued employee compensation                                1,308                3,010
  Income taxes payable                                             -                1,826
  Other liabilities                                            7,208                6,512
                                                             -------              -------
            Total current liabilities                         43,663               22,933
                                                             -------              -------
Long-term obligations                                          4,413                4,308
                                                             -------              -------
            Total liabilities                                 48,076               27,241
                                                             -------              -------
      STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
    Authorized 1,000,000 shares
  Common stock, par value $.10:
    Authorized 43,000,000 and 66,000,000
      shares
      Issued 16,843,042 and 16,804,155                         1,684                1,680
  Capital in excess of par value                                 851                  825
  Retained earnings                                           22,813               28,421
                                                             -------              -------
                                                              25,348               30,926
Less:
  Unearned ESOP shares                                           678                    -
  Treasury stock at cost 333,519 shares                          709                  709
                                                             -------              -------
      Total stockholders' equity                              23,961               30,217
                                                             -------              -------
   Total liabilities and stockholders'
    equity                                                   $72,037              $57,458
                                                             =======              =======
The accompanying notes are an integral part of the consolidated financial statements.

                                         SWANK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Dollars in thousands)
                                      ----------------



                                                   1995                     1994

Net sales                                        $35,320                   $36,936


Cost of goods sold                                22,457                    19,312
                                                --------                   --------


Gross profit                                      12,863                    17,624


Selling and administrative expenses               14,323                    14,769
                                                --------                   --------


(Loss) income from operations                     (1,460)                    2,855


Interest charges                                     689                       517
                                                --------                   --------


(Loss) income before income taxes                 (2,149)                    2,338


(Benefit) provision for income taxes                (774)                      391
                                                 --------                  --------


Net (loss) income                                $(1,375)                  $ 1,947
                                                 ========                  ========

Share and per share information:

Weighted average common shares and
common share equivalents outstanding          15,957,024                   15,926,855


Net (loss) income per share                        $(.09)                  $.12
                                                   ======                  ======




The accompanying notes are an integral part of the consolidated financial statements.





                                         SWANK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Dollars in thousands)






                                                               1995              1994

Net sales                                                    $93,539              $94,883

Cost of goods sold                                            57,726               51,744
                                                             -------               ------

Gross profit                                                  35,813               43,139

Selling and administrative expenses                           43,144               41,243
                                                             -------              -------

(Loss) income from operations                                 (7,331)               1,896

Interest charges                                               1,432                1,168
                                                            --------              -------

(Loss) income before income taxes                             (8,763)                 728

(Benefit) provision for income taxes                          (3,155)                 122
                                                           ---------             --------

Net (loss) income                                           $ (5,608)             $   606
                                                           =========             ========

Share and per share information:

Weighted average common shares and common
share equivalents outstanding                              16,210,222          16,280,666

Net (loss) income                                              $(.35)                $.04








      The accompanying notes are an integral part of the consolidated financial statements.




                                         SWANK, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
                                   (Dollars in thousands)



                                                                    1995         1994
Cash flow from operating activities:
  Net (loss) income                                              $(5,608)           $606
  Adjustments to reconcile net loss
   to operating cash flows:
   Depreciation and amortization                                     842             816
   Loan forgiveness in lieu of contribution to
      employees' stock ownership plan                                                236
   Decrease in receivable reserves                                (2,681)         (3,295)
   Change in assets and liabilities:
     Increase in accounts receivable                              (2,420)         (6,014)
     Increase in inventory                                        (6,591)         (8,398)
     Increase in deferred income taxes, recoverable
       income taxes and prepaid and other assets                  (4,398)           (259)
     Increase (decrease) in accounts payable
       and accrued other                                             155            (525)
                                                                ---------       ---------
          Net cash used in operating activities                  (20,701)        (16,833)
                                                                ---------       ---------
Cash flow from investing activities:
  Capital expenditures                                              (602)           (746)
  Proceeds from the sale of plant and equipment                                       16
                                                                ---------       ---------
         Net cash used in investing activities                      (602)           (730)
                                                                ---------       ---------
Cash flow from financing activities:
  Borrowing under revolving credit agreement                      35,350          31,500
  Payments of revolving credit agreement                         (11,750)        (12,750)
  Principal payments of long-term debt                            (2,920)         (2,350)
  Advance to employees' stock ownership trust                       (678)           (887)
  Proceeds from the exercise of employees' stock
   options                                                            30              33
                                                                ---------       ---------
       Net cash provided by financing activities:                 20,032           15,546
                                                                ---------       ---------
Net decrease in cash and equivalents                              (1,271)         (2,017)
Cash and equivalents at beginning of period                        2,153           2,935
                                                                ---------       ---------
Cash and equivalents at end of period                            $    882       $    918
                                                                =========       =========






      The accompanying notes are an integral part of the consolidated financial statements.

      Notes to Unaudited Consolidated Financial Statements.

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 1995 and 1994. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the Company's annual report to stockholders for the fiscal year ended December 31, 1994; the condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) Certain reclassifications have been made in the prior year's consolidated financial statements to conform with the current year's presentation. As stated in Footnote J of the 1994 Annual Report, equal amounts related to sales returns have been reclassified between sales and cost of sales.

(3) The remaining outstanding warrants to purchase shares of the Company's common stock issued in 1991 by the Company to its bank lenders in connection with an increase in the aggregate amount available to the Company under its revolving credit agreement were put to the Company in September 1995. The liability previously recorded for $177,000 was adequate for this event. During the nine months ended September 30, 1995 the Company has not incurred any other material changes in the commitments and contingencies as previously referenced in Footnote I of the 1994 annual report.

(4) In April 1995, the shareholders voted to reduce the number of authorized $.10 par value common shares from 66,000,000 to 43,000,000.

(5) On July 20, 1995 the Company modified and extended its revolving Credit Agreement (the "New Agreement") with The Chase Manhattan Bank, N.A. and Fleet National Bank ("the Banks"). The new agreement provides for loans and letters of credit in an amount up to $32,000,000, with a sublimit of $7,000,000 for letters of credit, available through June 30, 1998. Loans under the New Agreement bear interest at the prime rate plus 1%. These loans and letters of credit are collateralized by all of the Company's assets. The terms of the New Agreement require the Company to maintain certain financial ratios and minimum amounts of tangible net worth. The New Agreement also limits capital expenditures, prohibits additional indebtedness over a specified amount and contains other covenants normally associated with such agreements. The Company believes this facility will be adequate to meet its seasonal working capital requirements during the loan period.

     Pursuant to the Company's New Agreement certain financial ratios are required to be met for the nine months ended September 30, 1995. These include leverage and current ratios of 2.00 to 1 and 1.00 to 1, respectively. As of September 30, 1995 the actual leverage and current ratios were 2.00 to 1 and
1.42 to 1, respectively. The Company was in compliance with these covenants. However, as a result of the net loss recognized for the nine months ended September 30, 1995, the Company was not in compliance with covenants pertaining to interest coverage, under which earnings before interest expense and taxes ("EBIT") was required to be 50% of interest expense, and an institutional debt ratio, under which the ratio between a rolling four quarter average of EBIT and debt for the same period was required to be 15.00 to 1. The banks waived the aforementioned defaults.

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

Quarters Ended September 30, 1995 and 1994

Net sales for the quarter ended September 30, 1995 were $35,320,000, a decrease of $1,616,000 or 4% from the quarter ended September 30, 1994.

Net sales decreased in men's and women's jewelry $1,758,000 or 11% and other product lines $989,000 or 38%, offset in part, by increased sales in men's leather accessories $1,131,000 or 6%. The decreased net sales in men's and women's jewelry were attributable to softness in customer demand and an increased provision for future returns based on actual experience during fiscal 1995. The decreased net sales in other product lines resulted principally from the Company's decision to discontinue the sale and distribution of certain men's accessories. These decreases were offset, in part, by increased net sales in men's leather accessories attributable to private label belt programs and Guess? leather accessories.

Included in the sales figures above were sales from the Company's factory outlets which decreased 16% compared to 1994. A decrease of 10% was attributable to same store sales and a decrease of 6% was attributable to stores closed in fiscal 1995 and 1994. New store sales remained unchanged.

Gross profit for the quarter ended September 30, 1995 was $12,863,000, a decrease $4,761,000 or 27% from the quarter ended September 30, 1994. Gross profit expressed as a percentage of net sales declined 12 percentage points, from 48% to 36%.

Gross profit decreased in men's and women's jewelry $3,313,000 or 36%, men's leather accessories $909,000 or 13% and other product lines $539,000 or 54%. The decreased gross profit in men's and women's jewelry and men's leather accessories was attributable to higher production costs, lower margins on current line items, increased sales of excess inventory, and an increased provision for returns. The decreased gross profit in other product lines was attributable to the decline in sales volume incurred as a result of discontinuing certain men's accessories lines.

Included in gross profit for 1994 are favorable adjustments for $343,000 which finalize the difference in anticipated and actual Spring customer returns. The impact by product of these favorable adjustments to men's and women's jewelry were $286,000 and $83,000, respectively, and unfavorable to other product lines for $26,000. There were no adjustments made in the third quarter of 1995.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)

Inventory levels increased $6,591,000 or 25% from December 31, 1994 reflecting the normal cyclical nature of the Company's sales. This compares favorable to the $8,398,000 or 34% increase incurred for the nine months ended September 30, 1994. The Company continues to monitor inventory levels to obtain a balance between meeting customer response times and minimizing excess carrying costs. The increase in notes payable to banks at September 30, 1995 of $23,600,000 compared with December 31, 1994 is attributable to several factors: higher outstanding borrowings at the beginning of 1995, funding the build-up of inventory for the fall season, higher income tax payments related to 1994, and more cash used by operations.

Selling and administrative expenses decreased by $446,000 or 3% primarily as a result of decreased compensation costs offset in part by increased advertising and promotion expenses. Compensation and related fringe benefits decreased $1,303,000 or 16% as a result of the elimination of estimated bonuses and the reduction of the estimated Employee Stock Ownership Plan ("ESOP") contribution for fiscal 1995. Advertising and promotion expenses expressed as a percentage of net sales increased to 9% from 7% in the third quarter 1995 primarily from increased in-store markdowns and display charges. The provision for in-store markdowns increased $451,000 or 41% in anticipation of retailers demanding more promotional activity due to a sluggish retail environment in the apparel and accessories sector. Display charges increased $426,000 or 110% as part of the Company's efforts to penetrate new markets and expand market share. As part of these efforts, the Company incurred charges to refixture displays.

Interest charges increased by $172,000 or 33% as a result of increased short term borrowings offset in part by decreased long term debt.

Income Taxes

The Company recognized a tax benefit at an effective tax rate of 36% for the quarter in order to recognize the estimated combined federal and state rate for the full year. The higher effective rate in 1995 results from the elimination of the valuation allowance against the net deferred tax asset recorded in the fourth quarter of 1994.

Nine Months Ended September 30, 1995 and 1994

Net sales for the nine months ended September 30, 1995 were $93,539,000, a decrease of $1,344,000 or 1% from the nine months ended September 30, 1994.

Net sales decreased in men's and women's jewelry $1,401,000 or 3% and other product lines $2,612,000 or 44% offset in part, by increased net sales in men's leather accessories $2,669,000 or 6%. The decreased net sales in men's and women's jewelry were primarily attributable to softness in customer demand,

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)


increased returns and an increased provision for future returns based on the actual experience of fiscal 1995. The decreased sales in other product lines resulted principally from the Company's decision to discontinue the sale and distribution of men's accessories. These decreases were offset, in part, by increased net sales in men's leather accessories attributable to private label belt programs, an expanded customer base for the Company's special markets lines and Guess? leather accessories.

Included in net sales are adjustments relating to customer returns. The customer return adjustments reflect the difference in anticipated and actual Spring returns. During the Spring of 1995, the Company initiated efforts to penetrate new markets and expand market share. These programs included the replacement of slow moving goods with current line items. These programs, combined with higher than anticipated returns of 1994 sales, as opposed to the Company's favorable experience in the prior period, resulted in reductions to current period sales.

The following table highlights these adjustments (in thousands):


                                      1995       1994    Variance
   Men's and Women's Jewelry      $(1,642)     $1,835    $(3,477)
   Men's Leather Accessories          (37)        333       (370)
   Other product lines               (312)        104       (416)
Increase(Decrease)in Net Sales    $(1,991)     $2,272    $(4,263)

Included in the sales figures above were sales from the Company's factory outlets which decreased 19% compared to 1994. A decrease of 14% was attributable to same store sales and a decrease of 7% was attributable to stores closed during fiscal 1995 and 1994, offset in part by a 2% increase in new store sales.

Gross profit for the nine months ended September 30, 1995 was $35,813,000, a decrease $7,326,000 or 17% from the nine months ended September 30, 1994. Gross profit expressed as a percentage of net sales declined 8 percentage points, from 45% to 38%.

Gross profit decreased in men's and women's jewelry $5,105,000 or 22%, men's leather accessories $1,037,000 or 6%, and in other product lines $1,184,000 or 60%. The decreased gross profit for men's and women's jewelry and men's leather accessories was primarily the result of unfavorable adjustments caused by actual returns being higher than anticipated, higher production costs, lower margins on current line items, and increased sales of excess inventory. The decreased gross profit in other product lines was attributable to the decline in sales volume incurred as a result of discontinuing certain men's accessories lines.

Included in gross profit are adjustments relating to customer returns. The customer return adjustments reflect the difference in anticipated and actual spring returns. The following table highlights these adjustments (in thousands):

                                      1995     1994      Variance
   Men's and Women's Jewelry         $(990)   $1,136      $(2,126)
   Men's Leather Accessories             2       233         (231)
   Other product lines                (172)       24         (196)
Increase(Decrease)in Gross Profit  $(1,160)   $1,393      $(2,553)

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)


Selling and administrative expenses increased by $1,901,000 or 5% principally from increased advertising and promotion expenses, offset in part by decreased compensation costs. Advertising and promotion expenses expressed as a percentage of net sales increased to 8% from 6% for the nine month period, principally attributable to increased in-store markdowns, displays and cooperative advertising. The provision for in-store markdowns and cooperative advertising increased $948,000 or 25% in anticipation of retailers demanding more promotional activity due to a sluggish retail environment in the apparel and accessories sector. Display charges increased $548,000 or 69% as part of the Company's efforts to penetrate new markets and expand market share. As part of these efforts, the Company incurred charges to refixture displays. Compensation and related fringe benefits decreased $393,000 or 2% as a result of the elimination of estimated bonuses and the reduction of the ESOP contribution during fiscal 1995, offset in part by increased workmen's compensation and group insurance.

Interest charges increased by $264,000 or 23% as a result of increased short term borrowings offset in part by decreased long term debt.

Income Taxes

The Company recognized a tax benefit at an effective tax rate of 36% for the nine months in order to recognize the estimated combined federal and state rate for the full year. The higher effective rate in 1995 results from the elimination of the valuation allowance against the net deferred tax asset recorded in the fourth quarter of 1994.

Capital Resources and Liquidity

The Company's working capital decreased $6,198,000 during the nine months ended September 30, 1995.

The Company has maintained lines of credit with banks to provide sufficient working capital during the year. On July 20, 1995 the Company modified and extended its revolving Credit Agreement (the "New Agreement") with The Chase Manhattan Bank, N.A. and Fleet National Bank ("the Banks"). The New Agreement provides for loans and letters of credit in an amount up to $32,000,000, with a sublimit of $7,000,000 for letters of credit, available through June 30, 1998. Loans under the New Agreement bear interest at the prime rate plus 1%. These loans and letters of credit are collateralized by all of the Company's assets. The terms of the New Agreement require the Company to maintain certain financial ratios and minimum amounts of tangible net worth. The New Agreement also limits capital expenditures, prohibits additional indebtedness over a specified amount and contains other covenants normally associated with such agreements. The Company's short-term bank borrowings peak during the months of August through November. The Company has no material commitments for capital expenditures.

Long-term Liquidity and Capital Reserves

     As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables increase during the year and peak in the fourth quarter.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (Continued)



The Company builds its inventory during the first three quarters of the year to respond to the holiday season. Cash required for operations is provided by a revolving credit facility. Outstanding balances under the prior credit facility were required to be paid in full for a 30 day period during the first six months of each year. Under the New Agreement outstanding balances are required to be reduced to no greater than $2 million for a 30 day period during the first six months of each year. Cash generated from operations is used to pay down the credit facility during the months of December and January.

Cash used in operations for the nine month period ended September 30, 1995 totaled $20,701,000, consisting primarily of a $5,608,000 net loss, increased accounts receivable, inventory, deferred income taxes, prepaid expenses, decreased accrued employee compensation and income taxes payable, offset, in part by increased accounts payable and other accrued items.

Cash used in investing activities was $602,000 for replacement of used machinery and equipment. Cash provided by financing activities totaled $20,032,000 consisting primarily of borrowings under the Company's credit facility offset in part by repayments under that credit facility and long-term debt.

The increase in net accounts receivable reflect the cyclical nature of the Company's sales. Receivables increase during the year and peak in the fourth quarter. The reductions of the reserves reflect the actual charges as processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and gross profit on returns.

In 1992 the Company refinanced all existing long-term debt with proceeds of a $9,000,000 bank term loan. The loan bore interest at the prime rate plus 2% and was collaterized by all of the Company's assets. Cash provided from operating activities, the sale of certain operations, and the modification and extension of the revolving credit agreement provided funds for the repayment of all long-term debt at July 20, 1995.

Pursuant to the Company's New Agreement, certain financial ratios are required to be met. These include leverage and current ratios, of 2.00 to 1 and 1.00 to 1, respectively. As of September 30, 1995 the actual leverage and current ratios were 2.00 to 1 and 1.42 to 1, respectively. The Company was in compliance with these covenants. However, as a result of the net loss recognized for the nine months ended September 30, 1995, the Company was not in compliance with covenants pertaining to interest coverage, under which earnings before interest expense and taxes ("EBIT") was required to be 50% of interest expense, and an institutional debt ratio, under which the ratio between a rolling four quarter average of EBIT and debt for the same period was required to be 15.00 to 1. The banks waived the aforementioned defaults.



















                                 PART II - OTHER INFORMATION




Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

   27.0 Financial Data Schedule

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



Date:    November 14, 1995