Form 10-K405
period 1995-12-31
SWANK INC
filed 1996-05-28
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



          X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995

                                       OR



          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
          _____________

                           Commission file no. 1-5354

                                   SWANK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                   04-1886990
- ------------------------------             ----------------------------------
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)

6 Hazel Street, Attleboro, Massachusetts                      02703
- ----------------------------------------                      --------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (508) 222-3400
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject tosuch filing requirements for the past 90 days. Yes . No X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on May 20, 1996 was $4,171,190. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 16,509,532 shares of Common Stock as of the close of business on May 20, 1996.

                                     PART I



Item 1.        Business.

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

               The relative contributions to total net sales and gross profit from the Company's principal product categories for the last three fiscal years and the relative year-to-year changes in such contributions during such period are shown in the following table:


          Percentage of Total
              Fiscal Year                                                        Percentage Year-
           Ended December 31                                                     to-Year Changes
                                                                                 1995-        1994-
     1995       1994       1993                                                  1994         1993
     ----       ----       ----                                                  ----         ----
                                          CONTRIBUTION TO TOTAL
                                          NET SALES
      42%        44%        45%           Men's & Women's Jewelry                (6%)          12%
       4%         8%        10%           Gifts*                                (48%)         (11%)
      54%        48%        45%           Men's Leather Accessories               9%           20%
     ----       ----       ----                                                 ----          ----
     100%       100%       100%           Total Net Sales                        (2%)          13%
     ====       ====       ====                                                 ====          ====

                                          CONTRIBUTION TO TOTAL
                                          GROSS PROFIT
      47%        49%        50%           Men's and Women's Jewelry             (20%)           9%
       3%         7%         9%           Gifts*                                (63%)         (11%)
      50%        44%        41%           Men's Leather Accessories               3%           20%
     ----       ----       ----                                                 ----          ----
     100%       100%       100%           Total Gross Profit                    (16%)         (11%)
     ====       ====       ====                                                 ====          ====

- -------------------------

* The Company's gift lines were discontinued during the fourth quarter of fiscal 1995.

Sales and Distribution

                  The Company's customers are primarily major retailers within the United States. The Company does not believe it is dependent upon any single customer. In 1995, sales to the Company's two largest customers accounted for 18.7% and 11.8%, respectively, of consolidated net sales. Sales to one customer amounted to 10.6% and 10.8% of consolidated net sales during 1994 and 1993, respectively. No other customer accounted for more than 10% of consolidated net sales during such fiscal years. Exports to foreign countries accounted for 7%, 5% and 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 1995, 1994 and 1993.

                  Approximately 110 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in five major cities throughout the United States. The Company has established separate sales forces to handle the distribution to retailers of (a) women's jewelry and (b) the remaining products of the Company. In certain foreign countries, the Company has licensed or sub-licensed the production and sale of certain of its lines under royalty arrangements.

                  In addition to the sale of the Company's products through wholesale channels, the Company sells certain of its products at retail in 38 Company-operated factory outlet stores and one kiosk located in 24 states.

Manufacturing

                  Items manufactured by the Company accounted for approximately 65% of total sales in 1995.

                  Substantially all jewelry products are manufactured and/or assembled at the Company's plant in Attleboro, Massachusetts. Leather goods are manufactured at the Company's plant in Norwalk, Connecticut. Raw materials are purchased in the open market from a number of suppliers and are readily available.

                  Items not manufactured by the Company include certain jewelry and leather items, watches, wallets and other accessories which are purchased domestically or imported from countries in Europe, South America and the Far East.

Advertising Media and Promotion

                  Substantial expenditures on advertising and promotions are an integral part of the Company's business. Approximately 8% of net sales was expended on promotions in 1995, of which approximately 1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television, and approximately 7% was for fixtures, displays, point-of-sale materials, cooperative advertising and other in-store promotions.

Competition

                  The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, David Donahue in men's jewelry; Rolfs, Mundy and retail private label programs in small leather goods; Salant, Humphrey, Textan and private label programs in men's belts; and Crystal Brands, Napier and Victoria Creations in women's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to make improvements on its present products and to offer the public high quality merchandise at popular prices.

Patents, Trademarks and Licenses

                  The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's and women's leather accessories and costume jewelry under the name "Pierre Cardin", (ii) leather accessories under the name "L'Aiglon", (iii) women's jewelry under the names "Anne Klein" and "Anne Klein II", and (iv) men's jewelry and leather accessories under the name "Colours by Alexander Julian" and (v) leather accessories and men's and women's jewelry under the name "Guess?". The Company's "Pierre Cardin", "Anne Klein", "Anne Klein II" and "Guess?" licenses may be considered material to the Company's business. The "Pierre Cardin" and "Anne Klein" licenses provide for royalty payments not exceeding 5% of sales. The "Anne Klein II" license provides for royalty payments not exceeding 6% of sales. The "Guess?" license provides for royalty payments not exceeding 7% of sales. The Company's licenses to distribute "Pierre Cardin" jewelry and leather accessories expire December 31, 2000. The Company's "Anne Klein" and "Anne Klein II" licenses expire December 31, 1996. The Company is currently negotiating an extension to these licenses and presently expects to continue its relationship beyond December 31, 1996. The Company's "Guess?" license expires June 30, 1997.

Employees

                  The Company has approximately 1,500 employees, of whom approximately 1,000 are production employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

Recent Developments

                  During the fourth quarter of 1995, the Company discontinued its gift lines, which consisted primarily of accessories such as mugs, tie racks, sunglasses, travel kits and clothes and hair brushes distributed under the names "Swank" and "Pierre Cardin". The Company has determined to streamline operations and reduce operating costs. In that connection, the Company noted that these lines, while providing incremental revenues, involved the maintenance of significant inventory levels that, in a volatile and competitive retail environment with quickly shifting consumer preferences, would not be the best use of the Company's resources. Accordingly, the Company discontinued the manufacture and sale of its gift lines.

                  On May 24, 1996 the Company obtained new working capital financing from IBJ Schroder Bank & Trust Company, as agent, for the lenders thereunder (the "New Lenders"), for up to $25,000,000 with a sublimit of $3,000,000 in letters of credit (the "New Agreement"). The proceeds of the New Agreement were used, in part, to repay all but $4 million of the outstanding balance under the previous facility.

                   The New Agreement is available through April 1999 and is collateralized by all of the Company's assets. The New Lenders have a senior lien position on all assets other than real property, improvements and certain fixtures, in which the Company's other institutional lenders maintain a senior position to collateralize a $4,000,000 term loan, as described below, and in which the New Lenders have a subordinate lien. The New Agreement permits the Company to borrow against a percentage of eligible accounts receivable and inventory and its loans bear an interest rate of 1.5% over the New Lenders' prime lending rate. The New Agreement also contains a facility fee of 1/2% per annum on the unused portion of the revolving credit facility.

                   The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios including interest coverage, leverage and quarterly inventory turnovers. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring minimum inventory turnover, as defined, up to
2.25 times annually. The New Agreement also prohibits the payment of dividends. Management believes this credit facility will meet its working capital needs until April 1999.

                  In connection with the refinancing, The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks") amended and restated the existing credit facility (the "Agreement") to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving credit debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks' prime lending rate and is collaterialized by a senior lien on real property, improvements and certain fixtures, and a subordinate lien on all other assets. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500.

Item 2.           Properties.

               The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a
seven-acre site owned by the Company  in  Attleboro,   Massachusetts.  The
Company's  jewelry  products are manufactured and/or assembled at this facility.

                  The Company's executive, national and international sales offices are located in leased premises at 90 Park Avenue, New York City. The leases of such premises expire in 2000. Branch offices are also located in leased premises in New York, Beverly Hills, Chicago, Atlanta and Dallas; the leases for such premises expire from 1996 to 2000.

                  The Company leases a warehouse in Taunton, Massachusetts which is used for the distribution of men's and women's jewelry, leather goods and other accessories and consists of 242,000 square feet. The lease for these premises expires in 2001.

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

                  During 1995, the Company operated 38 factory outlet stores and one kiosk at locations other than those described above. These stores have leases with terms not in excess of five years and contain in the aggregate approximately 96,000 square feet.

Item 3.           Legal Proceedings.

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

                  It is the position of the PRPs who have undertaken to perform the RI/FS at the Massachusetts Superfund site that the remedial investigation has been substantially completed. Based upon available information, it is estimated that the feasibility study may be completed in approximately one year; the most recent estimate of costs for completion of the feasibility study is approximately $250,000. The estimates are subject to change since the scope of work is within the discretion of the EPA. The PRP group's accountant's records reflect group expenses, independent of legal fees, in the amount of $1,910,618 as of December 31, 1995. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%.

                  The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. Due to the proximity of the municipal landfill to the site and the composition of waste at this site, the issues are under discussion regarding the site among state and federal agencies and the United States Department of Energy.

                  In September 1988, the Company received notice from the Department of Pollution Control and Ecology of the State of Arkansas that the Company, together with numerous other companies, had been identified as a PRP in connection with the release or threatened release of hazardous substances from the Diaz Refinery, Incorporated site in Diaz, Arkansas. The Company has advised the State of Arkansas that it intends to participate in negotiations with the Department of Pollution Control and Ecology through the committees formed by the PRPs.The Company has not received further communications regarding the Diaz site.

                  In September 1991, the Company entered into a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. Cost estimates for remediation of the ground water at the site range from approximately $2.8 million to approximately $7.8 million. Based on current participation, the Company's share is 7.98% of approximately 75% of the costs. The Company and certain other participants have commenced litigation against non-settling PRPs to seek to obtain reimbursement for their respective shares of the remediation costs.

                  (b) No material pending legal proceedings were terminated during the three-month period ended December 31, 1995.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.

                  The Company's Common Stock is traded in the over-the-counter market under the Nasdaq symbol SNKI. The following table sets forth the range of high bid prices and low bid prices of the Company's Common Stock as reported by the National Quotation Bureau Incorporated for the fiscal quarters indicated. These quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                              1995                     1994
                                          ------------             ------------
Quarter                                   High     Low             High     Low
                                          ------------             ------------
First.................................   $1.69   $1.06            $1.22   $1.00
Second................................    1.56    1.06             1.06     .94
Third.................................    1.38    1.00             1.19     .94
Fourth................................    1.06     .75             1.38    1.00
For the Year..........................   $1.69   $ .75            $1.38  $  .94



                  At May 20, 1996 there were 1,898 holders of record of the Company's Common Stock.

                  The New Agreement and the Agreement each prohibit the payment of cash dividends on the Company's Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report).

Item 6.           Selected Financial Data.

                  The following selected financial data should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this Report.

Financial Highlights
For each of the Five Years Ended
December 31

(In thousands, except share data)                             1995           1994         1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------------------
Operating Data:
- ---------------------------------------------------------------------------------------------------------------------------
Net sales............................................    $ 140,102      $ 143,496     $ 126,770     $ 127,062     $ 126,421
Cost of goods sold...................................       85,774         79,122        69,002        68,469        69,997
- ---------------------------------------------------------------------------------------------------------------------------
Gross profit.........................................       54,328         64,374        57,768        58,593        56,424
Selling and administrative expenses..................       60,168         58,127        53,120        52,015        51,188
- ---------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations........................       (5,840)         6,247         4,648         6,578         5,236
- ---------------------------------------------------------------------------------------------------------------------------
Gain on sale of product line.........................                                                   1,775
Interest charges.....................................        2,110          1,717         1,599         2,387         3,190
- ---------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and cumulative
   effect of a change in accounting for income taxes.       (7,950)         4,530         3,049         5,966         2,046
Provision (benefit) for income taxes.................          994         (1,042)          256         1,840           820
- ---------------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of a change in
   accounting for income taxes.......................       (8,944)         5,572         2,793         4,126         1,226
Cumulative effect of a change in accounting
   for income taxes..................................                                       477
- ---------------------------------------------------------------------------------------------------------------------------
Net (loss) income....................................     $ (8,944)        $ 5,572      $ 3,270       $ 4,126       $ 1,226
- ---------------------------------------------------------------------------------------------------------------------------
Share and per share information:
   Weighted average common shares
     and common share equivalents
     outstanding.....................................   16,135,368     16,206,683    17,258,928    16,874,482    16,327,374
   (Loss) income before cumulative effect of a
     change in accounting for income taxes...........      $ (.55)          $ .34         $ .16         $ .24          $.08
   Cumulative effect of a change in accounting
     for income taxes................................                                       .03
- ---------------------------------------------------------------------------------------------------------------------------
   Net (loss) income ................................      $ (.55)          $ .34         $ .19         $ .24          $.08
- ---------------------------------------------------------------------------------------------------------------------------
Additions to property, plant and
     equipment, net..................................         $663        $ 1,000        $1,439          $669          $673
Depreciation.........................................       $1,136        $ 1,108        $  955          $876          $922
- ---------------------------------------------------------------------------------------------------------------------------


Financial Position (In thousands, except share data)
- ---------------------------------------------------------------------------------------------------------------------------
Current assets.......................................      $45,768        $47,258       $43,273       $36,464       $37,281
Current liabilities..................................       31,009         22,933        20,737        14,772        17,952
Net working capital..................................       14,759         24,325        22,536        21,692        19,329
Property, plant and equipment, net...................        7,457          6,587         6,695         6,211         6,418
Total assets.........................................       57,324         57,458        52,123        45,010        46,836
Long-term obligations................................        5,782          4,308         6,774         8,952        11,724
Stockholders' equity.................................       20,533         30,217        24,612        21,286        17,160
     Per share.......................................      $  1.27        $  1.86       $  1.43       $  1.26       $  1.05
- ---------------------------------------------------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Expressed as a Percentage
of the Total                                                                       Percentage Changes
- -----------------------------------------------------------------------------------------------------
1995         1994         1993                                              1995-94      1994-93
- -----------------------------------------------------------------------------------------------------
                                       Contribution to Net Sales
 42%         44%           45%         Men's and Women's Jewelry               (6%)          12%
  4%          8%           10%         Gifts *                                (48%)         (11%)
 54%         48%           45%         Men's Leather Accessories                9%           20%
- -----------------------------------------------------------------------------------------------------
100%        100%          100%         Total Net Sales                         (2%)          13%
- -----------------------------------------------------------------------------------------------------
                                       Contribution to Gross Profit
 47%         49%           50%         Men's and Women's Jewelry              (20%)           9%
  3%          7%            9%         Gifts   *                              (63%)         (11%)
 50%         44%           41%         Men's Leather Accessories               (3%)           20%
- -----------------------------------------------------------------------------------------------------
100%        100%          100%         Total Gross Profit                     (16%)          (11%)
- -----------------------------------------------------------------------------------------------------

* The Company's gift lines were discontinued during the fourth quarter of fiscal 1995.

The table above indicates the contribution to total net sales and total gross profit by major product categories for each of the three years ended December
31. The components of net sales are gross sales and royalty income less cash discounts and customer returns.

Results of Operations

    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

1995 vs. 1994

    The Company's net sales decreased $3,394,000 or 2% in 1995 compared to the prior year.

    Net sales decreased in Men's and Women's Jewelry $3,813,000 or 6% and Gift lines $5,603,000 or 48%. The decreased net sales in Men's and Women's Jewelry were primarily attributable to a lackluster retail environment combined with a change in the sales mix. The change in sales mix was caused by a shift in emphasis on women's jewelry from higher margin fashion products to more competitively priced career oriented products. This resulted in heavier than anticipated returns due to the necessity of changing the merchandise presentation at the store level. The higher than anticipated returns in 1995 compared to lower than anticipated returns in 1994 combined for a decrease in net sales of $4,263,000. The Men's and Women's Jewelry decrease accounted for $3,477,000 of the total with the balance being comprised of Men's Leather Accessories $370,000, and Gift lines $416,000. The Company anticipates fewer returns in 1996 and has reduced its reserve accordingly. The decreased net sales in the Gift lines resulted from the Company's decision to discontinue the sale and distribution of those lines at the end of 1995. The Company noted that these lines, while providing incremental revenues, involved the maintenance of significant inventory levels that, in a volatile and competitive retail environment with quickly shifting consumer preferences, would not be the best use of the Company's resources These decreases were offset, in part, by increased net sales from Men's Leather Accessories $6,022,000 or 9%. The increased net sales in Men's Leather Accessories were attributable to an expanded customer base for the Company's special market lines and private label belt programs along with the continued success of Guess? Leather Accessories.

    Included in the net sales figures noted above were sales from the Company's factory outlets, which declined 20% from 1994. Sales declines of 12% and 9% were experienced in same store sales and closed store sales, offset in part by a 1% increase in new store sales. The Company continues to monitor this declining trend and is assessing the profitability of each store location.

    Gross profit decreased $10,046,000 or 16% compared to the prior year. Gross profit expressed as a percentage of net sales declined 6.1 percentage points from 44.9% to 38.8%. The erosion of the Company's margins was caused principally by higher inventory markdowns needed to dispose of excess inventory, higher production costs and an unfavorable product mix.

    The decreased gross profit was attributable to Men's and Women's Jewelry $6,354,000 or 20%, Men's Leather Accessories $827,000 or 3%, and Gifts line $2,865,000 or 63%. The decreased gross profit in Men's and Women's Jewelry was attributable to lower sales volume, higher production costs and the shift in emphasis on women's jewelry from higher margin fashion products to more competitively priced career oriented products. As discussed above, this change caused heavier than anticipated returns due to the necessity of changing merchandise at the store level. The higher than anticipated returns in 1995 compared to lower than anticipated returns in 1994 combined for a decrease in total gross profit of $2,553,000. The Men's and Women's Jewelry decrease accounted for $2,126,000 of the total with the balance being comprised of Men's Leather Accessories $231,000, and Gift lines $196,000. The higher returns of women's jewelry also contributed to excess inventory balances which resulted in higher markdown expense. The decreased gross profit in Men's Leather Accessories was primarily the result of higher production costs and lower margins on current line items offset in part by increased volume. The decreased gross profit in the Gift lines resulted principally from the Company's decision to discontinue the sale and distribution of those lines.

  Inventory levels increased $3,021,000 or 12% primarily as a result of holiday sales being less than expected. The increased inventory levels, corresponding carrying costs and loss from operations strained the Company's working capital. In order to fund projected working capital requirements in July 1995 the Company amended its revolving credit facility from $21 million to $32 million. The lower holiday sales also contributed to the Company's inability to reduce its revolving credit facility to the required levels stated in the agreement (see note C).

     Selling and administrative expenses increased $2,041,000 or 4%. When expressed as a percentage of net sales the rate increased from 41% to 43%.

    The increased selling and administrative expenses were attributable principally to increased costs for advertising, promotion and sample lines and provision for bad debts. These costs were offset in part by decreased compensation and related fringe benefits. Advertising and promotion increased $1,041,000 primarily from display and refixturing costs needed to adjust to the change of merchandise from fashion to competitively priced products at the store level as well as the Company's efforts to penetrate new markets and expand market share. Also contributing were increased in-store markdowns given to retailers demanding more promotional activity in the sluggish retail environment in the apparel and accessories sector. The provision for bad debts increased $592,000 primarily from recognizing the exposure that arose from one of the Company's customers filing reorganization proceedings in January 1996. Expenditures relating to sample charges increased $309,000 in order to change the style of merchandise from fashion to career oriented, as mentioned previously. Compensation and related fringe benefits decreased $1,424,000 as a result of staff reductions, the elimination of estimated bonuses and the reduction of the contribution to the Company's retirement plan during fiscal 1995, offset by increased expenses associated with workman's compensation, group insurance and severance benefits.

    Interest charges increased $393,000 or 23% primarily from increased short term borrowing combined with a higher monthly average interest rate, offset in part by reduced long term bank debt.

    The Company recognized a provision of $994,000 for income taxes, principally as a result of reestablishing a valuation allowance eliminated in 1994. A valuation allowance is provided to reduce the deferred tax assets to a level which management believes more likely than not will be realized. The net effect of establishing this valuation allowance was to decrease net income approximately $4,764,000 in the fourth quarter.

1994 vs. 1993

    The Company's net sales increased $16,726,000 or 13% in 1994 compared to the prior year.

    Net sales increased primarily from the Company's Men's Leather Accessories lines, $11,558,000 or 20%, and Men's and Women's Jewelry lines, $6,590,000 or 12%. These increases are attributable to overall growth in the Company's established product lines and the successful introduction of the Guess? label in the fall of 1994. Belt sales increased $8,411,000 or 22% due primarily to expanding the Company's lines to incorporate the growing trend towards more "corporate casual wear" while maintaining traditional lines and aggressively servicing the marketplace. Leather goods contributed sales gains of $2,534,000 or 17% due primarily to the improved quality and consistency of the product coupled with our ability to ship goods in a more timely fashion. The Company's Anne Klein and Anne Klein II lines for women's jewelry continue to be successful with increased sales of approximately $2,570,000 or 6%. These increases were offset in part, by sales declines in the Company's gift lines of $1,422,000 or 11%. This decrease resulted from the Company taking a more conservative approach towards this business and placing more emphasis on inventory management.

    Included in the net sales figures noted above were sales from the Company's factory outlets which declined 13% from 1993. Sales declines of 13% and 7% were experienced in same store sales and closed store sales, offset in part by a 7% increase in new store sales. The Company continues to monitor this declining trend and is assessing the profitability of each store location as its lease term expires. Management continues to believe, however, that the factory outlets play a significant role in the Company's overall cash and inventory management strategies.

    Gross profit increased $6,606,000 or 11% primarily as a result of increased sales volume. Gross profit expressed as a percentage of net sales declined less than 1% from 45.6% to 44.9%. The decrease in margins was caused principally from an unfavorable product mix within women's jewelry and gifts. The increase in gross profit was attributable to Men's and Women's Jewelry, $2,514,000 or 9%, and Men's Leather Accessories, $4,670,000 or 20%, offset in part, by declines in the Company's Gift lines of $578,000 or 11%.

    Inventory levels increased $1,132,000 or 5% primarily as a result of adding the new Guess? lines in Men's and Women's Jewelry and Men's Leather Accessories. This increase combined with an effort by the Company to change the timing of production, principally in men's leather accessories, to improve the response to our customer needs, contributed to increased working capital needs during the year. The Company temporarily increased its revolving credit facility by $3 million in September. Cash provided by operations enabled the Company to repay all of its short term borrowings by January 18, 1995. The Company continues to balance the strategy of better responding to our customer needs while maintaining appropriate inventory levels.

    Selling and administrative expenses increased $5,007,000 or 9%, however, when expressed as a percentage of net sales the rate declined from 42% to 41%.

    This was principally the result of increases in in-store markdowns and compensation costs. Increases in in-store markdown expense of $2,380,000 or 71% reflect the intense competition being exhibited at the retail level. In addition, 1993 benefited from favorable adjustments to customer allowances for in-store markdowns of $700,000 as a result of actual activity being lower than anticipated at December 31, 1992. Compensation costs and related fringe benefits contributed an increase of $1,916,000 or 6% relating primarily to higher commission costs associated with the growth in sales, additional personnel required for the new Guess? lines, and general wage increases.

      Interest charges increased $118,000 or 7% primarily as a result of increased short term borrowings combined with a higher monthly average interest rate, offset in part, by reduced long term debt.

      The Company recognized a net benefit of $1,042,000 for income taxes, principally as a result of eliminating the valuation allowance established in 1993 when adopting Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Based on the earnings exhibited in 1994 and in recent years, management believed a valuation allowance against its net deferred tax asset was no longer warranted. The Company has eliminated its valuation allowance and recognized the benefit against 1994's tax provision. The net effect of this was to increase net income approximately $2,453,000 in the fourth quarter.

Promotional Expenses

     Substantial expenditures for advertising and promotion are considered necessary to enhance the Company's business. The table below indicates the various promotional expenses incurred by the Company during its last three fiscal years. Advertising and promotion increased $1,041,000 primarily from display and refixturing costs needed to adjust to the change of merchandise from fashion to competitively priced products at the store level as well as the Company's efforts to penetrate new markets and expand market share. Also contributing were increased in-store markdowns given to retailers demanding more promotional activity in the sluggish retail environment in the apparel and accessories sector.
- --------------------------------------------------------------------------
                                              1995        1994        1993
- --------------------------------------------------------------------------
In-store markdowns........                  $6,121      $5,741      $3,361
Co-op advertising...........                 1,227       1,314       1,002
Displays..........................           1,966       1,124       1,246
National advertising & other                 1,755       1,849       1,485
- --------------------------------------------------------------------------
                                           $11,069     $10,028      $7,094
Percentage of net sales...                    7.9%        7.0%        5.6%
- --------------------------------------------------------------------------

Interest Charges

     The average monthly amount of short-term borrowings and related weighted average interest rates were $18,266,000 and 10.32% in 1995, $12,971,000 and
9.43% in 1994 and $6,214,000 and 8.00% in 1993.

       The increased short term borrowings were a result of less cash generated from operations due to reduced margins and lower sales combined with the need to fund higher inventory balances.

Liquidity and Capital Resources

           Working capital decreased by $9,566,000 in 1995.

         As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables increase during the year and peak during the fourth quarter. The Company builds its inventory during the first three quarters of the year to respond to the holiday season. Cash required is provided by a revolving credit facility. Historically, cash generated from operations has been used to pay down the credit facility during the months of December and January.

         Cash used in operations totaled $6,509,000 caused primarily by a $8,944,000 net loss, increased inventory balances of $3,021,000 and increases in prepaid and other assets of $2,826,000, which includes refundable income taxes of $1,665,000, offset in part by decreased accounts receivable of $3,557,000 and related reserves of $387,000, increased accounts payable and accrued other of $996,000, as well as recognizing a valuation allowance against deferred taxes of $4,764,000. Cash provided from financing totaled $6,140,000, consisting primarily of a net increase in short-term borrowings of $9,800,000, offset in part by payments of long term debt of $2,920,000. Cash used in investing activities was $663,000 for replacement of used machinery and equipment.

         Accounts receivable decreased primarily as a result of decreased sales in the fourth quarter offset in part by decreased allowances. The decreased allowances primarily reflect decreased sales volume, write-offs of disputed customer claims, and fewer returns anticipated in 1996.

         On July 20, 1995 the Company modified and extended the Agreement with The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks"). The Agreement provided for loans and letters of credit in an amount up to $32,000,000, with a sublimit of $7,000,000 for letters of credit (see Note C). Loans under the Agreement had been amended to bear interest at the prime plus 2.5%. These loans and letters of credit were collateralized by all of the Company's assets. The terms of the Agreement required the Company to maintain certain financial ratios, limited capital expenditures, prohibited additional indebtedness over a specified amount and contained other covenants normally associated with such agreements.

         Pursuant to the Agreement, certain financial ratios were required to be met. These included a leverage ratio not to exceed 1.0 to 1 and a current ratio of at least 1.0 to 1. As of December 31, 1995 the actual leverage and debt ratios were 1.8 to 1 and 1.5 to 1, respectively. The Company was not in compliance with the leverage ratio at December 31, 1995. The Company was not in compliance with certain other covenants under the Agreement including a $800,000 limit on indebtedness to other lenders (including capital leases). The Company exceeded this limit by $543,000. The Company was also not in compliance with a covenant for interest coverage wherein earnings before interest and taxes
("EBIT") equal or exceed 200% of interest expense and an institutional debt ratio of a rolling four quarter average of EBIT to total institutional indebtedness equal or exceed 5.5 to 1. The loss before interest and taxes of $5,840,000 placed the Company in default of these covenants. The Company was unable to reduce the outstanding balance as required under the Agreement to $2 million for a 30 day period within the first six months of 1996.

         Due primarily to the Company's net loss in fiscal 1995 and the resulting failure of the Company to meet the financial ratios required by the Agreement, the Banks requested that the Company investigate alternative sources of working capital. The Company obtained revolving credit financing on May 24, 1996 from IBJ Schroder Bank & Trust Company, as agent for the lenders thereunder (the "New Lenders") for up to $25,000,000 with a sublimit of $3,000,000 in letters of credit (the "New Agreement"). The proceeds of the New Agreement were used, in part, to repay all but $4 million of the outstanding balance under the Agreement.

         The New Agreement is available through April 1999 and is collateralized by all of the Company's assets. The New Lenders have senior lien position on all assets other than real property, improvements and certain fixtures, in which the Company's other institutional lenders maintain a senior position to collateralize a $4,000,000 term loan, as described below, and in which the New Lenders have a subordinate lien. The New Agreement permits the Company to borrow against a percentage of eligible accounts receivable and inventory and its loans bear an interest rate of 1.5% over the New Lenders' prime lending rate. The New Agreement also contains a facility fee of 1/2% per annum on the unused portion of the revolving credit facility.
                  .
          The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios including interest coverage, leverage and quarterly inventory turnovers. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring minimum inventory turnover, as defined, up to 2.25 times annually. The New Agreement also prohibits the payment of dividends. Management believes this credit facility will meet its working capital needs until May 1999.

         In connection with the refinancing, the Banks amended and restated the Agreement to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving credit debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks prime lending rate and is collaterialized by a senior lien on real property and certain improvements and a subordinate lien. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500. The Term Loan covenants are the same as those in the New Agreement.

         The financing agreements include provisions specifying that a material adverse effect, as determined by the lenders, in the financial position or results of operations of the Company is an event of default. As such, the Term Loan, which would otherwise be classified as long-term, has been classified as current on the balance sheet at December 31, 1995.

         Based upon present information and the Company's operating plans for fiscal 1996, the Company expects that it will meet the financial covenants contained in the New Agreement and that eligible assets will provide a sufficient borrowing base to meet the Company's seasonal working capital needs. However, should the Company fail to meet those covenants, or the borrowing base should prove insufficient to support required borrowings, the Company would be required to obtain a waiver or amendment to the New Agreement or, in the alternative, secure other financing. There can be no assurance that the Company would be able to obtain a waiver or amendment or that alternative financing would be available. In such circumstances, liquidity would be adversely affected.

         The preceding paragraph contains "forward looking statements" under the securities laws of the United States. Actual results may vary from anticipated as a result of various risks and uncertainties, including sales patterns, overall economic conditions, competition, pricing, consumer buying trends and other factors.

Environmental Matters

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. The liabilities for costs associated with environmental sites (described in footnote I) recorded in Other Liabilities at December 31, 1995 and 1994 were $1,286,000 and $991,000 respectively.

Capital Expenditures

         The Company is continuing the policy of replacing aging machinery and equipment to maintain operating efficiencies. Internally generated working capital is anticipated to provide the funding required. The Company has entered into a capital lease obligation for computer hardware and software. The Company believes it will enhance its information gathering process significantly as a result of this investment and will enjoy cost savings from operating efficiencies in future years.

Item 8.    Financial Statements and Supplementary Data.

           The following financial statements are annexed to this Report:

           * Report of Independent Accountants on the Financial Statements and Financial Schedule

           * Consolidated  Balance Sheets as of December 31, 1995 and 1994.

           * Consolidated Statements of Operations for each of the three years ended December 31, 1995, 1994 and 1993.

           * Consolidated Statements of Changes in Stockholders'Equity for each of the three years ended December 31,1995, 1994 and 1993.

           * Consolidated Statements of Cash Flows for each of the three years ended December 31, 1995, 1994 and 1993.

           * Notes to Consolidated Financial Statements.

           Supplementary financial information is incorporated herein by reference to Note L of the Notes to Consolidated Financial Statements contained in this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           Not Applicable.

Executive Officers of the Registrant
- ------------------------------------

Name                   Age      Title
- ---------------        ---      ------------------------------------

Marshall Tulin          78      Chairman of the Board and Director

John A. Tulin           49      President and Director

Richard S. Blum         60      Senior Vice President - International Sales

Andrew C. Corsini       60      Senior Vice President, Chief Financial
                                   Officer, Treasurer and Secretary

Melvin Goldfeder        59      Senior Vice President - Special Markets
                                   Division

James E. Tulin          45      Senior Vice President - Merchandising and
                                   Director

Lewis Valenti           56      Senior Vice President - Women's Division

Eric P. Luft            40      Senior Vice President - Men's Division

Paul Duckett            55      Senior Vice President - Distribution and Retail
                                   Store Operations

Richard V. Byrnes, Jr.  36      Senior Vice President - Operations

William B, MacLeod      83      Direstor

Mark Abramowitz         60      Direstor

John J. Macht           83      Direstor

Raymond Vise            60      Direstor


There are no family relationships among any of the persons listed above or among such persons and the directors of the Company except that John A. Tulin and James E. Tulin are the sons of Marshall Tulin.

     Marshall Tulin has served as Chairman of the Board since October 1995. He joined the Company in 1940, was elected a Vice President in 1954 and President in 1957. Mr. Tulin has served as a director of the Company since 1956.

     John A. Tulin has served as President and Chief Executive Officer of the Company since October 1995. Mr. Tulin joined the Company in 1971, was elected a Vice President in 1974, Senior Vice President in 1979 and Executive Vice President in 1982. He has served as a director since 1975.

     Richard S. Blum has been Senior Vice President-International Sales since October 1995. For more than five years prior to October 1985, Mr. Blum served as a Senior Vice President of the Company.

     Andrew C. Corsini has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary for more than the past five years.

     Melvin Goldfeder has been Senior Vice President-Special Markets Division since October 1995. For more than five years prior to October 1995, Mr. Goldfeder served as a Senior Vice President of the Company.

     James E. Tulin has been Senior Vice President-Merchandising since October 1995. For more than five years prior to October 1995, Mr. Tulin served as a Senior Vice President of the Company. Mr. Tulin has been a director of the Company since 1985.

     Lewis Valenti has been Senior Vice President-Women's Division since October 1995. For more than five years prior to October 1995, Mr. Valenti served as a Senior Vice President of the Company.

     Eric P. Luft has been Senior Vice President-Men's Division since October 1995. Mr. Luft served as a Divisional Vice President of the Men's Products Division from June 1989 until January 1993, when he was elected a Senior Vice President of the Company.

     Paul Duckett has been Senior Vice President-Distribution and Retail Store Operations since October 1995. For more than five years prior to October 1995, Mr. Duckett served as a Senior Vice President of the Company.

     Richard V. Byrnes, Jr. has been Senior Vice President-Operations since October 1995. Mr. Byrnes joined the Company in December 1991 as a Divisional Vice President of the Crestline Division and was elected a Vice President in April 1994. Prior to joining the Company, Mr. Byrnes was a consultant with the accounting firm of Coopers & Lybrand L.L.P.

     William B. MacLeod has been a director of the Company since 1967. Mr. MacLeod served as Executive Vice President and Chief Financial Officer or as a Senior Vice President of the Company prior to his retirement in 1982.

     Mark Abramowitz has been a director of the Company since 1987. Mr. Abramowitz has been a partner in the law firm of Parker Chapin Flattau & Klimpl, LLP for more than the past five years.

     John J. Macht was appointed as a director of the Company in December 1995. Since July 1992, Mr. Macht has been President of The Macht Group, a marketing and retail consulting firm. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh department stores, a division of Federated Department Stores.

     Raymond Vise has been a director of the Company since 1963. Mr. Vise served as Senior Vice President of the Company for more than five years prior to his retirement in 1987.

     The Company's Board of Directors presently consists of seven directors divided into three classes. William B. MacLeod and James Tulin serve as Class I directors, Mark Abramowitz, John J. Macht and John Tulin serve as Class II directors and Marshall Tulin and Raymond Vise serve as Class III directors. The term of office of Class I directors continues until the Company's 1996 Annual Meeting of Stockholders, the term of office of Class II directors continues until the 1997 annual meeting of stockholders and the term of office of Class III directors continues until the 1998 annual meeting of stockholders and, in each case, until their respective successors are elected and qualified. Directors are elected at each annual meeting to succeed those in the class whose term expires at that meeting.

     Each officer of the Company serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

Item 11. Executive Compensation.

Summary Compensation Table.


         The following table sets forth certain summary information concerning compensation during the fiscal year ended December 31, 1995 with respect to each person who served as the Company's Chief Executive Officer and each of the other
4 most highly compensated executive officers of the Company:

- --------------------------------------------------------------------------------
         I. Summary Compensation Table
- --------------------------------------------------------------------------------
                                  ANNUAL
                              COMPENSATION
                       ----------------------------------
                                          OTHER     ALL
NAME AND                                  ANNUAL    OTHER
PRINCIPAL                                 COMPEN-   COMPEN-
POSITION          YEAR  SALARY     BONUS  SATION    SATION (8)
- --------------------------------------------------------------------------------
Marshall Tulin (1) 1995 $360,000   $   -0-            $ 462
 Chairman of       1994  360,000   250,000           18,489
 the Board         1993  360,000   243,000           18,908

John Tulin (2)     1995  220,000       -0-$36,188(7)    462
 President         1994  220,000   185,000           18,189
                   1993  215,000   150,000           18,408

Lewis Valenti (3)  1995  125,000   194,676            2,262
 Senior Vice       1994   80,000   294,110           17,789
 President         1993   80,000   263,479           16,908

Melvin Goldfeder(4)1995   95,000   130,661            2,262
 Senior Vice       1994   95,000   124,856           12,689
 President         1993  135,000    94,990           13,808

Richard S. Blum (5)1995  110,000    99,279            2,262
 Senior Vice       1994  110,000    78,240           11,689
 President         1993  107,500    68,420            8,779

Eric P. Luft (6)   1995  135,000   110,352            2,262
 Senior Vice       1994  135,000   172,527           16,089
 President         1993  132,500   114,135           10,490
- --------------------------------------------------------------------------------




(1) Marshall Tulin served as President and Chief Executive Officer until October 25, 1995, when he was elected Chairman of the Board. Mr. Tulin has an employment agreement with the Company which terminates on June 30, 1998 providing for a salary at the rate of $360,000 per annum.

(2) John Tulin served as Executive Vice President of the Company until October 25, 1995, when he was elected President and Chief Executive Officer. Mr. Tulin has an employment agreement with the Company which terminates on December 31, 1998 providing for a salary at the rate of $220,000 per annum.

(3) The bonus amounts shown for Lewis Valenti include sales commissions in the amounts of $139,214, $234,110 and $213,479 for the years 1995, 1994 and 1993, respectively.

(4) The bonus amounts shown for Melvin Goldfeder include sales commissions in the amounts of $130,661, $109,856 and $94,990 for the years 1995, 1994 and 1993, respectively.

(5) The bonus amounts shown for Richard S. Blum include sales commissions in the amounts of $99,279, $68,240 and $58,420 for the years 1995, 1994 and 1993, respectively.

(6) The bonus amounts shown for Eric P. Luft include sales commissions in the amounts of $110,352, $107,527 and $74,135 for the years 1995, 1994 and 1993, respectively.

(7) This amount includes automobile lease payments of $18,929 and a travel allowance of $9,450. Except as set forth for John Tulin for fiscal 1995, perquisites and other personal benefits did not exceed the lessor of $50,000 or 10% of reported annual salary and bonus for any of the executive officers named in the Summary Compensation Table.

(8) The amounts set forth for 1995, 1994 and 1993 represent allocations under certain benefit plans of the Company as follows:


- --------------------------------------------------------------------------------
                                            DEFERRED
                    RETIREMENT PLAN          COMPEN-
             ESOP I     ESOP II   401(k)      SATION
             ACCOUNTS  ACCOUNTS   ACCOUNTS      PLAN   TOTAL
- --------------------------------------------------------------------------------
1995
- ----
Marshall  Tulin  $ 359     $ 53     $ 50               $ 462
John Tulin         359       53       50                 462
Lewis Valenti      359       53       50     $ 1,800   2,262
Melvin
    Goldfeder      359       53       50       1,800   2,262
Richard S. Blum    359       53       50       1,800   2,262
Eric P. Luft       359       53       50       1,800   2,262

1994
- ----
Marshall  Tulin  4,836      153               13,500  18,489
John Tulin       4,836      153               13,200  18,189
Lewis Valenti    4,836      153    1,800      11,000  17,789
Melvin
    Goldfeder    4,836      153    1,800       5,900  12,689
Richard S. Blum  4,836      153    1,800       4,900  11,689
Eric P. Luft     4,836      153    1,800       9,300  16,089

1993
- ----
Marshall  Tulin  3,865      258    1,285      13,500  18,908
John Tulin       3,865      258    1,285      13,000  18,408
Lewis Valenti    3,865      258    1,285      11,500  16,908
Melvin
    Goldfeder    3,865      258    1,285       8,400  13,808
Richard S. Blum  2,713      181    1,285       4,600   8,779
Eric P. Luft     2,817      188    1,285       6,200  10,490
- --------------------------------------------------------------------------------

                  In 1983, the Company terminated its pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments. The accrued annual benefits for Messrs. John Tulin, Lewis Valenti, Melvin Goldfeder, and Richard S. Blum are $13,116, $12,731, $10,991, and $13,208, respectively. Marshall Tulin has heretofore received amounts to which he has to date been entitled in respect of such pension plans. Eric P. Luft was not employed by the Company at the time of termination of such pension plans and is not entitled to receive amounts in respect thereof.

Remuneration of Directors.

                  Each director who is not also an employee of, or counsel or a consultant to, the Company, receives a fee of $2,000 per meeting of the Board and of committees of the Board attended by him. In addition, pursuant to the terms of the 1994 Plan, each director who is not also an employee of the Company or any subsidiary of the Company in office immediately following each annual meeting of stockholders at which directors are elected will, effective on the date such annual meeting is held, automatically be granted an option to purchase 5,000 shares of Common Stock. During the fiscal year ended December 31, 1995, Messrs. Abramowitz, MacLeod and Vise were each granted an option to purchase 5,000 shares of Common Stock at an exercise price per share of $1.28125, the fair market value per share of Common Stock on the date of the grant.

                  John Macht was granted an option to purchase 5,000 shares of Common Stock on December 12, 1995, the date he was elected a director, at an exercise price per share of $.804675, the fair market value per share of Common Stock on that date.

Termination Agreements.

                  The Company has entered into termination agreements with Messrs. Marshall Tulin, John Tulin, Lewis Valenti, Melvin Goldfeder, Richard S. Blum and Eric P. Luft which expire on December 31, 1998. In the event of a change of control (as defined in such agreements) of the Company during the term of such agreements followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within two years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times such officer's "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code")).

Stock Options.

                  During the Company's fiscal year ended December 31, 1995, no stock options were granted to any of the executive officers named in the Summary
Compensation Table. The following table sets forth certain information with respect to the exercise of stock options by such executive officers and the number and value of unexercised options held by them as of December 31, 1995:


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                Number of
                                Securities        Value of
                                Underlying     Unexercised
                 (#)            Unexercised    In-the-Money
               Shares           Options at     Options at
               Acquired   ($)   FY-End (#)     FY-End ($)
                 On       Value Exercisable/   Exercisable/
 Name         Exercise  RealizedUnexercisable  Unexercisable
- -------       --------- ---------------------  -------------
 Marshall Tulin                 211,209 / 0       0 / 0
 John Tulin      19,000 $12,482 192,209 / 0       0 / 0
 Lewis Valenti                  171,825 / 0       0 / 0
  Melvin
   Goldfeder                    184,325 / 0       0 / 0
Richard S. Blum                 169,325 / 0       0 / 0
Eric P. Luft                     15,000 / 0       0 / 0


Compensation Committee Interlocks and Insider Participation

                  The Company's Executive Compensation Committee consists of William B. MacLeod, a former Executive Vice President and Chief Financial Officer of the Company, Raymond Vise, a former Senior Vice President of the Company, and Mark Abramowitz. The members of the Company's Stock Option Committee and the Company's Incentive Share Committee are Mr. MacLeod and Mr. Vise. Ronald Vise (who is the son of Raymond Vise) was employed by the Company during 1995 as a commissioned salesman. Aggregate compensation paid to Ronald Vise for services rendered during 1995 amounted to $183,419. Mark Abramowitz is a partner in the law firm of Parker Chapin Flattau & Klimpl, LLP, which is retained by the Company to provide legal services.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth information as of May 20, 1996 with respect to each person (including any "group" of persons as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the Common
Stock:


- --------------------------------------------------------------------------------
                Name and            Amount and
                Address of          Nature of        Percent
Title of        Beneficial          Beneficial       of
Class           Owner               Ownership        Class
- --------------------------------------------------------------------------------
Common Stock    The New Swank, Inc. 10,476,542(1)(2) 63.5%
                Retirement Plan
                90 Park Avenue
                New York, NY 10016

Common Stock    Marshall Tulin      5,681,207(3)(4)  33.9%
                90 Park Avenue
                New York, NY 10016

Common Stock    John Tulin          5,216,670(3)(5)  31.2%
                90 Park Avenue
                New York, NY 10016

Common Stock    Raymond Vise        4,833,316(3)(6)  29.3%
                8 El Paseo
                Irvine, CA 92715
- --------------------------------------------------------------------------------




(1) The Company has merged its Employee Stock Ownership Plan No. 1 ("ESOP I"), Employee Stock Ownership Plan No. 2 ("ESOP II") and Savings Plan into one plan, The New Swank, Inc. Retirement Plan (the "Retirement Plan"). This amount includes (a) 5,659,632 shares of Common Stock allocated to participants' ESOP I accounts in the Retirement Plan and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters, (b) an additional 193,014 shares of Common Stock allocated to participants' ESOP I accounts in the Retirement Plan as to which such participants may direct the trustees, as described below, as to voting on certain significant corporate events such as mergers, consolidations, recapitalizations, reclassifications, liquidations, dissolutions or sales of substantially all of a trade or business of the Company (collectively, "Significant Corporate Events"), (c) an additional 67,403 of such shares allocated to the accounts of former employees, subject to forfeiture, and able to be voted by the trustees on all matters on which stockholders may vote and (d) 1,126,881 shares of Common Stock not allocated to participants in ESOP I, which the trustees may vote in their sole discretion on all matters on which stockholders may vote, except that, in the case of voting on Significant Corporate Events, the trustees will vote such shares in the same proportion as shares as to which voting instructions are received.

(2) This amount also includes 2,764,891 shares of Common Stock allocated to participants' ESOP II accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on Significant Corporate Events and as to which the trustees may vote on all other matters in their discretion. Shares allocated to ESOP II accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to ESOP II accounts as to which voting instructions are received. This amount also includes 664,721 shares held in the 401(k) accounts under the Retirement Plan, as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3) The trustees of the Retirement Plan are Marshall Tulin, Chairman of the Board and a director of the Company, John A. Tulin, President and a director of the Company and Raymond Vise, a director of the Company. This amount includes
(a) 1,126,881  shares of Common Stock not allocated to  participants  in ESOP I,
(b) 193,014 allocated shares held in ESOP I accounts as to which the trustees have sole voting power (see footnote 1 above), (c) 67,403 shares of Common Stock allocated to the accounts of former employees but voted by the trustees (see footnote 1 above), (d) 2,764,891 shares held in ESOP II accounts as to which the trustees have sole voting power (see footnote 2 above) and (e) 664,721 shares held in the 401(k) accounts (see footnote 2 above).

(4) This amount includes 343,022 shares owned by Mr. Tulin's wife. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 211,209 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the Company's 1981 Stock Option Plan (the "1981 Plan") and its 1987 Incentive Stock Option Plan (the "1987 Plan") (collectively, the "Plans").

     (5) This amount includes 3,180 shares owned by Mr. Tulin's wife. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 192,209 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the Plans.

(6) This amount includes 10,000 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under 1994 Non-Employee Director Stock Option Plan (the "1994 Plan").

                  The following table sets forth information at May 20, 1996 with respect to the beneficial ownership of the Company's Common Stock by (a) each director and each nominee for election as a director of the Company, (b) each executive officer named in the Summary Compensation Table and (c) all directors and executive officers of the Company as a group (14 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and investment power with respect to the shares of Common
Stock indicated as beneficially owned by such person or such group.

- --------------------------------------------------------------------------------
                         Amount and Nature of    Percent of
Beneficial Owner         Beneficial Ownership    Class
- --------------------------------------------------------------------------------
Mark Abramowitz                   12,600 (1)    Less than 1%
John J. Macht                      5,000 (1)    Less than 1%
William B. MacLeod                10,100 (1)    Less than 1%
James Tulin                      244,430 (2)            1.5%
John Tulin                     5,216,670 (3)           31.2%
Marshall Tulin                 5,681,207 (4)           33.9%
Raymond Vise                   4,833,316 (5)           29.3%
Lewis Valenti                    224,839 (6)            1.3%
Melvin Goldfeder                 278,771 (7)            1.7%
Richard S. Blum                  211,867 (8)            1.3%
Eric P. Luft                      58,414 (9)    Less than 1%
All directors and executive
officers as a group(14 persons)7,559,135(10)           42.2%
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

(1) Includes 10,000, 5,000, and 10,000 shares which Messrs. Abramowitz, Macht and MacLeod, respectively, have the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan.

(2) Includes 184,325 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the Plans and 60,105 shares of Common Stock allocated to his ESOP I account and 401(k) account under the Retirement Plan.

(3) This amount includes the shares referred to in footnotes 3 and 5 to the first table above in this Item 12.

(4) This amount includes the shares referred to in footnotes 3 and 4 to the first table above in this Item 12.

(5) This amount includes the shares referred to in footnotes 3 and 6 to the first table above in this Item 12.

(6) This amount includes 171,825 shares which Mr. Valenti has the right to acquire within 60 days through the exercise of stock options granted under the Plans and 53,014 shares of Common Stock allocated to his ESOP I account and 401(k) account under the Retirement Plan.

(7) This amount includes 184,325 shares which Mr. Goldfeder has the right to acquire within 60 days through the exercise of stock options granted under the Plans and 47,250 shares of Common Stock allocated to his ESOP I account and 401(k) account under the Retirement Plan.

(8) This amount includes 169,325 shares which Mr. Blum has the right to acquire within 60 days through the exercise of stock options granted under the Plans and 42,542 shares of Common Stock allocated to his ESOP I account and 401(k) account under the Retirement Plan.

(9) This amount includes 15,000 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the Plans and 43,414 shares of Common Stock allocated to his ESOP I account and 401(k) account under the Retirement Plan.

(10) This amount includes the shares referred to in footnote 3 to the first table above under "Ownership of Voting Securities." This amount also includes 1,414,725 shares of Common Stock which directors and executive officers as a group have the right to acquire within 60 days through the exercise of stock options granted under the plans and the 1994 Plan.

                  Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, officers, directors and holders of more than 10% of the outstanding shares of Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Common Stock with the Securities and Exchange Commission. Based solely on its review of copies of such reports received by the Company or written representations from certain reporting persons that no Form 5 was required for those person, the Company believes that its reporting persons have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended December 31, 1995. The Company is not aware of any filing delinquencies from prior fiscal years.

Item 13. Certain Relationships and Related Transactions.

                  Robert Tulin (who is the brother of Marshall Tulin and an uncle of John Tulin and James Tulin) was employed by the Company during 1995. Robert Tulin is the director of advertising and is responsible for coordinating the production of the Company's merchandise catalogs. Aggregate compensation paid Robert Tulin by the Company for services rendered during 1995 amounted to $90,000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Financial Statements and Schedules

                  1. The  financial  statements  listed under Item 8 of this
                     Annual Report on Form 10-K are filed as part of this Annual Report.

                  2. Financial Statement Schedules filed as part of this Report:

                     The following financial statement schedule is submitted herewith in response to Item 14(d) of Part IV of this Annual Report on Form 10-K:

                                                                                                         Page
                                                                                                         ----
                     Financial Statement Schedule for years ended December 31, 1995, 1994 and 1993:

                     II.      Valuation and Qualifying Accounts                                            38

         (b)      Current Reports on Form 8-K during the quarter endedDecember 31, 1995

                  No reports on Form 8-K were filed by the Company during the last fiscal quarter of the period covered by this Report.

         (c)      Exhibits
         Exhibit        Description

            3.01 Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (The first exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).

            3.02        By-Laws of the Company, as amended to date.*

            4.01        Form of  Certificate  of  Designation  of the  Series  A
                        Participating  Preferred  Stock  and  Series B
                        Participating  Preferred  Stock.(Exhibit  A to  Annex  1
                        to  the  Proxy  Statement/Prospectus  contained  in the
                        Company's Registration Statement, File No.33-19501, filed
                        on January 4, 1988, is incorporated herein by reference).

            4.02        Second Amended and Restated Credit  Agreement dated as of
                        May 24, 1996 ("Credit Agreement") between the Company, each of the banks which is a signatory thereto and The
                        Chase Manhattan Bank (National Associations),as Agent
                        (in such capacity, the "Agent").*

            4.03        Amended and Resated Security Agreement dated as of
                        May 24, 1996 between the Company and the Agent.*

            4.04        Amended and Restate Security  Agreement dated as of
                        May 24, 1996 between Swank Sales  International (V.I.),
                        Inc. and the Agent.*

            4.05        Open End  Indenture  of  Mortgage,  Assignment  of Rents,
                        Security Agreement and Fixture Filing (Connecticut) dated as of December 22, 1992 ("Connecticut Mortgage") between the Company and the Agent. (Exhibit 4.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

            4.05.1      Modification  and  Confirmation  of  the  Connecticut
                        Mortgage dated as of July 20, 1995. (The fourth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-5354, is incorporated herein by reference).

            4.05.2      Second  Modification and  Confirmation of the Connecticut
                        Mortgage dated as of May 24, 1996.*

            4.06        Open End  Indenture  of  Mortgage,  Assignment  of Rents,
                        Security Agreement and Fixture Filing (Massachusetts) dated as of December 22, 1992 ("Massachusetts Mortgage") between the Company and the Agent. (Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

            4.06.1      Modification  and  Confirmation  of the  Massachusetts
                        Mortgage  dated  as of July  20,  1995.  (The  fifth  exhibit to the  Company's Quarterly  Report on Form 10-Q for the
                        quarter  ended June 30,  1995,  File No. 1-5354, is
                        incorporated herein by reference).

            4.06.2      Second Modification and Confirmation of the Massachusetts
                        Mortgage dated as of May 24, 1996.*

            4.07        Revolving  Credit and Security  Agreement dated as of
                        May 24, 1996 ("New Agreement")  between the Company, each
                        of the lenders which is a signatory  thereto and IBJ Schroder
                        Bank & Trust Company,  as Lender,  ACM Agent and Co-Agent. *

            4.08.1 Mortgage and Security Agreement (Massachusetts), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by Swank, Inc to IBJ Schroder Bank &
                        Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders.*

            4.08.2      Open End  Mortgage,  Assignment  of Rents and  Security
                        Agreement  (Connecticut),  dated as of May 24,  1996, in
                        the maximum  principal amount of $25,000,000,  made by Swank,
                        Inc to IBJ Schroder Bank & Trust Company, as ACM Agent
                        for itself and as agent for ratable benefit of the Lenders.*

            4.08.3      FSC Security Agreement dated May 24, 1996 between Swank
                        International  (V.I.),Inc. and IBJ Schroder Bank and Trust
                        Company, as Agent.*

            4.08.4      Pledge and Security  Agreement dated as of May 24, 1996
                        between the Company and IBJ Schroder Bank and Trust Company, as ACM Agent.*


            10.01       Employment  Agreement  dated June 20, 1991  between the
                        Company  and  Marshall  Tulin.  (Exhibit  10.01  to the
                        Company's Annual Report on Form 10-K for the fiscal year ended December 31,1991, File No. 1-5354, is incorporated herein by reference).+

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

            10.04 Amended and Restated 1981 Incentive Stock Option Plan of the Company. (Exhibit 10.08 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended  December
                        31, 1987, File No.1-5354, is incorporated herein by reference).+

            10.05       1987  Incentive  Stock  Option  Plan  of  the  Company.
                        (Annex 3 to the Proxy Statement/  Prospectus  contained
                        in   the   Company's   Registration   Statement,   File
                        No.33-19501,  filed on January 4, 1988, is incorporated
                        herein by reference).+

            10.06       1987 Incentive  Share Plan of the Company.  (Annex 2 to
                        the  Proxy   Statement/Prospectus   contained   in  the
                        Company's  Registration  Statement,  File  No.33-19501,
                        filed on  January 4, 1988,  is  incorporated  herein by
                        reference).+

            10.07 Form of Termination Agreement effective January 1, 1996 between the Company and each of the Company's officers listed on Schedule A thereto.*+

            10.09 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended  December
                        31, 1988, File No. 1-5354, is incorporated herein by reference).+

            10.10       Employment  Agreement  dated as of January 15, 1992, as
                        amended,   between  the  Company  and  Richard  Byrnes.
                        (Exhibit  10.10 to the Company's  Annual Report on Form
                        10-K for the fiscal year ended December 31, 1994,  File
                        No. 1-5354, is incorporated herein by reference).+

            10.11 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans.
                        (Exhibit  10.12(b) to the  Company's  Annual  Report on
                        Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference).

            10.12       The New Swank,  Inc.  Retirement  Plan Trust  Agreement
                        dated as of  January  1,  1994  among the  Company  and
                        Marshall  Tulin,   John  Tulin  and  Raymond  Vise,  as
                        co-trustees.  (Exhibit  10.12 to the  Company's  Annual
                        Report on Form 10-K for the fiscal year ended  December
                        31, 1994, File No. 1-5354,  is  incorporated  herein by
                        reference).

            10.13       Plan of  Recapitalization  of the  Company  dated as of
                        September  28,  1987,  as  amended   (Exhibit  2.01  to
                        Post-Effective  Amendment  No.1  to the  Company's  S-4
                        Registration  Statement,  File  No.33-19501,  filed  on
                        February 9, 1988, is incorporated herein by reference).

            10.14       Key  Employee  Deferred   Compensation  Plan.  (Exhibit
                        10.17 to the  Company's  Annual Report on Form 10-K for
                        the  fiscal  year ended  December  31,  1993,  File No.
                        1-5354, is incorporated herein by reference).+

            10.15       1994 Non-Employee  Director Stock Option Plan. (Exhibit
                        10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No.
                        1-5354, is incorporated herein by reference).

            10.15.1     Stock  Option  Contracts  dated as of December 31, 1994
                        between  the  Company  and  each  of  Mark  Abramowitz,
                        William B. MacLeod and Raymond Vise.  (Exhibit  10.15.1
                        to the  Company's  Annual  Report  on Form 10-K for the
                        fiscal year ended December 31, 1994,  File No. 1- 5354,
                        is incorporated herein by reference).+

            10.15.2     Stock  Option  Contract  dated  as of  April  20,  1995
                        between  the  Company  and  Raymond  Vise.  (The  third
                        exhibit to the Company's  Quarterly Report on Form 10-Q
                        for the quarter ended March 31, 1995,  File No. 1-5354,
                        is incorporated herein by reference).+

            10.15.3     Stock  Option  Contract  dated  as of  April  20,  1995
                        between the Company and William B. MacLeod. (The fourth
                        exhibit to the Company's  Quarterly Report on Form 10-Q
                        for the quarter ended March 31, 1995,  File No. 1-5354,
                        is incorporated herein by reference).+

            10.15.4     Stock  Option  Contract  dated  as of  April  20,  1995
                        between  the Company  and Mark  Abramowitz.  (The fifth
                        exhibit to the Company's  Quarterly Report on Form 10-Q
                        for the quarter ended March 31, 1995,  File No. 1-5354,
                        is incorporated herein by reference).+

            10.15.5     Stock Option Contract between the Company and John
                        J. Macht.*+

            11.01       Statement Re Computation of Earnings Per Share.*

            21.01       Subsidiaries  of the  Company.  (Exhibit  22.01  to the
                        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

            23.01       Consent of independent accountants.*

            27          Financial Data Schedule.*

- ---------------------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.


                        Report of Independent Accountants


To the Stockholders of Swank, Inc.
Attleboro, Massachusetts

We have audited the  accompanying  consolidated  balance sheets of Swank,
Inc. as of December 31, 1995 and 1994, and related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period then ended December 31, 1995. We also audited the financial statement schedule listed in the index on page 30 of this Form 10-K. .
These   financial   statements  and  financial   statement   schedule  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Swank, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts
February 22, 1996 (except as to the information presented
in Note C  for which the date is May 24, 1996)          Coopers & Lybrand L.L.P.

II.     Valuation and Qualifying Accounts
        ---------------------------------

SWANK, INC.
SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




             COLUMN A                  COLUMN B      COLUMN C          COLUMN D       COLUMN E
                                      BALANCE AT     ADDITONS                        BALANCE AT
                                      BEGINNING       CHARGED                          END OF
DESCRIPTION                           OF PERIOD     TO EXPENSE        DEDUCTIONS       PERIOD
                                     ==========     ==========        ==========     ==========

FOR THE YEAR ENDED DECEMBER 31, 1995

ALLOWANCE FOR DOUBTFUL ACCOUNTS       1,100,000     805,000  (G)       855,000 (A)  1,050,000

ALLOWANCE FOR CASH DISCOUNTS            500,000   1,517,000  (H)     1,926,000 (B)     91,000

ALLOWANCE FOR CUSTOMER RETURNS        4,661,000   9,255,000  (F)     9,412,000 (C)  4,504,000

ALLOWANCE FOR COOPERATIVE ADV.          703,000   1,227,000  (G)     1,278,000 (D)    652,000

ALLOWANCE FOR IN-STORE MARKDOWNS      2,520,000   6,121,000  (G)     5,841,000 (E)  2,800,000
                                      ---------  ----------         ----------      ---------
                                      9,484,000  18,925,000         19,312,000      9,097,000
                                      =========  ==========         ==========      =========

FOR THE YEAR ENDED DECEMBER 31, 1994

ALLOWANCE FOR DOUBTFUL ACCOUNTS         900,000     213,000  (G)        13,000 (A) 1,100,000

ALLOWANCE FOR CASH DISCOUNTS            470,000   1,409,000  (H)     1,379,000 (B)   500,000

ALLOWANCE FOR CUSTOMER RETURNS        4,959,000   7,436,000  (F)     7,734,000 (C) 4,661,000

ALLOWANCE FOR COOPERATIVE ADV.          505,000   1,314,000  (G)     1,116,000 (D)   703,000

ALLOWANCE FOR IN-STORE MARKDOWNS      1,785,000   5,741,000  (G)     5,006,000 (E) 2,520,000
                                      ---------  ----------         ----------     ---------
                                      8,619,000  16,113,000         15,248,000     9,484,000
                                      =========  ==========         ==========     =========


FOR THE YEAR ENDED DECEMBER 31, 1993

ALLOWANCE FOR DOUBTFUL ACCOUNTS        850,000     510,000  (G)        460,000 (A)  900,000

ALLOWANCE FOR CASH DISCOUNTS           410,000   1,563,000  (H)      1,503,000 (B)  470,000

ALLOWANCE FOR CUSTOMER RETURNS       5,885,000   9,165,000  (F)     10,091,000 (C)4,959,000

ALLOWANCE FOR COOPERATIVE ADV.         700,000   1,002,000  (G)      1,197,000 (D)  505,000

ALLOWANCE FOR IN-STORE MARKDOWNS     3,046,000   3,361,000  (G)      4,622,000 (E)1,785,000
                                    ----------  ----------          ----------    ---------
                                    10,891,000  15,601,000          17,873,000    8,619,000
                                    ==========  ==========          ==========   ==========


(A) BAD DEBTS CHARGED OFF AS UNCOLLECTIBLE, NET OF RECOVERIES
(B) CASH DISCOUNTS TAKEN BY CUSTOMERS
(C) CUSTOMER RETURNS
(D) CREDITS ISSUED TO CUSTOMERS FOR COOPERATIVE ADVERTISING
(E) CREDITS ISSUED TO CUSTOMERS FOR IN-STORE MARKDOWNS
(F) LOCATED IN COST OF SALES
(G) LOCATED IN SELLING AND ADMINISTRATIVE
(H) LOCATED IN NET SALES

Consolidated Balance Sheets as of December 31
(Dollars in thousands)

Assets                                                                     1995     1994
- -----------------------------------------------------------------------------------------
Current:
   Cash and cash equivalents........................................    $ 1,121  $ 2,153
   Accounts receivable, less allowances of $9,097 and $9,484........     10,704   13,874
   Inventories:
     Raw materials..................................................      5,092    4,295
     Work in process................................................      6,476    7,987
     Finished goods.................................................     17,602   13,867
- -----------------------------------------------------------------------------------------
                                                                         29,170   26,149
   Deferred income taxes............................................      1,890    4,105
   Recoverable income taxes.........................................      1,665
   Prepaid and other................................................      1,218      977
- -----------------------------------------------------------------------------------------
     Total current assets...........................................     45,768   47,258
- -----------------------------------------------------------------------------------------

Property, plant and equipment, at cost:
   Land and buildings................................................     7,302    7,269
   Machinery and equipment...........................................    14,328   13,833
Improvements to leased premises......................................       842      839
   Obligations under capital leases..................................     1,466      123
- -----------------------------------------------------------------------------------------
                                                                         23,938   22,064
   Less accumulated depreciation and amortization....................    16,481   15,477
- -----------------------------------------------------------------------------------------
                                                                          7,457    6,587
- -----------------------------------------------------------------------------------------

Deferred income taxes.................................................      399      834
Other assets..........................................................    3,700    2,779
- -----------------------------------------------------------------------------------------
Total Assets..........................................................  $57,324  $57,458
- -----------------------------------------------------------------------------------------

Liabilities
- -----------------------------------------------------------------------------------------
Current:
   Notes payable to banks.............................................. $14,800  $ 5,000
   Current portion of long-term debt...................................     235    2,920
   Accounts payable....................................................   5,870    3,665
   Accrued employee compensation ......................................   1,408    3,010
   Income taxes payable................................................            1,826
   Other liabilities...................................................   8,696    6,512
- -----------------------------------------------------------------------------------------
     Total current liabilities.........................................  31,009   22,933
Long-term obligations..................................................   5,782    4,308
- -----------------------------------------------------------------------------------------
Total Liabilities...................................................... $36,791  $27,241
- -----------------------------------------------------------------------------------------

Commitments and contingencies (Note I)

Stockholders' Equity
- ----------------------------------------------------------------------------------------
Preferred stock, par value $1.00:
   Authorized 1,000,000 shares Common stock, par value $.10:
   Authorized 43,000,000 and 66,000,000 shares:
     issued 16,843,042 and 16,804,155 shares............................  1,684   1,680
Capital in excess of par value..........................................    852     825
Retained earnings....................................................... 19,477  28,421
- ----------------------------------------------------------------------------------------
                                                                         22,013  30,926
Less:
   Deferred employees' benefits.........................................    771
   Treasury stock at cost, 333,519 shares...............................    709     709
- ----------------------------------------------------------------------------------------
     Total stockholders' equity......................................... 20,533  30,217
- ----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity..............................$57,324 $57,458
- ----------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations

For Each of the Three Years Ended
December 31

(In thousands, except share data)                                                   1995              1994             1993
- ---------------------------------------------------------------------------------------------------------------------------
Net sales..............................................................         $140,102          $143,496         $126,770
Cost of goods sold.....................................................           85,774            79,122           69,002
- ---------------------------------------------------------------------------------------------------------------------------
Gross profit...........................................................           54,328            64,374           57,768
Selling and administrative expenses....................................           60,168            58,127           53,120
- ---------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations..........................................           (5,840)            6,247            4,648
- ---------------------------------------------------------------------------------------------------------------------------
Interest charges.......................................................            2,110             1,717            1,599
- ---------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and cumulative effect of a
   change in accounting for income taxes...............................           (7,950)            4,530            3,049
Provision (benefit) for income taxes...................................              994            (1,042)             256
- ---------------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of a change in
   accounting for income taxes.........................................           (8,944)            5,572            2,793
Cumulative effect of a change in accounting
   for income taxes....................................................                                                 477
- ---------------------------------------------------------------------------------------------------------------------------
Net (loss) income .....................................................        $  (8,944)           $5,572           $3,270
- ---------------------------------------------------------------------------------------------------------------------------
(Loss) income per share before cumulative effect of a change in
   accounting for income taxes.........................................          $ (.55)              $.34             $.16
Cumulative effect per share of a change in accounting
   for income taxes....................................................                                                 .03
- ---------------------------------------------------------------------------------------------------------------------------
Net (loss) income per share............................................          $ (.55)              $.34             $.19
- ---------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and common share
     equivalents outstanding...........................................       16,135,368        16,206,683       17,258,928
- ---------------------------------------------------------------------------------------------------------------------------



Consolidated Statements of Changes in Stockholders' Equity

For Each of the Three Years                                                       Deferred Employee
Ended December 31,                     Common    Capital in                         Benefits             Treasury Stock
1995, 1994 and 1993                 Stock, Par    Excess of     Retained        Number                    Number
(Dollars in thousands)              Value $.10    Par Value     Earnings     of Shares       Amount    of Shares     Amount
- ---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992              $1,671         $745      $19,579                                 333,519       $709
Exercise of employees'
    stock options                            6           50
Net income                                                         3,270
- ---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993               1,677          795       22,849                                 333,519        709
Exercise of employees'
     stock options                           3           30
Net income                                                         5,572
- ---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994               1,680          825       28,421                                 333,519        709
Exercise of employees'
     stock options                           4           27
Advance to retirement plan                                                     664,461         $771
Net loss                                                         (8,944)
- ---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995              $1,684         $852      $19,477       664,461         $771      333,519       $709
- ---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

For Each of the Three Years Ended December 31 (In thousands)               1995      1994       1993
- ----------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net (loss) income .................................................... $ (8,944)   $5,572     $3,270
   Adjustments to reconcile net income to net cash
       provided by (used in) operations:
     Cumulative effect of an accounting change........................                          (477)
     Depreciation and amortization....................................    1,136     1,108        955
     Loan forgiveness in lieu of contribution to employees'
       stock ownership trust..........................................                519        469
     (Decrease) increase  in accounts receivable allowances...........     (387)      865     (2,273)
     Decrease (increase) in deferred taxes............................    2,649    (2,891)      (337)
     Increase in postretirement benefits..............................      331       260        436

   Change in assets and liabilities:
       Decrease (increase) in accounts receivable.....................    3,557    (2,808)    (3,217)
       (Increase) in inventory........................................   (3,021)   (1,132)    (3,033)
       (Increase) decrease in prepaid and other.......................   (2,826)     (778)       192
       Increase (decrease) in accounts payable and accrued other......      996       927      2,851
- ----------------------------------------------------------------------------------------------------
         Net cash (used in) provided by  operations...................   (6,509)    1,642     (1,164)
- ----------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Net capital expenditures...........................................     (663)    (877)     (1,439)
- ----------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities......................     (663)    (877)     (1,439)
- ----------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Borrowings under revolving credit agreements.......................   37,550   34,850      25,400
   Payments of revolving credit agreements............................  (27,750) (33,350)    (21,900)
   Principal payments on long-term obligations........................   (2,920)  (3,080)     (3,000)
   Advance to retirement plans........................................     (771)
   Proceeds from exercise of employees' stock options.................       31       33          56
- ----------------------------------------------------------------------------------------------------
         Net cash provided by (used in)  financing activities.........    6,140   (1,547)        556
- ----------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents..................................   (1,032)    (782)     (2,047)
Cash and cash equivalents at beginning of year........................    2,153    2,935       4,982
- ----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year..............................   $1,121   $2,153      $2,935
- ----------------------------------------------------------------------------------------------------
   Cash paid during the year for:
- ----------------------------------------------------------------------------------------------------
     Interest.........................................................   $2,102   $1,714      $1,599
     Income taxes.....................................................   $1,794     $765      $1,765
   Noncash transactions incurred:
     Capital lease obligation incurred................................   $1,343     $123
- ----------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

Swank, Inc.
Notes to Consolidated Financial Statements
A.  The Company

         The Company is engaged in the manufacture, sale and distribution of men's jewelry, belts, leather accessories, suspenders and women's jewelry. Its products are sold both domestically and internationally through department and specialty stores as well as mass merchandisers. The Company also operates a number of factory outlet stores primarily to distribute excess and out of line merchandise.

B.  Summary of Significant Accounting Policies

Basis of Presentation

         The Consolidated Financial Statements include the accounts of Swank and a wholly owned foreign sales corporation. All significant intercompany accounts and profits have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

         Net sales are comprised of gross sales and royalty income less cash discounts and customer returns. Sales are recorded upon shipment and royalty income is accrued based on contract minimums. Cash discounts and returns are accrued based upon experience.

Allowances for Accounts Receivable

         The Company's allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Cash discounts are reflected as a reduction of sales. Provisions for doubtful accounts, in-store markdowns and cooperative advertising are reflected in selling and administrative expenses. The reserve for customer returns results from the reversal of sales for estimated returns and associated costs. These reserve balances are at their highest level on December 31. Reductions of these reserves occur principally in the first and second quarters when the reserve balances are adjusted to reflect actual charges as processed. These reserves are based on estimates made by management and may differ from actual results. The provision for bad debts for 1995, 1994 and 1993 were $805,000, $213,000 and $510,000, respectively.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (principally average cost which approximates FIFO) or market. The Company's inventory is considered fashion oriented and as a result is subject to risk of rapid obsolescence. At December 31, 1995 a portion of the Company's inventory is in excess of its current requirements based on recent sales. Management is developing programs emphasizing asset management and believes that inventory has been adequately marked down, where appropriate, and that no material loss will be incurred upon disposition of excess quantities. Management believes it has adequate channels to dispose of excess and obsolete inventory.

         In connection with the purchase of gold for manufacturing requirements, the Company enters into commodity forward contracts to reduce the risk of future price fluctuations. These contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. At December 31, 1995, the Company had no outstanding gold contracts.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The Company provides for depreciation of plant and equipment by charges against income which are sufficient to write off the cost of the assets on a straight-line or double declining-balance basis over estimated useful lives of 10-45 years for building and improvements and 3-12 years for machinery and equipment.

         Improvements to leased premises are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

         The Company has capitalized lease obligations for computer hardware and software and for water treatment equipment. The cost of equipment held under capital leases is equal to the lesser of the present value of the minimum lease payments or the fair market value of the leased equipment at the inception of the leases. The cost of the leased assets is amortized on a straight line basis over the lesser of the term of the lease obligation or the life of the asset.

         Expenditures for maintenance and repairs and minor renewals are charged to expense; betterments and major renewals are capitalized. Upon disposition, cost and related accumulated depreciation are removed from the accounts with any related gain or loss reflected in results of operations.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

Income Taxes

         The Company utilizes the liability method of accounting for income taxes as set forth in FAS 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

Environmental Costs

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action.

Long-Term Assets

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company was not required to adopt FAS 121 during fiscal 1995 and has not determined the impact on its financial statements.

Fair Value of Financial Instruments

         In 1995 the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying value of notes payable to banks approximates fair value because these financial instruments have variable interest rates.

Concentrations of Credit Risk

         The Company sells products primarily to major retailers within the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Any such losses have been within management's expectations.

         The Company does not believe that it is dependent upon any single customer. In 1995, sales to the Company's two largest customers accounted for 18.7% and 11.8%, respectively, of consolidated net sales and 22.4% and 15.3%, respectively, of consolidated trade receivables. Sales to one customer amounted to 10.6% and 10.8% of consolidated net sales during 1994 and 1993, respectively.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

C.  Short-Term Borrowings

         Data on short-term borrowing arrangements are as follows:

- ---------------------------------------------------------------------------
  in thousands                      1995             1994              1993
- ---------------------------------------------------------------------------
At December 31:
  Total lines..............      $32,000           $21,000          $21,000
  Weighted average
    interest rate..........       11.00%            10.50%            8.00%
  For the year:
  Monthly average borrowing
    outstanding............      $18,266           $12,971           $6,214
  Maximum borrowing outstanding
    at any month end.......      $28,800           $22,250          $12,500
  Monthly interest rate
      (weighted average)...       10.32%             9.43%            8.00%
Balance at December 31.....      $10,800            $5,000           $3,500
- ------------------------------------------------------------------------------

         The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding. On July 20, 1995 the Company modified and extended its revolving Credit Agreement (the " Agreement") with The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks"). The Agreement provided for loans and letters of credit in an amount up to $32,000,000, with a sublimit of $7,000,000 for letters of credit, available through June 30, 1998. Loans under the Agreement bore interest at the Banks' prime rate plus 2.5%. The maximum amount available is determined under a formula based on eligible accounts receivable and inventory. Borrowings under the Agreement were collateralized by all of the Company's assets.

         Pursuant to the Agreement, certain financial ratios were required to be met. These included a leverage ratio not to exceed 1.0 to 1 and a current ratio of at least 1.0 to 1. As of December 31, 1995 the actual leverage and debt ratios were 1.8 to 1 and 1.5 to 1, respectively. The Company was not in compliance with the leverage ratio at December 31, 1995. The Company was not in compliance with certain other covenants under the Agreement including a $800,000 limit on indebtedness to other lenders (including capital leases). The Company exceeded this limit by $543,000. The Company was also not in compliance with a covenant for interest coverage wherein earnings before interest and taxes
("EBIT") equal or exceed 200% of interest expense and an institutional debt ratio of a rolling four quarter average of EBIT to total institutional indebtedness equal or exceed 5.5 to 1. The loss before interest and taxes of $5,840,000 placed the Company in default of these covenants. The Company was unable to reduce the outstanding balance as required under the Agreement to $2 million for a 30 day period within the first six months of the calendar year.

         Due primarily to the Company's net loss in fiscal 1995 and the resulting failure of the Company to meet the financial ratios required by the Agreement, the Banks requested that the Company investigate alternative sources of working capital. The Company obtained revolving credit financing on May 24, 1996 from IBJ Schroder Bank & Trust Company, as agent (the "Lenders") for up to $25,000,000 with a sublimit of $3,000,000 in letters of credit (the "New

Swank, Inc
Notes to Consolidated Financial Statements (continued)

Agreement"). The proceeds of the New Agreement were used, in part, to repay all but $4 million the outstanding balance under the Agreement.

         The New Agreement is available through April 1999 and is collateralized by all of the Company's assets. The New Lenders have senior lien position on all assets other than real property, improvements and certain fixtures, in which the Company's other institutional lenders maintain a senior position to collateralize a $4,000,000 term loan, as described below, and in which the New Lenders have a subordinate lien. The New Agreement permits the Company to borrow against a percentage of eligible accounts receivable and inventory and its loans bear an interest rate of 1.5% over the New Lenders' prime lending rate. The New Agreement also contains a facility fee of 1/2% per annum on the unused portion of the revolving credit facility and a closing fee of $500,000 payable at the closing date.

          The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios including interest coverage, leverage and quarterly inventory turnovers. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring minimum inventory turnovers, as defined, up to 2.25 times annually. The New Agreement also prohibits the payment of dividends. Management believes this credit facility will meet its working capital needs until May 1999.

         In connection with the refinancing, the Banks amended and restated the Agreement to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving credit debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks' prime lending rate and is collaterialized by a senior lien on real property and certain improvements and a subordinate lien on all other assets. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500. The Term Loan covenants are the same as those in the New Agreement.

         The financing agreements include provisions specifying that a material adverse effect, as determined by the lenders, in the financial position or results of operations of the Company is an event of default. As such, the Term Loan, which would otherwise be classified as long-term, has been classified as current on the balance sheet at December 31, 1995.

         Based upon present information and the Company's operating plans for fiscal 1996, the Company expects that it will meet the financial covenants contained in the New Agreement and that eligible assets will provide a sufficient borrowing base to meet the Company's seasonal working capital needs. However, should the Company fail to meet those covenants, or the borrowing base should prove insufficient to support required borrowings, the Company would be required to obtain a waiver or amendment to the New Agreement or, in the alternative, secure other financing. There can be no assurance that the Company would be able to obtain a waiver or amendment or that alternative financing would be available. In such circumstances, liquidity would be adversely affected.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

D.  Income Taxes

         The Company  adopted  Statement of Financial  Accounting  Standards No.
109, "Accounting for Income Taxes" ("SFAS 109") during 1993. In 1993, the Company recognized a cumulative effect from this adoption of $477,000 and, in addition, increased net income by $467,000.

 (Benefit) provision for income taxes:
- -------------------------------------------------------------------------------
  in thousands                           1995           1994              1993
- -------------------------------------------------------------------------------
Current (benefit) payable:
  Federal......................       ($1,630)        $1,494              $457
  State........................           (35)           329               114
  Foreign sales corporation                 9             26                22
- -------------------------------------------------------------------------------
                                       (1,656)         1,849               593
- -------------------------------------------------------------------------------
Deferred:
  Federal......................         2,037         (2,252)             (318)
  State........................           613           (639)              (19)
- -------------------------------------------------------------------------------
                                        2,650         (2,891)             (337)
- -------------------------------------------------------------------------------
                                         $994        $(1,042)             $256
- -------------------------------------------------------------------------------


Swank, Inc
Notes to Consolidated Financial Statements (continued)

Provision for deferred taxes:
- -------------------------------------------------------------------------------
   in thousands                          1995          1994               1993
- -------------------------------------------------------------------------------
Accounts receivable reserves.....        $225          $147               $895
Deferred compensation............         (98)           63               (116)
Inventory capitalization
   under Sec263A.................        (136)          (11)                46
Accrual for environmental
   costs.........................        (116)          (37)               (98)
Warrant interest.................          70            96               (166)
Postretirement benefits other ...        (130)          (14)              (260)
Inventory reserves...............         (21)                             687
Workman's compensation...........        (201)         (157)
Termination costs................        (166)          (14)
AMT carryfowards.................      (1,010)
State NOL carryforwards..........        (365)
Capital loss.....................                       606
Other items......................        (166)          (32)              (237)
Valuation allowance..............       4,764        (3,538)            (1,088)
- -------------------------------------------------------------------------------
                                       $2,650       $(2,891)             $(337)
- -------------------------------------------------------------------------------

Effective income tax rate:
- -------------------------------------------------------------------------------
                                         1995          1994               1993
- -------------------------------------------------------------------------------
Statutory income tax rate........      (34.0%)        34.0%              34.0%
State income taxes, net of
   federal tax benefit...........       (3.6)          4.8                2.5
Life insurance...................       (5.5)         (6.8)             (14.5)
Valuation allowance, net of
   expired benefits..............       60.1         (54.2)             (16.4)
Other items, net.................       (4.5)          (.8)               2.8
- -------------------------------------------------------------------------------
                                        12.5%        (23.0%)              8.4%
- -------------------------------------------------------------------------------


Swank, Inc
Notes to Consolidated Financial Statements (continued)

The components of the net deferred tax asset at December 31, 1995, 1994 and 1993 were as follows:
- -------------------------------------------------------------------------------
   in thousands                         1995           1994               1993
- -------------------------------------------------------------------------------

Deferred tax asset
   Accounts receivable reserves       $2,259         $2,484             $2,631
   Deferred compensation.......        1,707          1,380              1,443
   Inventory capitalization
     under 263A................          568            481                470
   Accrual for environmental costs       506            390                353
   Warrant interest............            0             70                166
   Postretirement benefits.....          404            274                260
   Inventory reserves..........           21              0                  0
   Workman's compensation......          358            157                  0
   Termination costs...........          180             14
   AMT credit carryforward.....        1,010
   State NOL carryforward......          365
   Capital loss carryforward...            0              0                606
   Other.......................          345            366                337
                                   --------------------------------------------
   Gross deferred asset........        7,723          5,616              6,266
Valuation allowance............       (4,764)             0             (3,538)
                                   --------------------------------------------
                                       2,959          5,616              2,728
Deferred tax liabilities
   Depreciation................         (670)          (677)              (680)
                                   --------------------------------------------
Net deferred tax asset.........       $2,289         $4,939             $2,048
- -------------------------------------------------------------------------------

         A valuation allowance is provided to reduce the deferred tax assets to a level which management believes more likely than not to be realized. Realization of approximately $800,000 of the net deferred tax asset is dependent upon generating sufficient future taxable income. Although realization is not assured management believes that it is more likely than not that this portion of the net deferred tax asset will be realized.

         The Company has alternative minimum tax credit carryforwards of approximately $1,010,000 which are available to reduce future regular Federal income taxes over an indefinite period and net operating loss carryfowards for state income tax purposes of approximately $365,000 which are available to offset future state taxable income.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

E. Long-Term Obligations

     Long-term obligations,  excluding the current portion, at December 31, 1995 and 1994 consisted of the following :
- ----------------------------------------------------------------------
(in thousands)                              1995                 1994
- ----------------------------------------------------------------------

1987 deferred compensation plan (1)...    $2,669               $2,777
1993 deferred compensation plan (1)...     1,109                  835
Long-term portion of capital lease....     1,214                  102
Supplemental death benefits...........       235                  264
Postretirement benefits other than
  pensions (1)........................       555                  330
- ----------------------------------------------------------------------
                                          $5,782               $4,308
- ----------------------------------------------------------------------
(1) See footnote F

         The Company's lease agreements for computer hardware and software and for water treatment equipment have been classified as capital leases for financial reporting purposes. Under these leases, future minimum lease payments and the present value of the minimum lease payments as of December 31, 1995 were:

- -------------------------------------------------------------
(in thousands)
- -------------------------------------------------------------

1996.............................                      $383
1997.............................                       500
1998.............................                       500
1999.............................                       282
2000.............................                       182
2001.............................                        44
- -------------------------------------------------------------
Subtotal.........................                     1,891

Less imputed interest at 11%.....                       442
- -------------------------------------------------------------
Present value of minimum lease payments              $1,449
- -------------------------------------------------------------

         As of December 31, 1995 $235,000 has been classified in current portion of long-term debt.

F.  Employee Benefits and Bonus Plans

         Effective January 1, 1994 the Company amended and restated the Swank, Inc. Employees' Stock Ownership Plan to be merged with the Swank, Inc. Employees' Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. This amended and restated plan, called The New Swank, Inc. Retirement Plan, incorporates the characteristics of the three separate plans and reflects the Company's continued desire to provide added incentives and enable employees to acquire shares of the Company's Common Stock. The cost of the Plan has been borne by the Company through contributions in amounts determined by the Board of Directors. Shares of Common Stock acquired by the Plan are allocated to each participating employee and are vested on a prescribed schedule.

         As part of The New Swank Inc. Retirement Plan, the Company will continue to maintain a Savings (401(k)) Plan covering substantially all full time employees that allows Swank, Inc
Notes to Consolidated Financial Statements (continued)

employer cash contributions of a discretionary nature and employee contributions resulting from their election to reduce taxable compensation.

  The Company has made contributions to its retirement plans as follows:
- --------------------------------------------------------------------------
(in thousands)                          1995          1994            1993
- --------------------------------------------------------------------------

Employee stock ownership plans...                                     $419
Savings Plan.....................                                    1,008
The New Swank Inc.
Retirement Plan                         $300        $1,463               0
- --------------------------------------------------------------------------
                                        $300        $1,463          $1,427
- ---------------------------------------------------------------------------

  At December 31, 1995 The New Swank Inc. Retirement Plan held a total of 10,697,003 shares of the Company's outstanding stock. Interest bearing loans (8% per annum) from the Company to the Plans and predecessor plans were $771,000, $0 and $519,000 in 1995, 1994 and 1993, respectively. These loans are collateralized by the unallocated shares of the plans. In accordance with Statement of Position 93-6, "Employers' Accounting for Employees' Stock
Ownership Plans," the loan in 1995 has been classified as deferred employee benefits and is deducted from stockholders' equity. Prior to 1994, the loan balances were classified as current assets.

  The Company provides postretirement life insurance, supplemental pension and medical benefits for certain groups of retired employees. The post retirement medical plan is contributory, with contributions adjusted annually; the death benefit is noncontributory. In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). SFAS 106 has no effect on cash flow but changes the method of accounting for other postretirement benefits by requiring that the cost of these benefits be accrued by the date employees become eligible for them. In accordance with SFAS 106, the Company has elected to amortize the transition obligation for all plan participants on a straight-line basis over a 20 year period.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

  The  following  table sets forth the plans'  funded  status  reconciled to the amount shown in the Company's statement of financial position at December 31:
- ----------------------------------------------------------------------------
(in thousands)                                        1995             1994
- ----------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
   Retirees............................            ($2,683)         ($2,477)
   Fully eligible plan participants....             (1,034)          (1,085)
   Other plan actives..................             (1,674)          (1,223)
                                                 ---------------------------
                                                   ($5,391)         ($4,785)
Plan assets at fair value..............                  0                0
                                                 ---------------------------
Accumulated postretirement benefit
   obligation in excess of plan assets.            ($5,391)         ($4,785)
Unrecognized net loss from past ex-
   perience different from that assumed
   and from changes in assumptions.....              1,651            1,216
Prior service cost not yet recognized
   in net periodic postretirement
   benefit cost........................                  0                0
Unrecognized transition obligation.....              2,713            2,873
                                                 ---------------------------
Accrued postretirement benefit cost (1)            ($1,027)           ($696)
- ----------------------------------------------------------------------------
(1) Amounts  totaling  $472,000 and $366,000 have been included in other current liabilities as of December 31, 1995 and 1994, respectively. The balance has been included in long-term obligations.

Net  periodic  postretirement  benefit  cost  for 1995  and  1994  included  the following components:
- --------------------------------------------------------------------------
(in thousands)                                    1995                1994
- --------------------------------------------------------------------------

Service cost-benefits attributed to
   service during the period............           $75                 $63
Interest cost on accumulated post-
   retirement benefit obligation........           365                 342
Amortization of transition obligation...           160                 160
Amortization of actuarial loss..........            77                  64
                                                    --                  --
Net periodic postretirement benefit cost
   included in selling and administrative         $677                $629
- --------------------------------------------------------------------------

   For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995; the rate was assumed to decrease gradually to 5.5% for 1999 and remain at that level thereafter. The effect of increasing the assumed health care cost trend rate by one percentage point in each year would not significantly increase the accumulated postretirement benefit obligation as of December 31, 1995 or the net periodic postretirement benefit cost for the year then ended.

     Life insurance contracts have been purchased on the lives of certain employees in order to fund the postretirement death benefits. The net cost included in selling and administrative expenses was $97,000, $103,000 and $189,000 in 1995, 1994 and 1993, respectively. The weighted-average discount rate used in determining the accumulated postretirement obligation was 7.0% and 7.5% on December 31, 1995 and 1994, respectively. Swank, Inc Notes to Consolidated Financial Statements (continued)

   In 1987 the Company adopted a deferred compensation plan for certain key executives that provides for payments upon retirement, death or other termination of employment. Amounts payable to participants of this plan aggregated $3,176,000, $3,275,000 and $3,322,000 at December 31, 1995, 1994 and
1993, respectively, of which $507,000 and $498,000 have been classified in other current liabilities in 1995 and 1994, respectively. The balance of the liability has been included in long-term obligations in 1995 and 1994. Life insurance contracts have been purchased on the lives of the plan participants and certain other employees in order to fund the benefits.

   In 1993 the Company established an additional deferred compensation plan for certain key executives that provides for payments upon retirement, death or other termination of employment. Amounts payable to participants of this plan aggregated $1,300,000 and $835,000 at December 31, 1995 and 1994, respectively, of which $191,000 has been classified in other current liabilities in 1995. The balance of the liability has been included in long term obligations. Variable annuity life insurance contracts have been purchased on the lives of the plan participants and certain other employees in order to fund the benefit obligations.

   The net charges related to these plans are included in selling and administrative expense, and aggregated $1,153,000, $1,278,000 and $1,205,000 in 1995, 1994 and 1993, respectively.

   The benefits under each plan are paid directly by the Company and are indirectly funded by life insurance. The Company has corporate owned life insurance policies on current and former salaried employees. It is expected that the net proceeds from death benefits will provide the necessary monies to fund future payments to participants of the deferred compensation plans and postretirement death benefits to beneficiaries of salaried employees who reach age sixty with ten years of service. The Company is the owner and sole beneficiary of the policies and, as such, is able to use loans against the policy cash values to pay part or all of the annual premiums.

   Other assets include cash surrender value of insurance policies, net of loans. The aggregate cash surrender value of these policies was $29,981,000, $23,240,000 and $20,0176,000, offset by policy loans aggregating $25,920,000,
$20,210,000 and $18,407,000 in 1995,  1994 and 1993,  respectively.  The Company has no intention to repay these loans and expects that they will be liquidated from future life insurance proceeds. Interest on policy loans amounted to $2,128,000, $1,621,000 and $1,717,000 in 1995, 1994 and 1993, respectively, and is included in the net costs of each plan described above. The weighted average interest rate was 8.7%, 9.4% and 8.6% at December 31, 1995, 1994 and 1993, respectively.

G.  Stock Options

   Under the Company's Stock Option Plans, options may be granted to key employees to purchase shares of Common Stock at the market value on the date of grant. Options to purchase shares of Common Stock were granted under these Plans and are exercisable beginning one year after the date of grant and continuing for an additional nine years.

   During 1994 the Company established an additional Stock Option Plan. Options may be granted to non-employee directors to purchase 150,000 shares of Common Stock at market value on the date of grant.
Options to purchase 20,000 and 15,000 shares of Common Stock Swank, Inc Notes to Consolidated Financial Statements (continued)

were granted under this plan in 1995 and 1994, respectively, and are immediately exercisable and continuing for an additional five years. At December 31, 1995, 1,785,615 shares of Common Stock were reserved for future grants under these Plans.

   The  following  table  summarizes  stock  option  activity for the years 1993 through 1995 (see Note H):
- ---------------------------------------------------------------------------
                              Option Shares                   Option Price
- ---------------------------------------------------------------------------

Outstanding at
  December 31, 1992               2,629,194              $.94   to   $1.38
  Exercised                        (124,265)              .94   to    1.16
  Expired                          (168,875)              .94   to    1.38
                                   ---------
Outstanding at
  December 31, 1993               2,336,054              $.94   to   $1.17
  Exercised                         (35,000)              .94
  Expired                           (26,447)              .94   to    1.16
  Granted                            15,000                           1.16
                                     ------

Outstanding at
  December 31, 1994               2,289,607              $.94   to   $1.17
  Exercised                         (51,000)              .94   to    1.16
  Expired                           (55,447)              .94   to    1.16
  Granted                            20,000                          $1.16
                                     ------

Outstanding at
  December 31, 1995               2,203,160              $.94   to   $1.17
- ----------------------------------------------------------------------------

  At December 31, 1995 options for 2,203,160 shares of Common Stock were exercisable under the Plans at an aggregate option price of approximately $2,354,000. Options expire at various dates through 2002.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," which is effective for fiscal year 1996. The Company has determined that it will elect to disclose pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method beginning in fiscal 1996 with comparable disclosures for fiscal 1995. The Company was not required to adopt FAS 123 during fiscal 1995 and has not determined the impact of these pro forma adjustments.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

H.  Capital

  The following table reconciles the total outstanding  common shares with total weighted  average common shares and common share  equivalents  used in computing primary earnings per share:
- ------------------------------------------------------------------------
                                           Year Ended December 31,
                                     1995          1994           1993
- ------------------------------------------------------------------------

Common shares
  outstanding.........         16,509,523    16,470,636     16,435,636
  Effect of using weighted
  average common and
  common equivalent
  shares outstanding...            (9,715)      274,174        823,292
Effect of excluding unallocated
  shares held in ESOP.           (364,440)     (538,127)             0
                                  -------------------------------------
Shares used in computing
  primary earnings
  per share...........         16,135,368    16,206,683     17,258,928
- ------------------------------------------------------------------------

         The difference between shares for primary and fully diluted earnings per share was not significant in any year. Effective January 1, 1994 the Company adopted Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and, accordingly, has reflected the unallocated ESOP shares maintained in the Company's Plan (described in Note F) as a reduction of outstanding shares for earnings per share purposes until such shares were committed to be allocated. At December 31, 1995 the Company has 664,461 unallocated shares remaining in its Plan. There were no unallocated shares at December 31, 1994.

I.  Commitments and Contingencies

         The Company leases certain of its warehousing, sales and office facilities, automobiles and equipment under noncancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. The Company is also contingently liable for premises leased by an unrelated third party. This contingency totals $225,000 per year until March 31, 1998.

         Future minimum lease payments under  noncancelable  operating leases as of December 31, 1995 are as follows (in thousands):
- -------------------------------------------------------------

1996                                                  $3,045
1997                                                   2,670
1998                                                   2,257
1999                                                   2,013
2000                                                   1,554
Thereafter                                               133
- --------------------------------------------------------------
Total minimum payment                                $11,672
- --------------------------------------------------------------

         Total rental expenses amounted to $4,017,000, $4,109,000 and $3,979,000 in 1994, 1993 and 1992, respectively.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

         On June 7, 1990 the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund Site located in Massachusetts. The Company, along with six others, has voluntarily entered into an Administrative Order pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study ("RI/FS") with respect to the alleged contamination at the site. This notice does not constitute the commencement of a proceeding against the Company or necessarily indicate that a proceeding against the Company is contemplated.

         It is the position of the potentially responsible parties that the remedial investigation has been completed. Based upon available information, it is estimated that the feasibility study may be completed in approximately one year; the most recent estimate of costs for completion of the feasibility study is approximately $250,000. The estimates are subject to change since the scope of work is within the discretion of the EPA. Accordingly, it is reasonably possible that the Company's potential obligation may change in the near term. The PRP group's accountant's records reflect group expenses, independent of legal fees, in the amount of $1,910,618 as of December 31, 1995. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%.

         This Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. Due to the proximity of the site to the landfill and the composition of waste at the site, the issues are under discussion regarding the site among state and federal agencies and the United States Department of Energy.

         In September 1988 the Company received notice from the Department of Pollution Control and Ecology of the State of Arkansas that the Company, together with numerous other companies, had been identified as a PRP in connection with the release or threatened release of hazardous substances from the Diaz Refinery, Incorporated site in Diaz, Arkansas. The Company has advised the State of Arkansas that it intends to participate in negotiations with the Department of Pollution Control and Ecology through the committees formed by the PRPs. The Company has not received any further communications regarding the Diaz site.

         In September, 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the U.S. District Court for the District of Rhode Island. The most likely scenario cost estimates for remediation of the ground water at the site range from approximately $2.8 million to approximately $7.8 million. Based on current participation, the Company's share is 7.98% of approximately 75% of the costs. The Company and certain other participants have commenced litigation against non-settling potentially responsible parties to seek to obtain reimbursement for their share of the remediation costs.

         The liabilities for costs associated with environmental sites recorded in Other Liabilities at December 31, 1995, 1994 and 1993 were $1,286,000, $991,000 and $850,000, respectively. Management believes it has provided adequately for the above environmental exposures.

Swank, Inc
Notes to Consolidated Financial Statements (continued)

J. Promotional Expenses

     Substantial  expenditures  for  advertising  and promotion  are  considered necessary  to enhance the  Company's  business.  It is the  Company's  policy to expense  these  expenditures  within the year  incurred and are reflected in the
Selling and Administrative section of the statement of operations. The following table summarizes the various promotional expenses incurred by the Company.
- ------------------------------------------------------------------------
(in thousands)                     1995             1994            1993
- ------------------------------------------------------------------------

In-store markdowns......         $6,121           $5,741          $3,361
Co-op advertising.........        1,227            1,314           1,002
Displays..............            1,966            1,124           1,246
National advertising & other      1,755            1,849           1,485
                                  --------------------------------------
                                $11,069          $10,028          $7,094
Percentage of net sales            7.9%             7.0%            5.6%
- ------------------------------------------------------------------------

K. Patents, Trademarks and Licenses

The Company owns the rights to various patents, trademarks and trade names and has exclusive licenses in the United States. The Company's "Pierre Cardin", "Anne Klein", "Anne Klein II', and "Guess?" licenses may be considered material to the Company's business. The Company's license to distribute "Anne Klein" and "Anne Klein II" expire December 31, 1996. The Company is currently negotiating an extension to the licenses and presently expects to continue its relationship beyond December 31, 1996. The Company's licenses for "Guess?" expire in 1997 and "Pierre Cardin" expire in the year 2000.

L. Quarterly Financial Data (unaudited)

The Company believes that comparison of results of operations is more meaningful on a seasonal (six months) rather than on a quarterly basis.  Within a given six month season,  the timing of shipments of the Company's  products is affected by
the   availability  of  materials,   retail  sales  trends  and  forecasts  and,
accordingly,  the shift of sales and earnings  between  quarters within a season may vary from year to year.
- ------------------------------------------------------------------------------
(in thousands)         First        Second            Third             Fourth
- ------------------------------------------------------------------------------

1995
Net sales..........  $29,966       $28,253          $35,320            $46,563
  Gross profit.....   11,783        11,167           12,863             18,515
Net loss...........   (1,552)       (2,681)          (1,375)            (3,336)
Loss per share.....     (.09)         (.17)            (.09)              (.21)
1994
Net sales..........  $29,002       $28,945          $36,935            $48,614
Gross profit.......   12,418        13,097           17,624             21,235
Net income (loss)..     (412)         (929)           1,947              4,966
Earnings (loss) per
  share............     (.03)         (.06)             .12                .31
- ------------------------------------------------------------------------------

Swank, Inc
Notes to Consolidated Financial Statements (continued)

The Company incurred a net loss in the fourth quarter primarily as a result of a charge of $4,764,000 to reestablish a valuation allowance against its deferred tax asset (see note D). In the fourth quarter of 1994, the Company recognized a reduction in its deferred tax valuation allowance resulting in a net tax benefit of approximately $2,453,000. Also during the fourth quarter of 1995, the Company implemented a program designed to enhance the overall competitiveness, productivity and efficiency through the reduction of overhead costs. Costs associated with the program of $822,000, primarily severance and related benefits, were recognized in the fourth quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 24, 1996                                  SWANK, INC.
                                  (Registrant)


                                         By:       /s/ Andrew C. Corsini
                                                       Andrew C. Corsini,
                                                       Senior Vice President,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                      Date


/s/ John A. Tulin             President and Director
John A. Tulin                 (principal executive
                               officer)                  May 24, 1996

/s/ Andrew C. Corsini         Senior Vice President,
Andrew C. Corsini             Chief Financial Officer,
                              Treasurer and Secretary    May 24, 1996
                              (principal financial and
                               accounting officer)

/s/ Mark Abramowitz           Director                   May 24, 1996
Mark Abramowitz

/s/ John J. Macht             Director                   May 24, 1996
John J. Macht


/s/ William B. MacLeod        Director                   May 24, 1996
William B. MacLeod

Signature                      Title                      Date


/s/ James E. Tulin             Director                   May 24, 1996
James E. Tulin


/s/ Marshall Tulin             Director                   May 24, 1996
Marshall Tulin


/s/ Raymond Vise               Director                   May 24, 1996
Raymond Vise

- ------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------





                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1995



                      ---------------------------------------

                                   SWANK, INC.



- ------------------------------------------------------------------------------

                                  EXHIBIT INDEX


- -------                                                                  ------
Exhibit                                                                  Page
No.                     Description                                      No.
- ------                                                                   ------

  3.01 Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (The first exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1- 5354, is incorporated herein by reference).

  3.02     By-Laws of the Company, as amended to date.*

  4.01 Form of Certificate of Designation of the Series A Participating Preferred Stock and Series B Participating Preferred Stock. (Exhibit A to Annex 1 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File No.33-19501, filed on January 4, 1988, is incorporated herein by reference).

  4.02 Seocnd Amended and Restated Credit Agreement dated as of May 24, 1995 ("Credit Agreement") between the Company, each of the banks which is a signatory thereto and The Chase Manhattan Bank (National Associations), as Agent (in such capacity, the "Agent").*

  4.03 Security Agreement dated as of May 24, 1996 between between the Company and the Agent.*

  4.04    Security  Agreement dated as of May 24, 1996 between
          Swank Sales International(V.I.),  Inc.  and  the  Agent.*

  4.05    Open End  Indenture of Mortgage,  Assignment  of Rents,
          Security Agreement and Fixture Filing (Connecticut) dated as of December 22, 1992 ("Connecticut Mortgage") between the Company and the Agent. (Exhibit 4.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

  4.05.1 Modification and Confirmation of the Connecticut Mortgage dated as of July 20, 1995. (The fourth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-5354, is incorporated herein by reference).

  4.05.2  Second Modification   and   Confirmation  of  the  Connecticut
          Mortgage dated as of May 24, 1996.*

  4.06 Open End Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Massachusetts) dated as of December 22, 1992 ("Massachusetts Mortgage")between the Company and the Agent. (Exhibit
          4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

  4.06.1 Modification and Confirmation of the Massachusetts Mortgage dated as of July 20, 1995. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-5354, is incorporated herein by reference).

  4.06.2 Second Modification and Confirmation of the Massachusetts Mortgage dated as of May 24, 1996.*

  4.07 Revolving Credit and Security Agreement dated as of May 24, 1996 ("New Agreement") between the Company, each of the lenders which is a signatory thereto and IBJ Schroder Bank & Trust Company, as Lender, ACM Agent and Co-Agent.*

  4.08.1 Mortgage abd Security Agreement (Massachusetts), dated as of May 24,1996, in the maximum principal amount of $25,000,000, made by Swank, Inc to IBJ Schroder Bank & Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders.*

  4.08.2 Open End Mortgage, Assignment of Rents and Security Agreement (Connecticut), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by Swank, Inc to IBJ Schroder Bank & Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders.*

  4.08.3  FSC Security Agreement dated May 24, 1996 between Swank
          International (V.I.), Inc. and IBJ Schroder Bank & Trust Company, as Agent.*

  4.08.4 Pledge and Security Agreement dated as of May 24,1996 between the Company and IBJ Schroder Bank & Trust Company, as Agent.*

 10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference).+

10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit
          10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit
          10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.04 Amended and Restated 1981 Incentive Stock Option Plan of the Company. (Exhibit 10.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No.1-5354, is incorporated herein by reference).+

10.05 1987 Incentive Stock Option Plan of the Company. (Annex 3 to the Proxy Statement/ Prospectus contained in the Company's Registration Statement, File No.33-19501, filed on January 4, 1988, is incorporated herein by reference).+

10.06 1987 Incentive Share Plan of the Company. (Annex 2 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File No.33-19501, filed on January 4, 1988, is incorporated herein by reference).+

10.07 Form of Termination Agreement effective January 1, 1996 between the Company and each of the Company's officers listed on Schedule A thereto.*+

10.09 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

10.10 Employment Agreement dated as of January 15, 1992, as amended, between the Company and Richard Byrnes. (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.11 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference).

10.12 The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).

10.13 Plan of Recapitalization of the Company dated as of September 28, 1987, as amended (Exhibit 2.01 to
         Post-Effective Amendment No.1 to the Company's S-4 Registration Statement, File No.33-19501, filed on February 9, 1988, is incorporated herein by reference).

10.14   Key  Employee  Deferred   Compensation  Plan.  (Exhibit
        10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
        1-5354, is incorporated herein by reference).+

10.15   1994 Non-Employee  Director Stock Option Plan. (Exhibit
        10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No.
        1-5354, is incorporated herein by reference).

10.15.1 Stock Option Contracts dated as of December 31, 1994 between the Company and each of Mark Abramowitz, William B. MacLeod and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1- 5354, is incorporated herein by reference).+

10.15.2 Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.15.3 Stock Option Contract dated as of April 20, 1995 between the Company and William B. MacLeod. (The fourth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.15.4 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.15.5 Stock Option Contract between the Company and John
        J. Macht.*+

11.01   Statement Re Computation of Earnings Per Share.*

21.01   Subsidiaries  of the  Company.  (Exhibit  22.01  to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

23.01   Consent of independent accountants.*

27      Financial Data Schedule.*

- ---------------------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.