Form 10-Q
period 1996-03-31
SWANK INC
filed 1996-05-28
CIK 95779

SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                    FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                        For the transition period from to

                          Commission file number 1-5354

                                   SWANK, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
  Delaware                                                           04-1886990
 (State or other jurisdiction of incorporation                    (IRS employer
   or organization)                                       identification Number)


  6 Hazel Street, Attleboro, Massachusetts                              02703
 (Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code     508-222-3400

Former name, former address and former fiscal year, if changed since last report.

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
                                    Yes No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date May 20, 1996

Title of Class                                              Shares Outstanding
$.10 par value                                                   16,509,523

                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)
  ASSETS                                               March 31, 1996            December 31, 1995
                                                     ------------------         ------------------
 Current:
  Cash and temporary cash investments                         $   1,786                    $ 1,121
  Accounts receivable, less allowances                           14,012                     10,704
    of $7,135 and $9,097
  Inventories, at the lower of cost
    or market
           Raw materials                           $ 3,985                       $ 5,092
           Work-in-process                           5,984                         6,476
           Finished goods                           16,050       26,019           17,602   29,170
                                                    ------                        ------

  Recoverable income taxes                                        1,665                     1,665
  Deferred income taxes                                           1,890                     1,890
  Prepaid and other                                               1,195                     1,218
                                                                  -----                     -----

                  Total current assets                           46,567                    45,768
Property, plant and equipment, at cost               22,607                       22,472
Obligations under capital lease                       1,466                        1,466
  Less accumulated depreciation
   and amortization                                  16,808       7,265           16,481    7,457
                                                     ------                       ------

Deferred income taxes                                               399                       399
Other assets                                                      3,555                     3,700
                                                                  -----                     -----

Total Assets                                                    $57,786                   $57,324
                                                                =======                   =======

         LIABILITIES
Current:
  Notes payable to banks                                        $17,800                  $14,800
  Current portion of long-term
    obligations                                                     235                      235
  Accounts payable, trade                                         5,104                    5,870
  Accrued employee compensation                                   1,115                    1,408
  Other liabilities                                               8,564                    8,696
                                                                  -----                    -----
                  Total current liabilities                      32,818                   31,009

Long-term obligations                                             5,345                    5,782
                                                                  -----                    -----

                  Total liabilities                              38,163                   36,791
                                                                 ------                   ------

         STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
    Authorized 1,000,000 shares Common stock, par value $.10:
    Authorized 43,000,000 shares
         Issued 16,843,042 and 16,843,042              1,684                       1,684
  Capital in excess of par value                         852                         852
  Retained earnings                                   18,584    21,120            19,477   22,013
                                                      ------                      ------
  Deferred employees' benefits                                     788                        771
  Treasury stock at cost 333,519 shares                            709                        709
                                                                   ---                        ---

         Total stockholders' equity                             19,623                     20,533
                                                                ------                     ------

  Total liabilities and stockholders'
    equity                                                     $57,786                    $57,324
                                                               =======                  =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)
                                ----------------

                                                         1996                      1995
                                                         ----                      ----

Sales                                                 $30,706                   $29,966


Cost of goods sold                                     18,585                    18,183
                                                       ------                    ------



Gross profit                                           12,121                    11,783


Selling and administrative expenses                    12,850                    14,124
                                                       ------                    ------



Loss from operations                                     (729)                   (2,341)


Interest charges                                          461                       246
                                                          ---                       ---



Loss before income taxes                               (1,190)                   (2,587)


Benefit for income taxes                                 (297)                   (1,035)
                                                         -----                   -------



Net loss                                                $(893)                $  (1,552)
                                                        ======                ==========



Share and per share information:

Weighted average common shares outstanding          15,845,062               16,474,425


Net loss per share                                      $(.06)                   $(.09)
                                                        ======                   ======












The accompanying notes are an integral part of the condensed consolidated financial statements.


                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)
                                   ----------

                                                         1996                      1995
                                                         ----                      ----

Cash flow from operating activities:

  Net loss                                            $  (893)                $  (1,552)

  Adjustments to reconcile net loss to operating cash flows:

  Increase in post-retirement benefits                     93                        68

 Depreciation and amortization                            326                       266

  Decrease in receivable reserves                      (1,962)                   (3,052)

  Change in assets and liabilities
    (Increase) decrease in accounts receivable         (1,346)                      396

    Decrease (increase) in inventory                    3,151                      (860)

    Decrease (increase) in prepaid and other              168                    (1,575)

    Decrease in accounts payable, income taxes
      payable and accrued other                        (1,721)                   (4,606)
                                                       -------                   -------

             Net cash used in operating activities     (2,184)                  (10,915)
                                                       -------                  --------

Cash flow from investing activities:

  Capital expenditures                                   (134)                     (196)
                                                         -----                     -----

              Net cash used in investing activities      (134)                     (196)
                                                         -----                     -----

Cash flow from financing activities:

  Borrowing under revolving credit agreement             3,000                    16,500

  Payments of revolving credit agreement                     -                    (5,000)

  Principal payments of long-term debt                       -                    (1,921)

  Advance to employees stock ownership trust               (17)                       (5)

  Proceeds from exercise of employees' stock
   options                                                   -                        15
                                                            --                        --

             Net cash provided by financing activities   2,983                     9,589
                                                         -----                     -----

  Net increase (decrease) in cash and equivalents          665                    (1,522)

  Cash and equivalents at beginning of period            1,121                     2,153
                                                         -----                     -----


  Cash and equivalents at end of period                $ 1,786                   $   631
                                                       =======                   =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements.



(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 1996 and 1995. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995; the condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the first quarter 1996, the Company has not incurred any material changes in the commitments and contingencies as previously referenced in Footnote I of the 1995 annual report.

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

Quarters Ended March 31, 1996 and 1995

     Net sales for the quarter ended March 31, 1996 were $30,706,000, an increase of $740,000 or 2% from the quarter ended March 31, 1995.

     Sales increased in men's leather accessories $2,104,000 or 15%, offset in part, by decreased sales in men's and women's jewelry $1,221,000 or 8% and other product line sales $143,000 or 17% compared to 1995. The increased sales in men's leather accessories are attributable to the continued strength of the Company's private label programs and its special market lines. The decreased sales in men's and women's jewelry was primarily attributable to declines in the "Guess?" and special markets lines. Decreased sales from other product lines declined as a result of discontinuing the gifts lines during the fourth quarter of 1995.

     Included in the sales figures above were sales from the Company's factory outlets which decreased 18% compared to 1995. Decreases of 5% and 13% were attributable to same store sales and closed store sales, respectively.

     Gross profit for the quarter ended March 31, 1996 increased $338,000 or 3% from the quarter ended March 31, 1995. Gross profit expressed as a percentage of net sales remained unchanged at 39%.

     Gross profit increased in men's leather accessories $740,000 or 15% offset by decreased gross profit for men's and women's jewelry $290,000 or 4% and other product lines $112,000 or 31%. The increased gross profit for men's leather accessories was attributable principally to the increased sales volume and markups in the Leather lines offset, in part, by declining markups in the Belts lines. The decreased gross profit in men's and women's jewelry was attributable to decreased sales volume and an unfavorable sales mix. Decreased gross profit from other product lines resulted from discontinuing the gifts lines during the fourth quarter of 1995.

       The Company's actual return activity is running substantially below the first quarter of 1995 and below year end estimates. Returns through March 1996 in men's and women's jewelry are running lower than anticipated with all other product categories running according to expectations. The reserve for returns will be adjusted to reflect actual activity during the second quarter of 1996.

    Inventory levels decreased $3,151,000 or 11% from December 31, 1995 primarily as a result of increased sales of excess inventory, reductions in the men's accessories product line and reductions in the number of retail outlets. The decreased inventory levels contributed to the reduction in the amount of cash used in operations.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (continued)


     Selling and administrative expenses decreased $1,274,000 or 9% primarily as a result of decreased compensation costs and advertising and promotional costs. Compensation costs and related fringe benefits decreased $1,139,000 or 14% relating primarily to personnel reductions, lower commission rates and the elimination of a bonus accrual. Advertising and promotion decreased $434,000 or 23% primarily as a result of a reduction in national advertising and co-operative advertising. Total advertising and promotion expressed as a percentage of net sales decreased to 5% compared to 6% in the first quarter of 1995.

     Interest  charges  increased   $215,000  or  87%  as  a  result  of  higher
outstanding borrowings during the first quarter combined with higher interest rates.

Income Taxes

     The Company recognized a tax benefit at an effective tax rate of 25%, which is below the federal statutory rate of 34%, in order to reflect the anticipated utilization of alternative minimum tax credit carryfowards from 1995. The Company established a valuation allowance of $4,764,000 in the fourth quarter of 1995 to reduce the deferred tax asset to a level management believes more likely than not will be realized. The current rate reflects no change in the valuation allowance for the year.

Liquidity and Capital Resources

     The Company's working capital decreased $1,010,000 during the three months ended March 31, 1996.

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

     Cash used in operations for the first three months totaled $2,184,000 consisting primarily of a $893,000 net loss, increased accounts receivable and decreased accounts payable, income taxes payable and other accrued items. These uses of cash were offset in part by decreased inventory and prepaid expenses. Cash used in investing activities was $134,000 for replacement of used machinery and equipment. Cash provided by financing activities totaled $2,983,000 consisting primarily from borrowings under the revolving credit agreement.

     Net accounts receivable increased primarily as a result of increased sales and reductions in the reserves against accounts receivable. The reductions of the reserves reflect the actual charges as processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and gross profit on returns.

    The Company has implemented a plan (the "Plan") designed to enhance the overall competitiveness, productivity and efficiency through reduction in overhead costs and better inventory management. The results through March 1996 reflect increased cash generated from operations and reduced borrowings.

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

                  In connection with the refinancing, The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks") amended and restated the existing credit facility (the "Agreement") to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks' prime lending rate and is collaterialized by a senior lien on real property, improvements and certain fixtures, and a subordinate lien on all other assets. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500.

          The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios including interest coverage, leverage and quarterly inventory turnovers. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring minimum inventory turnovers as high as 2.25 times annually. The New Agreement also prohibits the payment of dividends.
Management believes this credit facility will meet its working capital needs until May 1999.

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



Date: May 24, 1996