Form 10-Q
period 1996-06-30
SWANK INC
filed 1996-08-09
CIK 95779

SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                    FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class                            Shares Outstanding on August 5, 1996
- --------------                            ------------------------------------
Common stock, $.10 par value                         16,509,523

                         PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)
  ASSETS                                                  June 30, 1996         December 31, 1995
                                                     ------------------         ------------------
 Current:
  Cash and temporary cash investments                         $     901                    $ 1,121
  Accounts receivable, less allowances                           10,257                     10,704
    of $5,683 and $9,097
  Inventories, at the lower of cost
    or market
           Raw materials                           $ 4,370                       $ 5,092
           Work-in-process                           6,225                         6,476
           Finished goods                           15,127       25,722           17,602   29,170
                                                    ------                        ------

  Recoverable income taxes                                                                  1,665
  Deferred income taxes                                           1,890                     1,890
  Prepaid and other                                               2,229                     1,218
                                                                  -----                     -----

                  Total current assets                           40,999                    45,768
Property, plant and equipment, at cost               22,377                       22,472
Obligations under capital lease                       1,526                        1,466
  Less accumulated depreciation
   and amortization                                 (16,873)      7,030          (16,481)   7,457
                                                     ------                       ------

Deferred income taxes                                               399                       399
Other assets                                                      3,224                     3,700
                                                                  -----                     -----

Total Assets                                                    $51,652                   $57,324
                                                                =======                   =======

         LIABILITIES
Current:
  Notes payable to banks                                        $14,199                  $14,800
  Current portion of long-term
    obligations                                                     235                      235
  Accounts payable, trade                                         3,777                    5,870
  Accrued employee compensation                                     731                    1,408
  Other liabilities                                               8,636                    8,696
                                                                  -----                    -----
                  Total current liabilities                      27,578                   31,009

Long-term obligations                                             5,584                    5,782
                                                                  -----                    -----

                  Total liabilities                              33,162                   36,791
                                                                 ------                   ------

         STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
    Authorized 1,000,000 shares Common stock, par value $.10:
    Authorized 43,000,000 shares
         Issued 16,843,042 and 16,843,042              1,684                       1,684
  Capital in excess of par value                         852                         852
  Retained earnings                                   17,846    20,382            19,477   22,013
                                                      ------                      ------
  Deferred employees' benefits                                   1,183                        771
  Treasury stock at cost 333,519 shares                            709                        709
                                                                   ---                        ---

         Total stockholders' equity                             18,490                     20,533
                                                                ------                     ------

  Total liabilities and stockholders'
    equity                                                     $51,652                    $57,324
                                                               =======                  =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)
                                ----------------

                                                         1996                      1995
                                                         ----                      ----

Sales                                                 $29,251                   $28,253


Cost of goods sold                                     16,890                    17,086
                                                       ------                    ------



Gross profit                                           12,361                    11,167


Selling and administrative expenses                    12,840                    14,697
                                                       ------                    ------



Loss from operations                                     (479)                   (3,530)


Interest charges                                          505                       497
                                                          ---                       ---



Loss before income taxes                                 (984)                   (4,027)


Benefit for income taxes                                 (247)                   (1,346)
                                                         -----                   -------



Net loss                                                $(737)                $  (2,681)
                                                        ======                ==========



Share and per share information:

Weighted average common shares outstanding          15,442,954               16,197,076


Net loss per share                                      $(.05)                   $(.17)
                                                        ======                   ======












The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)
                                ----------------

                                                         1996                      1995
                                                         ----                      ----

Sales                                                 $59,957                   $58,219


Cost of goods sold                                     35,475                    35,269
                                                       ------                    ------



Gross profit                                           24,482                    22,950


Selling and administrative expenses                    25,691                    28,821
                                                       ------                    ------



Loss from operations                                   (1,209)                   (5,871)


Interest charges                                          966                       743
                                                          ---                       ---



Loss before income taxes                               (2,175)                   (6,614)


Benefit for income taxes                                 (544)                   (2,381)
                                                         -----                   -------



Net loss                                              $(1,631)                $  (4,233)
                                                        ======                ==========



Share and per share information:

Weighted average common shares outstanding          15,644,008               16,335,751


Net loss per share                                      $(.10)                   $(.26)
                                                        ======                   ======












The accompanying notes are an integral part of the condensed consolidated financial statements.



                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)
                                   ----------

                                                         1996                      1995
                                                         ----                      ----

Cash flow from operating activities:

  Net loss                                          $  (1,631)                $  (4,233)

  Adjustments to reconcile net loss to operating cash flows:

  Increase in post-retirement benefits                     84                        135

  Depreciation and amortization                           665                        567

  Loss on disposals of fixed assets                        74

  Decrease in receivable reserves                      (3,414)                   (4,258)

  Change in assets and liabilities
    Decrease in accounts receivable                     3,861                     3,824

    Decrease (increase) in inventory                    3,449                    (5,001)

    Decrease (increase) in prepaid and other            1,130                    (3,910)

    Decrease in accounts payable and
    accrued other                                      (3,050)                     (386)
                                                       -------                   -------

Net cash provided by (used in) operating activities     1,168                   (13,262)
                                                       -------                  --------

Cash flow from investing activities:

  Capital expenditures,net of proceeds                   (313)                     (387)
                                                         -----                     -----

Net cash used in investing activities                    (313)                     (387)
                                                         -----                     -----

Cash flow from financing activities:

  Borrowing under revolving credit agreements           25,131                    23,950

  Payments of revolving credit agreements              (25,732)                   (9,250)

  Principal payments of long-term debt                       -                    (2,254)

  Payments of capital lease obligations                    (62)

  Advance to employees stock ownership trust              (412)                    (535)

  Proceeds from exercise of employees' stock
   options                                                   -                        30
                                                            --                        --

Net cash (used in) provided by financing activities     (1,075)                   11,941
                                                          -----                    -----

  Net increase (decrease) in cash and equivalents         (220)                   (1,708)

  Cash and equivalents at beginning of period            1,121                     2,153
                                                         -----                     -----


  Cash and equivalents at end of period                $   901                   $   445
                                                       =======                   =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements.

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 1996 and 1995. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995; the condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the six month period ended June 30, 1996, the Company has not incurred any material changes in the commitments and contingencies as previously referenced in Footnote I of the 1995 annual report.

(3) On May 24, 1996 the Company obtained new working capital financing from IBJ Schroder Bank & Trust Company, as agent, for the lenders thereunder (the "New Lenders"), for up to $25,000,000 with a sublimit of $3,000,000 in letters of credit (the "New Agreement"). The proceeds of the New Agreement were used, in part, to repay all but $4 million of the outstanding balance under the previous facility.

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

       The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios for the six months ended June 30, 1996. These include a maximum leverage ratio of 4.0 to 1 and an inventory turnover of at least 2 times. As of June 30, 1996 the Company was in compliance with these covenants. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring a minimum inventory turnover as high as 2.25 times during the term of the New Agreement. The New Agreement also prohibits the payment of dividends. Management believes this credit facility will meet its working capital needs until May 1999.

       In connection with the refinancing, The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks") amended and restated the existing credit facility (the "Agreement") to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks' prime lending rate and is collaterialized by a senior lien on real property, improvements and certain fixtures, and a subordinate lien on all other assets. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500. The annual facility fee and success fee are being included in selling and administrative expenses over the life of the loan.

         The financing agreements include provisions specifying that a material adverse effect, as determined by the lenders, in the financial position or results of operations of the Company is an event of default. As such, the Term Loan, which would otherwise be classified as long-term, has been classified as current on the balance sheet at June 30, 1996.

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

Net Sales
- ---------
     Net sales for the quarter and six months ended June 30, 1996 were $29,251,000 and $59,957,000, an increase of $998,000, or 3%, and $1,738,000, or
3%, from the quarter and six months ended June 30, 1995, respectively.

     Men's and Women's Jewelry net sales increased $771,000, or 7%, for the quarter ended June 30, 1996, but decreased $450,000, or 2%, for the six months ended June 30, 1996. Men's Leather Accessories net sales increased $100,000, or 1%, and $2,204,000, or 7%, for the quarter and six months ended June 30, 1996, respectively. Other Product Lines net sales increased $127,000, or 15%, for the quarter ended June 30, 1996, but decreased $16,000, or 1%, for the six months ended June 30, 1996.

  Included in net sales are adjustments relating to customer returns. Net sales for both the quarter and six months ended June 30, 1996 were favorably impacted as a result of actual customer return activity for 1996 being lower than anticipated, primarily due to the Company's efforts, initiated during 1995, to adjust its women's jewelry stock at store level to more competitively priced career oriented products. During comparable periods in 1995, actual returns exceeded anticipated returns. The following table quantifies these adjustments both for the periods ended June 30, 1996 and for the comparable periods in fiscal 1995:

(in thousands)
                                        1996            1995         Variance
                                        ----            ----         --------
Men's & Women's Jewelry               $1,059        ($1,642)           $2,701
Men's Leather Accessories                188            (37)              225
Other Product Lines                      138           (312)              450
                                         ---           -----              ---
Increase (decrease) in Net Sales      $1,385        ($1,991)           $3,376
                                      ======        ========           ======


     Net sales in Men's and Women's Jewelry decreased for the six months ended June 30,1996 primarily from a lackluster retail environment, a reduction in the number of factory outlets and declines in its special markets lines for men's jewelry. Net sales increased for the quarter ended June 30, 1996 as a result of the return adjustment noted above. Net sales increased in Men's Leather
Accessories reflecting the Company's continued strength in its private label programs and special market lines for the quarter and six months ended June 30, 1996. Net sales in Other Product Lines, including residual sales of items in the Company's gift lines (which were discontinued in the fourth quarter of 1995), increased for the quarter and six months ended June 30, 1996, primarily as a result of the return adjustment noted above.

    Net sales at the Company's factory outlets, which are included in the net sales figures above, decreased 14% and 16% for the quarter and six months ended June 30, 1996, respectively. Sales decreased as a result of the closure of

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (continued)

thirteen unprofitable store locations (nine of which were closed during the second quarter) offset, in part, by increased same store sales of 12% and 3% for the quarter and six months ended June 30, 1996, respectively. The Company believes the factory outlets are still a valuable distribution channel for the disposition of excess inventory and continues to assess the profitability of each store location in an effort to maintain a smaller, more profitable presence in this market.

Gross Profit
- ------------

     Gross profit for the quarter and six months ended June 30, 1996 increased $1,194,000, or 11%, and $1,532,000, or 7%, respectively. Gross profit expressed as a percentage of net sales increased to 42% from 40% and 41% from 39% for the quarter and six months ended June 30,1996, respectively. These increased margins are attributable to reductions in overhead and lower costs associated with customer returns (based on reduced volume of returns). As part of an effort to reduce overhead, enhance margins and respond to the competitive price pressures in the fashion goods industry, the Company has increased its utilization of off shore and domestic manufacturing suppliers for sourcing its products.

    Men's and Women's Jewelry gross profit decreased $74,000, or 1%, and $364,000, or 3%, for the quarter and six months ended June 30, 1996, respectively. Men's Leather Accessories gross profit increased $537,000, or 9%, and $1,277,000, or 12%, and for the quarter and six months ended June 30, 1996, respectively. Other Product Lines gross profit, which includes residual sales of items in the Company's discontinued gift lines, increased $731,000, or over 500%, and $619,000, or 200%, for the quarter and six months ended June 30, 1996, respectively.

    Included in gross profit are adjustments relating to customer returns which, as noted above, reflect the difference in anticipated and actual returns. The following table quantifies these adjustments both for the periods ended June 30, 1996 and the comparable periods in fiscal 1995:

 (in thousands)
                                        1996            1995         Variance
                                        ----            ----         --------
Men's & Women's Jewelry                 $674          ($990)           $1,664
Men's Leather Accessories                 72               2               70
Other Product Lines                      310           (172)              482
                                         ---           -----              ---
Increase (decrease) in Gross Profit   $1,056        ($1,160)           $2,216
                                      ======        ========           ======


    Gross profit for Men's and Women's Jewelry decreased for the quarter and six months ended June 30, 1996 primarily due to an unfavorable sales mix, increased sales of excess inventory, reduction in the number of retail outlets and decreased sales volume. Gross profit for Men's Leather Accessories increased for the quarter and six months ended June 30,1996 attributable to increased sales volume and markups in the Company's leather lines offset, in part, by decreased markups in its belt lines. Gross profit for Other Product Lines increased for the quarter and six months ended June 30, 1996 primarily as a result of the reduction in reserves established at the end of fiscal 1995 for anticipated costs associated with the discontinuance of the Company's gift lines. Actual costs have been less than anticipated. Other Product Lines gross profit, without benefit of that adjustment, decreased due mainly to the reduction in the number of factory outlets for the quarter and six months ended June 30, 1996.


    Inventory levels decreased $3,448,000, or 12%, from December 31, 1995 primarily as a result of increased sales of excess inventory, discontinuing the sale and distribution of the men's accessories product line, decreased production volume and the reduction in the number of retail outlets. These decreased inventory levels contributed to the reduction in the amount of cash used in operations.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (continued)

Selling and Administrative Expenses
- -----------------------------------

     Selling and administrative expenses decreased $1,857,000, or 13%, and $3,130,000, or 11%, for the quarter and six months ended June 30, 1996, respectively. The decreased costs were attributable primarily to reductions in compensation costs and related fringe benefits due to personnel reductions, lower commission rates and the Company's decision not to recognize a bonus accrual in fiscal 1996. Advertising and promotion expenditures increased $165,000, or 9%, and decreased $269,000, or 7%, for the quarter and six months ended June 30, 1996, respectively, primarily as a result of increased national advertising for the quarter ended June 30, 1996 and reductions in cooperative advertising and in store markdowns for the six months ended June 30, 1996.
Advertising and promotion expressed as a percentage of net sales remained unchanged at 7% for the quarter ended June 30, 1996 and decreased to 6% from 7% for the six months ended June 30, 1996.

Interest Expense
- ----------------

Interest expense increased $8,000, or 2%, and $223,000, or 30%, and for the quarter and six months ended June 30, 1996 respectively, reflecting higher average interest rates and interest associated with a capital lease entered into at year end 1995, offset by a lower average borrowing level.

Provision for Income Taxes
- --------------------------

     The Company recognized a tax benefit at an effective tax rate of 25% for the quarter and six months ended June 30, 1996, which is below the federal statutory rate of 34%, in order to reflect the anticipated utilization of alternative minimum tax credit carryfowards from 1995. The Company established a valuation allowance of $4,764,000 in the fourth quarter of 1995 to reduce the deferred tax asset to a level management believes more likely than not will be realized. The current rate reflects no change in the valuation allowance since year end.

Earning Per Share
- -----------------

    For the six months ended June 30, 1996 average shares outstanding used to compute earnings per share decreased as a result of a greater number of shares held by the Company's retirement plan which were not allocated to participants. In accordance with Statement of Position 93-6 "Accounting for Employee Stock Ownership Plans", these unallocated shares are not classified as outstanding and are excluded from the calculation of earnings per share.

Liquidity and Capital Resources
- -------------------------------

     The Company's working capital decreased $1,338,000 during the six months ended June 30, 1996.

    As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables increase during the year and peak in the fourth quarter. The Company builds its inventory during the first three quarters of the year to respond to the holiday season. Cash required is generated from operations and provided by a revolving credit facility.

    The Company has implemented a plan designed to enhance the overall competitiveness, productivity and efficiency through reduction in overhead costs and better inventory management. The results through June 1996 reflect increased cash generated from operations and reduced borrowings.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (continued)

     Cash provided by operations for the six months totaled $1,168,000, consisting primarily of collections of accounts receivable, improved inventory management and state and federal tax refunds generated from the 1995 net operating loss, offset, in part, by the net loss, decreased accounts payable and other accrued items. Cash used in investing activities was $313,000 for replacement of used machinery and equipment. Cash used in financing activities totaled $1,075,000 consisting primarily of repayments under the revolving credit agreements and advances to the employees' stock ownership plan.

      The  reductions of the reserves  since year end reflect the actual charges
as  processed  for  cash  discounts,   doubtful  accounts,  in-store  markdowns,
cooperative advertising and gross profit on returns.

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

       The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios for the six months ended June 30, 1996. These include a leverage ratio and inventory turnovers of 4.0 to 1 and 2 times, respectively. As of June 30, 1996 the Company was in compliance with these covenants. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring minimum inventory turnovers as high as 2.25 times annually. The New Agreement also prohibits the payment of dividends.
Management believes this credit facility will meet its working capital needs until May 1999.

     In connection with the refinancing, The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks") amended and restated the existing credit facility (the "Agreement") to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks' prime lending rate and is collaterialized by a senior lien on real property, improvements and certain fixtures, and a subordinate lien on all other assets. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500. The facility fee and success fee are being included in selling and administrative expenses over the life of the loan.

         The financing agreements include provisions specifying that a material adverse effect, as determined by the lenders, in the financial position or results of operations of the Company is an event of default. As such, the Term Loan, which would otherwise be classified as long-term, has been classified as current on the balance sheet at June 30, 1996.

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

             27.0              Financial data schedule.


(b)  Reports on Form 8-K - none




- ----------------------------------------------------------------------------



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SWANK, INC.
                                                   ------------
                                                    Registrant





- -----------------
Andrew C. Corsini
Senior Vice
President, Treasurer
and Chief
Financial Officer



Date: August 9, 1996