Form 10-Q
period 1996-09-30
SWANK INC
filed 1996-11-13
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission file number 1-5354
                                                 ------

                                   SWANK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             04-1886990
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS employer
 incorporation or organization)                           identification Number)


6 Hazel Street, Attleboro, Massachusetts                           02703
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code     508-222-3400
                                                      --------------

Former name, former address and former fiscal year, if changed since last report.

           Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court: Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      Title of Class                      Shares Outstanding on October 25, 1996
      --------------                      --------------------------------------
Common stock, $.10 par value                          16,509,523

                          PART I - FINANCIAL STATEMENTS

Item 1.    Financial  Statements. CONDENSED  CONSOLIDATED  BALANCE  SHEETS
--------------------------------------------------------------------------
           (UNAUDITED)
           -----------
(Dollars in thousands)

                                     ASSETS                          SEPTEMBER 30, 1996             DECEMBER 31, 1995
                                                                   ----------------------         -----------------------
Current:
  Cash and temporary cash investments                                            $    924                         $ 1,121
  Accounts receivable, less allowances
    of $6,491 and $9,907                                                           16,006                          10,704
  Inventories, at the lower of cost
    or market
            Raw materials                                          $ 5,324                         $ 5,092
            Work-in-process                                          7,269                           6,476
            Finished goods                                          14,968         27,561           17,602         29,170
                                                                 ---------                       ---------
  Recoverable income taxes                                                                                          1,665
  Deferred income taxes                                                             1,890                           1,890
  Prepaid and other                                                                 1,735                           1,218
                                                                                ---------                       ---------

                        Total current assets                                       48,116                          45,768
Property, plant and equipment, at cost                              22,764                          22,472
Obligations under capital lease                                      1,404                           1,466
   Less accumulated depreciation
      and amortization                                             (17,234)         6,934          (16,481)          7,457
                                                                 ---------                       ---------

Deferred income taxes                                                                 399                             399
Other assets                                                                        2,965                           3,700
                                                                                ---------                       ---------
Total Assets                                                                      $58,414                         $57,324
                                                                                =========                       =========

                                   LIABILITIES
Current:
  Notes payable to banks                                                          $19,472                         $14,800
  Current portion of long-term
    obligations                                                                       235                             235
  Accounts payable, trade                                                           4,299                           5,870
  Accrued employee compensation                                                     1,075                           1,408
  Other liabilities                                                                 9,578                           8,696
                                                                                ---------                       ---------
                        Total current liabilities                                  34,659                          31,009

Long-term obligations                                                               5,557                           5,782
                                                                                ---------                       ---------
                        Total liabilities                                          40,216                          36,791
                                                                                ---------                       ---------

                    STOCKHOLDERS' EQUITY

  Preferred stock, par value $1.00
    Authorized 1,000,000 shares
  Common stock, par value $.10:
    Authorized 43,000,000 shares
            Issued 16,843,042 and 16,843,042                         1,684                           1,684
  Capital in excess of par value                                       852                             852
  Retained earnings                                                 17,576         20,112           19,477         22,013
                                                                 ---------                       ---------

  Deferred employees' benefits,
            1,167,617 and 664,461 shares                                            1,205                             771
Treasury stock, at cost 333,519
            and 333,519 shares                                                        709                             709
                                                                                ---------                       ---------
               Total stockholders' equity                                          18,198                          20,533
                                                                                ---------                       ---------
Total liabilities and stockholders' equity                                        $58,414                         $57,324
                                                                                =========                       =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)
                                ----------------





                                                      1996             1995
                                                  ------------     ------------


Net Sales                                         $     31,630     $     35,320

Cost of goods sold                                      18,673           22,457
                                                  ------------     ------------

Gross profit                                            12,957           12,863

Selling and administrative expenses                     12,846           14,323
                                                  ------------     ------------

Income (loss) from operations                              111           (1,460)

Interest charges                                           471              689
                                                  ------------     ------------

Loss before income taxes                                  (360)          (2,149)

Benefit for income taxes                                   (90)            (774)
                                                  ------------     ------------

Net loss                                          $       (270)    $     (1,375)
                                                  ------------     ------------

Share and per share information:

Weighted average common shares outstanding          15,776,448       15,957,024

Net loss per share                                $       (.02)    $       (.09)
                                                  ------------     ------------





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)
                                ----------------




                                                      1996              1995
                                                  ------------     ------------

Net Sales                                         $     91,587     $     93,539

Cost of goods sold                                      54,148           57,726
                                                  ------------     ------------

Gross profit                                            37,439           35,813

Selling and administrative expenses                     38,537           43,144
                                                  ------------     ------------

Loss from operations                                    (1,098)          (7,331)

Interest charges                                         1,437            1,432
                                                  ------------     ------------

Loss before income taxes                                (2,535)          (8,763)

Benefit for income taxes                                  (634)          (3,155)
                                                  ------------     ------------

Net loss                                          $     (1,901)    $     (5,608)
                                                  ------------     ------------


Share and per share information:

Weighted average common shares outstanding          15,688,155       16,210,222

Net loss per share                                $       (.12)    $       (.35)
                                                  ------------     ------------








               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)
                                   ----------

                                                                      1994        1995
                                                                    --------    --------
Cash flow from operating activities:

  Net loss                                                          $ (1,901)   $ (5,608)

  Adjustments to reconcile net loss to operating cash flows:

  Increase in post-retirement benefits                                   264         203
  Depreciation and amortization                                        1,026         842
  Loss on disposals of fixed assets                                       55
  Decrease in receivable reserves                                     (2,606)     (2,681)

  Change in assets and liabilities
    Decrease in accounts receivable                                   (2,695)     (2,420)
    Decrease (increase) in inventory                                   1,609      (6,591)
    Decrease (increase) in prepaid and other                           2,188      (4,398)
    Decrease in accounts payable and accrued other                    (1,622)        (48)
                                                                    --------    --------

                        Net cash used in operating activities         (3,682)    (20,701)
                                                                    --------    --------

  Cash flow from investing activities:

    Capital expenditures, net of proceeds                               (558)       (602)
                                                                    --------    --------

                        Net cash used in investing activities           (558)       (602)
                                                                    --------    --------

  Cash flow from financing activities:

    Borrowing under revolving credit agreements                       55,482      35,350
    Payments of revolving credit agreements                          (50,810)    (11,750)
    Principal payments of long-term debt                                --        (2,920)
    Payments of capital lease obligations                               (194)
    Advance to employees stock ownership trust                          (435)       (678)
    Proceeds from exercise of employee's options stock options          --            30
                                                                    --------    --------

                        Net cash provided by financing activities      4,043      20,032
                                                                    --------    --------

  Net decrease in cash and equivalents                                  (197)     (1,271)

  Cash and equivalents at beginning of period                          1,121       2,153
                                                                    --------    --------

  Cash and equivalents at end of period                             $    924    $    882
                                                                    --------    --------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
         ---------------------------------------------------------------

(1)The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 1996 and 1995. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995; the condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the nine month period ended September 30, 1996, the Company has not incurred any material changes in the commitments and contingencies as previously referenced in Footnote I of the 1995 annual report.

(3)The Health Insurance and Accountability Act of 1996 (the "Act") eliminates the deduction of interest on policy loans on a significant portion of the Company's corporate owned life insurance by 1999 and, therefore, substantially increases the after tax cost of maintaining these policies. The Company and its advisers are currently assessing the implications of the Act and analyzing the Company's options. The Company has not yet made a determination whether the policies should remain in force. If a decision is made to terminate the policies the Company will, at that time, recognize a deferred income tax liability, currently estimated at up to $3,000,000, for the previously untaxed accumulation in policy values. However, if such a decision is made during 1996, the Company anticipates no change to its effective 1996 tax rate from the potential impact of the Act's provisions because the amount of estimated additional deferred tax liability does not exceed the valuation allowance previously recorded against the Company's deferred tax assets. In the event that the policies are actually surrendered, the additional taxable income will be recognized for tax return purposes ratably over a four year period beginning with the year of surrender.

(4) On May 24, 1996 the Company obtained new working capital financing from IBJ Schroder Bank & Trust Company, as agent for the lenders thereunder (the "New Lenders"), for up to $25,000,000, with a sublimit of $3,000,000 in letters of credit (the "New Agreement"). The proceeds of the New Agreement were used, in part, to repay all but $4 million of the outstanding balance under the previous facility.

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

         The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios for the nine months ended September 30, 1996. These include a maximum leverage ratio of 4.0 to 1 and an inventory turnover of at least 2 times. As of September 30, 1996 the Company was in compliance with these covenants. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring a minimum inventory turnover as high as 2.25 times during the term of the New Agreement. The New Agreement also prohibits the payment of dividends. Management believes this credit facility will meet its working capital needs until May 1999.

   ---------------------------------------------------------------------------

         In connection with the refinancing, The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks") amended and restated the existing credit facility to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks' prime lending rate and is collaterialized by a senior lien on real property, improvements and certain fixtures, and a subordinate lien on all other assets. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500. The annual facility fee and success fee are being included in selling and administrative expenses over the life of the loan.

         The financing agreements include provisions specifying that a material adverse effect, as determined by the lenders, in the financial position or results of operations of the Company is an event of default. As such, the Term Loan, which would otherwise be classified as long-term, has been classified as current on the balance sheet at September 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
---------------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Results of Operations
---------------------

         As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (January - June) and Fall (July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis (six months) than on a quarterly basis as the timing of sales (deliveries) and related income between quarters can be affected by the availability of materials, retail sales and fashion trends. These factors may affect the shift of volume between quarters within a season differently in one year than another.

Net Sales
---------

         Net sales for the quarter and for the nine months ended September 30, 1996 were $31,630,000 and $91,587,000, a decrease of $3,690,000, or 10%, and
$1,952,000, or 2%, from the quarter and nine months ended September 30, 1995, respectively.

         Men's and Women's Jewelry net sales decreased $1,718,000, or 12%, and $2,168,000, or 5%, for the quarter and for the nine months ended September 30, 1996, respectively. Men's Leather Accessories' net sales decreased $1,316,000, or 7%, for the quarter ended September 30, 1996, but remain ahead $889,000, or 2%, for the nine months ended September 30, 1996. Other Product Lines' net sales decreased $656,000, or 41%, and $673,000, or 20% for the quarter and nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
---------------------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

         Included in net sales are adjustments relating to customer returns. Net sales for the nine months ended September 30, 1996 were favorably impacted as a result of actual customer return activity in 1996 being lower than anticipated, primarily due to the Company's efforts, initiated during 1995, to adjust its women's jewelry stock at the store level to more competitively priced, career oriented products. During the comparable period in 1995, actual returns exceeded anticipated returns. The following table quantifies these adjustments, all of which were recorded through June 30, for the nine months ended September 30, 1996 and for the comparable period in fiscal 1995:

(in thousands)

                                                 1996        1995       Variance
                                                ------      -------     --------

Men's & Women's Jewelry                         $1,059      ($1,642)      $2,701
Men's Leather Accessories                          188          (37)         225
Other Product Lines                                138         (312)         450
                                                ------      -------       ------
Increase (decrease) in Net Sales                $1,385      ($1,991)      $3,376
                                                ======      =======       ======


         The decline in net sales for the quarter in each of the Company's lines reflects a continuing lackluster retail environment for fashion accessories. Also, improved management of inventories by retailers has impacted, to some degree, the timing of both the receipt of orders and subsequent shipments. However, the Company does not expect that orders received during the fourth quarter will be sufficient to fully offset the effects of the lower rate of sales which it is currently experiencing.

         Net sales at the Company's factory outlets, which are included in the net sales figures above, decreased 36% and 24% for the quarter and for the nine months ended September 30, 1996, respectively. Sales decreased principally as a result of the closure of thirteen unprofitable store locations in 1996 (four in the first quarter and nine in the second quarter). The Company believes the factory outlets are still a valuable distribution channel for the disposition of excess inventory and continues to assess each store location in an effort to maintain a smaller, more profitable presence in this market.

Gross Profit
------------

         Gross profit for the quarter and for the nine months ended September 30, 1996 increased $94,000, or 1%, and $1,626,000, or 5%, respectively. Gross profit expressed as a percentage of net sales increased to 41% from 36% and 41% from 38% for the quarter and nine months ended September 30,1996, respectively. For the quarter, these increased margins are attributable to reductions in product costs. As part of an effort to reduce overhead, enhance margins and respond to the competitive price pressures in the fashion goods industry, the Company has increased its utilization of off shore and domestic manufacturing suppliers for sourcing its products. For the year to date, increased margins are attributable to reductions in product costs and lower costs associated with a reduced level of customer returns.

         Men's and Women's Jewelry gross profit decreased $791,000, or 13%, and $1,155,000, or 6%, for the quarter and nine months ended September 30, 1996, respectively, primarily as a result of decreased sales. Men's Leather Accessories gross profit increased $901,000, or 14%, and $2,178,000, or 13%, for the quarter and nine months ended September 30, 1996, respectively, primarily due to reductions in product costs. Other Product Lines' gross profit, which includes residual sales of items in the Company's discontinued gift lines, decreased $16,000, or 3%, for the quarter ended September 30, 1996, but increased $603,000, or 78%, for the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
---------------------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

         Included in gross profit are adjustments relating to customer returns which, as noted above, reflect the difference in anticipated and actual returns. The following table quantifies these adjustments, all of which were recorded through June 30, for the period ended September 30, 1996 and the comparable period in fiscal 1995:

 (in thousands)

                                                 1996         1995      Variance
                                                ------      -------     --------

Men's & Women's Jewelry                         $  674      ($  990)      $1,664
Men's Leather Accessories                           72            2           70
Other Product Lines                                310         (172)         482
                                                ------      -------       ------
Increase (decrease) in Gross Profit             $1,056      ($1,160)      $2,216
                                                ======      =======       ======



Selling and Administrative Expenses
-----------------------------------

         Selling and administrative expenses decreased $1,477,000, or 10%, and $4,607,000, or 11%, for the quarter and for the nine months ended September 30, 1996, respectively. The decreased costs were primarily attributable to reductions in compensation costs and related fringe benefits, including personnel reductions and lower commission rates, and the effects of the Company's cost reduction programs.

Interest Expense
----------------

         Interest expense decreased $218,000, or 32%, for the quarter ended September 30, 1996, reflecting lower third quarter borrowing levels in 1996. The higher borrowings and interest rates experienced in the first quarter of 1996 relative to last year substantially offset this improvement so that interest expense increased $5,000 for the nine months ended September 30, 1996, versus last year.

Provision for Income Taxes
--------------------------

         The Company recognized a tax benefit at an effective tax rate of 25% for the quarter and nine months ended September 30, 1996, which is below the federal statutory rate of 34%, to reflect an anticipated alternative minimum tax for the year. The Company established a valuation allowance in the fourth quarter of 1995 to reduce deferred tax assets to a level management believes more likely than not will be realized. The current year rate reflects no change in the valuation allowance since year end.

         The Health Insurance and Accountability Act of 1996 (the "Act") eliminates the deduction of interest on policy loans on a significant portion of the Company's corporate owned life insurance by 1999 and, therefore, substantially increases the after tax cost of maintaining these policies. The Company and its advisers are currently assessing the implications of the Act and analyzing the Company's options. The Company has not yet made a determination whether the policies should remain in force. If a decision is made to terminate the policies the Company will, at that time, recognize a deferred income tax liability, currently estimated at up to $3,000,000, for the previously untaxed accumulation in policy values. However, if such a decision is made during 1996, the Company anticipates no change to its effective 1996 tax rate from the potential impact of the Act's provisions because the amount of estimated additional deferred tax liability does not exceed the valuation allowance previously recorded against the Company's deferred tax assets. In the event that the policies are actually surrendered, the additional taxable income will be recognized for tax return purposes ratably over a four year period beginning with the year of surrender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
---------------------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

Earning (Loss) Per Share
------------------------

         Average shares outstanding used to compute earnings (loss) per share are adjusted to include shares held by the Company's employee stock ownership plan deemed to be allocated to participants in accordance with Statement of Position 93-6 "Accounting for Employee Stock Ownership Plans".

Liquidity and Capital Resources
-------------------------------

         The Company's working capital decreased $1,302,000 during the nine months ended September 30, 1996.

         As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables increase during the year and peak in the fourth quarter. The Company generally builds its inventory during the first three quarters of the year to meet the demand for the holiday season. Cash required is provided by a revolving credit facility.

         The Company has implemented a plan designed to enhance the overall competitiveness, productivity and efficiency through reduction in overhead costs and better inventory management. Inventory levels decreased $1,609,000, or 6%, from December 31, 1995, primarily as a result of improved management to more closely align inventories with sales, increased sales of excess inventory, discontinuing the sale and distribution of the men's accessories product line, and the reduction in the number of retail outlets. The 1996 results through September reflect a significant ($17 million) reduction in cash used in operations versus the prior year and reduced borrowings.

         Cash used in operations for the nine months totaled $3,682,000, consisting primarily of the net loss, decreased accounts payable and other accrued items, collections of accounts receivable, offset, in part, by improved inventory management and state and federal tax refunds generated from the 1995 net operating loss. Cash used in investing activities was $558,000 for replacement of used machinery and equipment. Cash provided by financing activities totaled $4,043,000 consisting primarily of borrowings under revolving credit agreements, offset by repayments under the revolving credit agreements and advances to the employees' stock ownership plan.

         The reductions of the accounts receivable reserves since year end result from the net effect of reductions for actual charges processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and gross profit on returns and accruals associated with current period activity.

         On May 24, 1996 the Company obtained new working capital financing from IBJ Schroder Bank & Trust Company, as agent for the lenders thereunder (the "New Lenders"), for up to $25,000,000, with a sublimit of $3,000,000 in letters of credit (the "New Agreement"). The proceeds of the New Agreement were used, in part, to repay all but $4 million of the outstanding balance under the previous facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
---------------------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

         The terms of the New Agreement include covenants requiring the Company to maintain certain financial ratios for the nine months ended September 30, 1996. These include a leverage ratio and inventory turnovers of 4.0 to 1 and 2 times, respectively. As of September 30, 1996 the Company was in compliance with these covenants. The New Agreement also includes covenants pertaining to profitability, limiting capital expenditures and additional indebtedness. The Company believes the inventory turnover covenant to be the most restrictive, requiring minimum inventory turnovers as high as 2.25 times annually. The New Agreement also prohibits the payment of dividends. Management believes this credit facility will meet its working capital needs until May 1999.

         In connection with the refinancing, The Chase Manhattan Bank, N.A. and Fleet National Bank (the "Banks") amended and restated the existing credit facility to provide the Company with a $4,000,000 term loan (the "Term Loan") in lieu of a like amount of revolving debt. The Term Loan will be repaid in $200,000 quarterly increments starting in June 1997 with a final payment of $2,600,000 due May 1999. The Term Loan bears interest at 2.5% over the Banks' prime lending rate and is collaterialized by a senior lien on real property, improvements and certain fixtures, and a subordinate lien on all other assets. The Term Loan also contains an annual facility fee of 2% of the term loan and a maximum success fee of $450,000 payable as follows; $225,000 on final maturity with the balance payable subsequently in six equal monthly installments of $37,500 and are being included in selling and administrative expenses over the life of the loan.

         The financing agreements include provisions specifying that a material adverse effect, as determined by the lenders, in the financial position or results of operations of the Company is an event of default. As such, the Term Loan, which would otherwise be classified as long-term, has been classified as current on the balance sheet at September 30, 1996.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

         27.0     Financial data schedule.


(b)  Reports on Form 8-K - none



--------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SWANK, INC.
                                             Registrant


                                             /s/  Christopher F. Wolf
                                             --------------------------------
                                             Christopher F. Wolf
                                             Senior Vice President, Treasurer
                                               and Chief Financial Officer


Dated:  November 12, 1996
        ------------------