Form 10-K
period 1996-12-31
SWANK INC
filed 1997-03-28
CIK 95779

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     _____________

                           Commission file no. 1-5354

                                   SWANK, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                             04-1886990
 -------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



6 Hazel Street, Attleboro, Massachusetts                            02703
----------------------------------------                     -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 6, 1997 was $3,793,341. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 16,509,523 shares of Common Stock as of the close of business on March 13, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31,1996 - Incorporated by reference into Part II of this Form 10-K.

     Portions of the Registrant's Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders - Incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1. BUSINESS.
        ---------

     Swank, Inc. (the "Company") was incorporated on April 17, 1936. The Company is engaged in the manufacture, sale and distribution of men's and women's fashion accessories under the names "Swank", "L'Aiglon", "Pierre Cardin", "Geoffrey Beene", "Yves Saint Laurent", "Kenneth Cole", "Anne Klein", "Anne Klein II", "Guess?" and "Colours by Alexander Julian", among others.

Products
--------

     The Company's principal product categories are described below:

     Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings, money klips and watches distributed under the names "Swank", "Guess?", "Pierre Cardin", "Geoffrey Beene", "Yves Saint Laurent", "Kenneth Cole", "Colours by Alexander Julian" and "L'Aiglon". Women's jewelry consists principally of necklaces, earrings, pendants, chokers, bracelets, hair ornaments and scarf clips distributed under the names "Anne Klein" and "Anne Klein II", "Pierre Cardin", and "Guess?". The Company also manufactures women's jewelry (principally necklaces, brooches, hair accessories and earrings) for private label distribution.

     Leather accessories consist primarily of belts, billfolds, wallets, key cases, card holders and suspenders distributed under the names "Swank", "Guess?", "L'Aiglon", "Pierre Cardin", "Geoffrey Beene", "Yves Saint Laurent", and "Colours by Alexander Julian". The Company also manufactures leather items for private label distribution.

     As  is  customary  in  the  fashion   accessories   industry,   substantial
percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. The Company's short-term bank borrowings are at a peak during the months of August, September, October and November to enable the Company to (a) carry significant amounts of inventory and accounts receivable and (b) provide more favorable payment terms to its customers during this season.

     The relative contributions to total net sales and gross profit from the Company's principal product categories for the last three fiscal years and the relative year-to-year changes in such contributions during such period are shown in the following table:


Fiscal Year Ended December 31,                                        Percentage Change
------------------------------                                        -----------------
  1996        1995        1994                                        1996-95    1995-94
--------    --------    --------                                      -------    -------

                                     CONTRIBUTION TO NET SALES


$ 55,988    $ 59,271    $ 63,084     Men's and Women's Jewelry         (6%)        (6%)
  72,967      74,786      68,764     Men's Leather Accessories         (2%)         9%
   3,687       6,045      11,648     Other*                            (39%)       (48%)
--------    --------    --------                                       -----       -----
$132,642    $140,102    $143,496     TOTAL NET SALES                   (5%)        (2%)
========    ========    ========                                       ====        =====

                                     CONTRIBUTION TO GROSS PROFIT

$ 26,054    $ 25,323    $ 31,678     Men's and Women's Jewelry          6%         (20%)
  30,325      27,335      28,162     Men's Leather Accessories          11%        (3%)
   1,867       1,670       4,534     Other*                             12%        (63%)
--------    ---------   ---------                                       ---        -----
$ 58,246    $ 54,328    $ 64,374     TOTAL GROSS PROFIT                 7%         (16%)
========    =========   =========                                       ==         =====


* Includes a men's accessories (gifts) line which was discontinued during the fourth quarter of fiscal 1995 and certain merchandise sold through factory outlets.

Sales and Distribution
----------------------

     The Company's customers are primarily major retailers within the United States. Sales to the Company's two largest customers accounted for approximately 17% and 13% of consolidated net sales in 1996 and 19% and 12% in 1995, respectively. Sales to one customer amounted to 11% of consolidated net sales during 1994. No other customer accounted for more than 10% of consolidated net sales during such fiscal years. Exports to foreign countries accounted for 9%, 7% and 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 1996, 1995 and 1994.

     Approximately 96 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in five major cities throughout the United States. The Company has established separate sales forces to handle the distribution to retailers of (a) women's jewelry and (b) the remaining products of the Company. In certain foreign countries, the Company has licensed or sub-licensed the production and sale of certain of its lines under royalty arrangements.

     In  addition  to the  sale  of the  Company's  products  through  wholesale
channels,   the  Company   sells  certain  of  its  products  at  retail  in  19
Company-operated factory outlet stores located in 13 states.

Manufacturing
-------------

     Items manufactured by the Company accounted for approximately 65% of total sales. The Company manufactures and/or assembles jewelry products at the Company's plant in Attleboro, Massachusetts and manufactures leather goods at the Company's plant in Norwalk, Connecticut. Raw materials are purchased in the open market from a number of suppliers and are readily available.

     Items not manufactured by the Company include certain jewelry and leather items, watches, wallets and other accessories which are purchased domestically or imported from countries in Europe, South America and the Far East.

Advertising Media and Promotion
-------------------------------

     Substantial expenditures on advertising and promotions are an integral part of the Company's business. Approximately 7% of net sales was expended on promotions in 1996, of which approximately 1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television, and approximately 6% was for fixtures, displays, point-of-sale materials, cooperative advertising and other in-store promotions.

Competition
-----------

     The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, David Donahue in men's jewelry; Rolfs, Mundy and retail private label programs in small leather goods; Trafalgar, Salant, Humphrey, Textan and private label programs in men's belts; and Monet, Carol Lee and Victoria Creations in women's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to make improvements on its present products and to offer the public high quality merchandise at popular prices.

Patents, Trademarks and Licenses
--------------------------------

     The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's and women's leather accessories and costume jewelry under the name "Pierre Cardin", (ii) leather accessories under the name "L'Aiglon", (iii) women's jewelry under the names "Anne Klein" and "Anne Klein II", (iv) men's jewelry and leather accessories under the names "Yves Saint Laurent", "Geoffrey Beene" and "Colours by Alexander Julian", (v) leather accessories and men's and women's jewelry under the name "Guess?" and (vi) men's jewelry under the name "Kenneth Cole". The Company's "Pierre Cardin", "Yves Saint Laurent", "Anne Klein", "Anne Klein II" and "Guess?" licenses may be considered material to the Company's business. The "Pierre Cardin" license provides for royalty payments not exceeding 5% of sales. The "Anne Klein" and "Anne Klein II" license provides for royalty payments not exceeding 6% of sales. The "Guess?" license provides for royalty payments not exceeding 7% of sales. The "Yves Saint Laurent" license provides for royalty payments not exceeding 8% of sales. The license agreements generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's licenses to distribute "Pierre Cardin" jewelry and leather accessories expire December 31, 1999. The Company's "Anne Klein" and "Anne Klein II" license expires December 31, 1999. The Company's "Guess?" license expires June 30, 1997. The Company's "Yves Saint Laurent" license expires December 31, 2001.

Employees
---------

     The Company has approximately 1,230 employees, of whom approximately 850 are production employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

ITEM 2. PROPERTIES.
        -----------

     The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. The Company manufactures and/or assembles jewelry products at this facility.

     The Company's national and international sales offices are located in leased premises at 90 Park Avenue, New York City. The leases of such premises expire in 2000. Branch offices are also located in leased premises in New York, Beverly Hills, Chicago, Atlanta and Dallas; the leases for such premises expire from 1997 to 2000.

     The Company also leases a warehouse containing approximately 242,000 square feet in Taunton, Massachusetts which is used for the distribution of men's and women's jewelry, leather goods and other accessories. One of the Company's factory stores is also located at the Taunton location. The lease for these premises expires in 2001.

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

     The Company presently operates 18 additional factory outlet stores at locations other than those described above. These stores have leases with terms not in excess of five years and contain in the aggregate approximately 38,400 square feet.

ITEM 3. LEGAL PROCEEDINGS.
        ------------------

     (a) On June 7, 1990, the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company nor necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, has entered into an Administrative Order on Consent pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the site.

     It is the position of the PRPs who have undertaken to perform the RI/FS at the Massachusetts Superfund site that the remedial investigation has been completed. The PRP Group's accountant's records reflect group expenses, independent of legal fees, in the amount of $1,919,710 as of December 31, 1996. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%.

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

     (b) No material pending legal proceedings were terminated during the three-month period ended December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------
     Not applicable.


Executive Officers of the Registrant
------------------------------------

The executive officers of the Company are as follows:

     Name              Age                 Title
--------------         ---       ----------------------------------

Marshall Tulin         78        Chairman of the Board and Director

John A. Tulin          50        President and Director

Richard S. Blum        60        Senior Vice President - International Sales

Christopher F. Wolf    48        Senior Vice President, Chief Financial
                                 Officer, Treasurer and Secretary

Melvin Goldfeder       60        Senior Vice President - Special Markets
                                     Division

James E. Tulin         45        Senior Vice President - Merchandising and
                                     Director

Lewis Valenti          57        Senior Vice President - Women's Division

Eric P. Luft           41        Senior Vice President - Men's Division

Paul Duckett           56        Senior Vice President - Distribution and Retail
                                     Store Operations

Richard V. Byrnes, Jr. 37        Senior Vice President - Operations


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

     Christopher F. Wolf joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in October 1996. Prior to joining the Company, Mr. Wolf was a partner in the accounting firm of Coopers & Lybrand L.L.P. for more than the preceding five years.

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

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.
         -----------------------------------------------------------------------

     The information called for by this Item 5 with respect to market information and the number of holders of the Registrant's Common Stock is incorporated herein by reference to the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"), which is Exhibit 13 to this Annual Report on Form 10-K.

     The Company's financing agreements with its lenders prohibit the payment of cash dividends on the Company's Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report). The Company has not paid any cash dividends on its Common Stock in the last ten years and has no current expectation that cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.
        ------------------------

     The information called for by this Item 6 is incorporated herein by reference to the information under the caption "Financial Highlights" on page 1 of the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ------------------------------------------------------------------------

     The information called for by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2-5 of the Company's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------

     The information called for by this Item 7 is incorporated herein by reference to the information under the following captions on pages 6-15 of the Company's 1996 Annual Report:

     o    Consolidated Balance Sheets as of December 31, 1996 and 1995.

     o Consolidated Statements of Operations for each of the three years ended December 31, 1996, 1995 and 1994.

     o Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 1996, 1995 and 1994.

     o Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996, 1995 and 1994.

     o    Notes to Consolidated Financial Statements.

     o    Report of Independent Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------------------------

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

     The information called for by this Item 10 (except for information as to the Company's executive officers, which information appears following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Act of 1934, as amended (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

     The information called for by this Item 11 is incorporated herein by reference to the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

     The information called for by this Item 12 is incorporated herein by reference to the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     The information called for by this Item 13 is incorporated herein by reference to the 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         -----------------------------------------------------------------

          (a)  Documents filed as part of this Report
               --------------------------------------

          1.   Financial Statements filed as part of this Report:

               The financial statements of the Company included on pages 6-15 of the 1996 Annual Report are incorporated herein by reference to
               Item 8 of this Annual Report on Form 10-K.

          2.   Financial Statement Schedules filed as part of this Report:

               The following financial statement schedule and the Report of Independent Accountants thereon are submitted herewith in response to Item 14(d) of Part IV of this Annual Report on Form 10-K:

               Report of Independent Accountants on Financial Statement Schedule

               Financial Statement Schedule for years ended December 31, 1996, 1995 and 1994:

               II. Valuation and Qualifying Accounts


     (b)  Current Reports on Form 8-K during the quarter ended December 31, 1996
          ----------------------------------------------------------------------

     No reports on Form 8-K were filed by the Company during the last fiscal quarter of the period covered by this Report.

     (c)  Exhibits
          --------

          Exhibit   Description
          -------   -----------

          3.01 Restated Certificate of Incorporation of the Company dated May 1,1987, as amended to date. (The first exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1995, File No. 1-5354, is incorporated herein by reference).

          3.02 By-Laws of the Company, as amended to date. (Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1995, File No. 1-5354, is incorporated herein by reference).

          4.01 Form of Certificate of Designation of the Series A Participating Preferred Stock and Series B Participating Preferred Stock. (Exhibit A to Annex 1 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File No.33-19501, filed on January 4, 1988, is incorporated herein by reference).

          4.02 Second Amended and Restated Credit Agreement dated as of May 24, 1996 between the Company, each of the banks which is a signatory thereto and The Chase Manhattan Bank (National Associations), as Agent (in such capacity, the "Agent"). (Exhibit 4.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          4.03 Amended and Restated Security Agreement dated as of May 24, 1996 between the Company and the Agent. (Exhibit 4.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          4.04 Amended and Restated Security Agreement dated as of May 24, 1996 between Swank Sales International (V.I.), Inc. and the Agent. (Exhibit 4.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          4.05 Open End Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Connecticut) dated as of December 22,1992 ("Connecticut Mortgage") between the Company and the Agent. (Exhibit 4.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

          4.05.1 Modification and Confirmation of the Connecticut Mortgage dated as of July 20, 1995. (The fourth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1995, File No.1-5354, is incorporated herein by reference).

          4.05.2 Second Modification and Confirmation of the Connecticut Mortgage dated as of May 24,1996. (Exhibit 4.05.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No.1-5354, is incorporated herein by reference).

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

          4.06.2 Second Modification and Confirmation of the Massachusetts Mortgage dated as of May 24, 1996. (Exhibit 4.06.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          4.07 Revolving Credit and Security Agreement dated as of May 24, 1996 between the Company, each of the lenders which is a signatory thereto and IBJ Schroder Bank & Trust Company, as Lender, ACM Agent and Co-Agent. (Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          4.08.1 Mortgage and Security Agreement (Massachusetts), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by the Company to IBJ Schroder Bank &
                    Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders. (Exhibit 4.08.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1995, File No. 1-5354, is incorporated herein by reference).

          4.08.2 Open End Mortgage,Assignment of Rents and Security Agreement (Connecticut), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by the Company to IBJ Schroder Bank & Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders. (Exhibit 4.08.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          4.08.3 FSC Security Agreement dated May 24, 1996 between Swank International (V.I.), Inc. and IBJ Schroder Bank and Trust Company, as Agent. (Exhibit 4.08.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          4.08.4 Pledge and Security Agreement dated as of May 24,1996 between the Company and IBJ Schroder Bank and Trust Company, as ACM Agent. (Exhibit 4.08.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

          10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference).+

          10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit
                    10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

          10.01.2 Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin.*+

          10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

          10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1993, File No. 1-5354, is incorporated herein by reference).+

          10.02.2 Amendment dated as of January 1,1997 to Employment Agreement between the Company and John Tulin.*+

          10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

          10.03.1 Amendment dated as of January 4,1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

          10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit
                    10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1993, File No. 1-5354, is incorporated herein by reference).+

          10.03.3 Amendment dated as of January 1,1997 to Employment Agreement between the Company and James Tulin.*+

          10.04 Amended and Restated 1981 Incentive Stock Option Plan of the Company.*+

          10.05     1987 Incentive Stock Option Plan of the Company.*+

          10.06 1987 Incentive Share Plan of the Company. (Annex 2 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File No. 33-19501, filed on January 4, 1988, is incorporated herein by reference).+

          10.07 Form of Termination Agreement effective January 1, 1996 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

          10.08 Termination Agreement effective October 1, 1996 between the Corporation and Christopher Wolf.*+

          10.09 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

          10.10 Employment Agreement dated as of January 15,1992, as amended, between the Company and Richard Byrnes. (Exhibit
                    10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1994, File No. 1-5354, is incorporated herein by reference).+

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

          10.14 Key Employee Deferred Compensation Plan. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

          10.14.1 First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan.*+

          10.15 1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

          10.15.1 Stock Option Contracts dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

          10.15.2 Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

          10.15.3 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

          10.15.4 Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354,is incorporated herein by reference).+

          10.15.5 Stock Option Contracts dated as of July 31, 1996 between the Company and each of Mark Abramowitz, Raymond Vise and John
                    J. Macht.*+

          10.16 Stock Option Contract dated as of October 1,1996 between the Company and Christopher F. Wolf.*+

          10.17 Employment Agreement dated as of October 1, 1996, between the Company and Christopher F. Wolf. *+

          10.18 Letter Agreement effective August 1, 1996 between the Company and John J. Macht.*

          11.01     Statement Re Computation of Earnings Per Share.*

          13        1996 Annual Report to Stockholders.*

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders of Swank, Inc.
Attleboro, Massachusetts


Our report on the consolidated financial statements of Swank, Inc. has been incorporated by reference in this Form 10-K from page 15 of the 1996 Annual Report to Stockholders of Swank, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 10 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                               /s/ COOPERS & LYBRAND L.L.P.
                                               COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 18,1997

SWANK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


   COLUMN A                               COLUMN B      COLUMN C             COLUMN D           COLUMN E
 ------------                           -----------   -----------          -----------        -----------
                                         BALANCE AT     ADDITIONS                              BALANCE AT
                                         BEGINNING     CHARGED TO                                 END
  DESCRIPTION                            OF PERIOD      EXPENSE             DEDUCTIONS         OF PERIOD
  -----------                            ---------      -------             ----------         ---------
FOR THE YEAR ENDED DECEMBER 31, 1996
Reserve for Receivables
-----------------------
Allowance for doubtful accounts         $ 1,050,000   $   631,000 (G)      $   200,000 (A)    $ 1,481,000
Allowance for cash discounts                 91,000     1,368,000 (H)        1,283,000 (B)        176,000
Allowance for customer returns            4,504,000     6,528,000 (F)        6,206,000 (C)      4,826,000
Allowance for cooperative advertising       652,000     1,094,000 (G)        1,209,000 (D)        537,000
Allowance for in-store markdowns          2,800,000     6,120,000 (G)        5,477,000 (E)      3,443,000
                                        -----------   ----------- ---      ----------- ---    -----------
Total                                     9,097,000    15,741,000           14,375,000         10,463,000
                                        ===========   ===========          ===========        ===========
Reserve for inventory obsolescence                0       574,000                    0            574,000
----------------------------------      ===========   ===========          ===========        ===========

FOR THE YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts           1,100,000       805,000 (G)          855,000 (A)      1,050,000
Allowance for cash discounts                500,000     1,517,000 (H)        1,926,000 (B)         91,000
Allowance for customer returns            4,661,000     9,255,000 (F)        9,412,000 (C)      4,504,000
Allowance for cooperative advertising       703,000     1,227,000 (G)        1,278,000 (D)        652,000
Allowance for in-store markdowns          2,520,000     6,121,000 (G)        5,841,000 (E)      2,800,000
                                        -----------   ----------- ---      ----------- ---    -----------
                                          9,484,000    18,925,000           19,312,000          9,097,000
                                        ===========   ===========          ===========        ===========

FOR THE YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts             900,000       213,000 (G)           13,000 (A)      1,100,000
Allowance for cash discounts                470,000     1,409,000 (H)        1,379,000 (B)        500,000
Allowance for customer returns            4,959,000     7,436,000 (F)        7,734,000 (C)      4,661,000
Allowance for cooperative advertising       505,000     1,314,000 (G)        1,116,000 (D)        703,000
Allowance for in-store markdowns          1,785,000     5,741,000 (G)        5,006,000 (E)      2,520,000
                                        -----------   ----------- ---      ----------- ---    -----------
                                          8,619,000    16,113,000           15,248,000          9,484,000
                                        ===========   ===========          ===========        ===========



(A)  Bad  debts  charged  off as  uncollectible,  net of  recoveries.
(B)  Cash discounts taken by customers.
(C)  Customer returns.
(D)  Credits issued to customers for cooperative advertising.
(E)  Credits issued to customers for in-store markdowns.
(F)  Net reduction of sales and cost of sales.
(G)  Located in selling and administrative.
(H)  Located in net sales.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997               SWANK, INC.
                                    (Registrant)


                                    By:   /s/  Christopher F. Wolf
                                          -----------------------------
                                          Christopher F. Wolf
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                      Date
-----------------           ----------------------         ---------------


/s/ John A. Tulin           President and Director          March 27, 1997
-----------------------     (principal executive
John A. Tulin                officer)


/s/ Christopher F. Wolf     Senior Vice President,          March 27, 1997
-----------------------     Chief Financial Officer,
Christopher F. Wolf         Treasurer and Secretary
                            (principal financial and
                            accounting officer)


/s/ Mark Abramowitz         Director                        March 27, 1997
-----------------------
Mark Abramowitz

/s/ John J. Macht           Director                        March 27, 1997
-----------------------
John J. Macht

     Signature                    Title                           Date
-------------------        -------------------              -----------------

/s/ James E. Tulin          Director                        March 27, 1997
-----------------------
James E. Tulin


/s/ Marshall Tulin          Director                        March 27, 1997
-----------------------
Marshall Tulin


/s/ Raymond Vise            Director                        March 27, 1997
-----------------------
Raymond Vise

------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1996


                         --------------------------------

                                   SWANK, INC.

                         --------------------------------









------------------------------------------------------------------------------

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

   3.01 Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (The first exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).

   3.02 By-Laws of the Company, as amended to date. (Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1- 5354, is incorporated herein by reference).

   4.01 Form of Certificate of Designation of the Series A Participating Preferred Stock and Series B Participating Preferred Stock. (Exhibit A to Annex 1 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File No.33-19501, filed on January 4, 1988, is incorporated herein by reference).

   4.02 Second Amended and Restated Credit Agreement dated as of May 24, 1996 between the Company, each of the banks which is a signatory thereto and The Chase Manhattan Bank (National Association), as Agent (in such capacity, the "Agent"). (Exhibit
             4.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incor porated herein by reference).

   4.03 Amended and Restated Security Agreement dated as of May 24, 1996 between the Company and the Agent. (Exhibit 4.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

   4.04 Amended and Restated Security Agreement dated as of May 24, 1996 between Swank Sales International (V.I.), Inc. and the Agent. (Exhibit 4.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

   4.05 Open End Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Connecticut) dated as of December 22, 1992 ("Connecticut Mortgage") between the Company and the Agent. (Exhibit 4.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incor porated herein by reference).

   4.05.1 Modification and Confirmation of the Connecticut Mortgage dated as of July 20, 1995. (The fourth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-5354, is incor porated herein by reference).

   4.05.2 Second Modification and Confirmation of the Connecticut Mortgage dated as of May 24, 1996. (Exhibit 4.05.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incor porated herein by reference).

   4.06 Open End Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Massachusetts) dated as of December 22, 1992 ("Massachusetts Mortgage") between the Company and the Agent. (Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).


   4.06.1 Modification and Confirmation of the Massachusetts Mortgage dated as of July 20, 1995. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-5354, is incor porated herein by reference).

   4.06.2 Second Modification and Confirmation of the Massachusetts Mortgage dated as of May 24, 1996. (Exhibit 4.06.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

   4.07 Revolving Credit and Security Agreement dated as of May 24, 1996 between the Company, each of the lenders which is a signatory thereto and IBJ Schroder Bank & Trust Company, as Lender, ACM Agent and Co-Agent. (Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

   4.08.1 Mortgage and Security Agreement (Massachusetts), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by the Company to IBJ Schroder Bank & Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders. (Exhibit 4.08.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

   4.08.2 Open End Mortgage, Assignment of Rents and Security Agreement (Connecticut), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by the Company to IBJ Schroder Bank & Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders. (Exhibit 4.08.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

   4.08.3 FSC Security Agreement dated May 24, 1996 between Swank International (V.I.), Inc. and IBJ Schroder Bank and Trust Company, as Agent. (Exhibit 4.08.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incor porated herein by reference).

   4.08.4 Pledge and Security Agreement dated as of May 24, 1996 between the Company and IBJ Schroder Bank and Trust Company, as ACM Agent. (Exhibit 4.08.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incor porated herein by reference).

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

   10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference).+

   10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

   10.01.2   Amendment  effective  as of  October  30,  1995 to
             Employment   Agreement  between  the  Company  and
             Marshall Tulin.*+

   10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

   10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

   10.02.2   Amendment   dated  as  of   January   1,  1997  to
             Employment  Agreement between the Company and John
             Tulin.*+

   10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit
             10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

   10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

   10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

   10.03.3   Amendment   dated  as  of   January   1,  1997  to
             Employment Agreement between the Company and James
             Tulin.*+

   10.04     Amended and Restated 1981  Incentive  Stock Option
             Plan of the Company.*+

   10.05     1987 Incentive Stock Option Plan of the Company.*+

   10.06 1987 Incentive Share Plan of the Company. (Annex 2 to the Proxy Statement/Prospectus contained in the Company's Registration Statement, File No.
             33-19501, filed on January 4, 1988, is incorporated herein by reference).+

   10.07 Form of Termination Agreement effective January 1, 1996 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit
             10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

   10.08 Termination Agreement effective October 1, 1996 between the Corporation and Christopher Wolf.*+

   10.09     Deferred Compensation Plan of the Company dated as
             of  January  1,  1987.   (Exhibit   10.12  to  the
             Company's Annual Report on Form 10-K for the fiscal year ended December

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

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

   10.14     Key Employee Deferred  Compensation Plan. (Exhibit
             10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1- 5354, is incorporated herein by reference).+


   10.14.1   First Amendment  effective  January 1, 1997 to Key
             Employee Deferred Compensation Plan.*+

   10.15     1994 Non-Employee Director Stock Option Plan.

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

             (Exhibit  10.15 to the Company's  Annual Report on
             Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

   10.15.1 Stock Option Contracts dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

   10.15.2 Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

   10.15.3 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

   10.15.4 Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit
             10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

   10.15.5 Stock Option Contracts dated as of July 31, 1996 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht.*+

   10.16 Stock Option Contract dated as of October 1, 1996 between the Company and Christopher F. Wolf.*+

   10.17 Employment Agreement dated as of October 1, 1996, between the Company and Christopher F. Wolf. *+

   10.18 Letter Agreement effective August 1, 1996 between the Company and John J. Macht.*

Exhibit No.                      Description                      Page No.
-----------                      -----------                      --------

   11.01     Statement Re Computation of Earnings Per Share.*

   13        1996 Annual Report to Stockholders.*

   21.01 Subsidiaries of the Company. (Exhibit 22.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

   23.01     Consent of independent accountants.*

   27        Financial Data Schedule.*



---------------------------
*Filed herewith.
+Management contract or compensatory