Form 10-Q
period 1997-03-31
SWANK INC
filed 1997-05-12
CIK 95779

13




                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                            -----------------
                                     FORM 10-Q
(Mark One)

  X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
       SECURITIES EXCHANGE ACT  OF 1934

           For the quarterly period ended     March 31, 1997

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For   the   transition   period   from_______to _________

                         Commission file number 1-5354

                               SWANK, INC.
     (Exact name of registrant as specified in its charter)

    Delaware     04-1886990
 (State or otherjurisdiction ofincorporation     (IRS employer identification
     or organization)                             Number)

    6 Hazel Street, Attleboro,  Massachusetts     02703
 (Address of principal executive offices)        (Zip code)

Registrant's  telephone number, including area code      508-222-3400

Former name, former address and former fiscal year, if changed since last report.

      Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No __

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
                              Yes         No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              Title of Class            Shares Outstanding on May 5 ,1997

               Common stock, $.10 par value       16,509,323

                                 SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                         March 31, 1997      December 31, 1996
          ASSETS
Current:
  Cash and cash equivalents                                    $    652               $  2,871
  Accounts receivable, less allowances
    of $8,806 and $10,463                                         9,825                  7,977
  Inventories, at the lower of cost or market
          Raw materials                                4,008                3,930
          Work in process                              6,688                5,122
           Finished goods                             13,501     24,197    13,318       22,370
  Deferred income taxes                                           2,921                  2,921
  Prepaid and other current                                       1,273                  1,766

          Total current assets                                   38,868                 37,905

Property, plant and equipment, at cost                23,471               23,260
  Capital leases                                       1,404                1,404
    less accumulated depreciation and amortization  (18,252)      6,623  (17,904)        6,760
  Other assets                                                    4,286                  4,122

  Total assets                                                  $49,777                $48,787

          LIABILITIES
Current:
  Short-term debt                                              $ 5 ,034                $     0
  Current portion of long-term debt                                 800                  1,637
  Term loan classified as current                                 2,495                  2,700
  Accounts payable                                                3,528                  3,331
  Accrued employee compensation                                   1,555                  4,776
  Income taxes payable                                              263                  1,483
  Other current liabilities                                       5,689                  4,938

          Total current liabilities                              19,364                 18,865

Long-term obligations                                             8,067                  8,591

          Total liabilities                                      27,431                 27,456

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,843,042 and 16,843,042 shares            1,684                1,684
Capital in excess of par value                           570                  852
Retained earnings                                     20,822     23,076    20,776       23,312

Deferred employees' benefits
  40,572 and 1,274,788 shares                                      (21)                (1,272)
Treasury stock 333,519 and 333,519 shares                         (709)                  (709)

          Total stockholders' equity                             22,346                 21,331

Total liabilities and stockholders' equity                      $49,777                $48,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                            (Dollars in thousands)
                        ----------------



                                                     1997        1996


Net Sales                                         $27,567     $30,706
Cost of goods sold                                 14,729      18,585
Gross profit                                       12,838      12,121
Selling and administrative expenses                12,538      12,850
Income (loss) from operations                         300       (729)
Interest charges                                      224         461
Income (loss) before income taxes                      76     (1,190)
(Provision) benefit for income taxes                 (30)         297
Net income (loss)                                     $46      $(893)
Share and per share information:
Weighted average common shares outstanding     16,501,921  15,845,062
Net income (loss) per share                         $0.00      $(.06)



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                            (Dollars in thousands)
                         --------------

                                                                    1997      1996
Cash flow from operating activities:

Net income (loss)                                               $     46   $  (893)

Adjustments to reconcile net income (loss) to net cash used in operations:

     Depreciation and amortization                                  454        326
     Decrease in receivable allowances                           (1,657)    (1,962)
     Increase in post retirement benefits                            75         93

Changes in assets and liabilities
  Increase in accounts receivable                                  (191)    (1,346)
  (Increase) decrease in inventory                               (1,827)     3,151
  Decrease in prepaid and other current assets                      387         23
  (Increase) decrease in other assets                              (164)       145
  Decrease in accounts payable, accrued and other liabilities    (3,358)    (1,721)

               Net cash used in operations                       (6,235)    (2,184)

Cash flow from investing activities:

  Capital expenditures                                             (213)      (134)

               Net cash used in investing activities               (213)      (134)

Cash flow from financing activities:

  Borrowing under revolving credit agreements                     8,253      3,000
  Payments of borrowings under revolving credit agreements       (3,219)          -
  Principal payments on long-term debt                             (705)          -
  Payments of capital lease obligations                             (79)          -
  Advance to retirement plan                                        (21)       (17)

               Net cash provided by financing activities          4,229      2,983

  Net increase (decrease) in cash and cash equivalents           (2,219)       665

  Cash and cash equivalents at beginning of period                2,871      1,121

  Cash and cash equivalents at end of period                    $   652     $1,786



The accompanying notes are an integral part of the condensed consolidated financial statements.

       Notes   to   Unaudited  Condensed  Consolidated  Financial
       Statements.

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 1997 and 1996. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in financial statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996. The condensed financial data included herein should be read in conjunction with the information in the annual report.

2)    During  the  three month period ended March 31,  1997,  the
Company has not incurred any material changes in commitments  and contingencies as previously referenced in Footnote I of the  1996 annual report.

3) During the quarter ended March 31, 1997, the Company fulfilled its previously recorded commitment to allocate 1,274,788 shares to the individual accounts of participants in the stock ownership component of the Company's retirement plan. As a result of the allocation, deferred employee benefits was reduced by $1,272,000, accrued employee compensation was reduced by $990,000 and capital in excess of par value was reduced by $282,000.

(4) In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share data. The Company will adopt Statement 128 in the fourth quarter of fiscal 1997 and, based on the existing simple capital structure, management does not believe the effect of adoption will be material.

Item  2.  Management's Discussion and Analysis of  the  Financial
Condition and Results of Operations

Results of Operations

      As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (January - June) and Fall (July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis (six months) than on a quarterly basis as the timing of sales and related income between quarters can be affected by the availability of materials, retail sales and fashion trends. These factors may affect the shift of volume between quarters within a season differently in one year than another. Due to seasonality and other factors, the results of the first quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

     Net sales for the quarter ended March 31, 1997 were $27,567,000, a decrease of $3,139,000 or 10%, from the quarter ended March 31, 1996. The largest portion of this decrease is a result of the Company's actions to reduce excess inventories in the first quarter of 1996.

  Men's and Women's Jewelry net sales declined $638,000 or 5% for the quarter, Men's Leather Accessories sales fell $2,237,000 or 14%, and other product lines' sales decreased $264,000 or 37%. The decrease in Jewelry net sales was primarily due to greater sales of excess and out of line merchandise in the first quarter of 1996. The market for Women's Jewelry continues to be difficult due to a lackluster retail environment for fashion accessories. Over half of the change in Men's Leather Accessories sales is attributable to personal leather goods. During the first quarter of 1996, sales of excess and out of line merchandise were greater than in 1997 and also included initial shipments of new mass merchandise programs. In addition, 1997 was adversely affected by supply issues. The remainder of the change in Men's Leather Accessories sales was due primarily to declines in the disposition of excess and out of line belt merchandise from the levels experienced in the first quarter of 1996. A portion may also have been attributable to a reduction in orders of established products by certain retailers pending availability of the Company's new Men's designer lines. Significant 1997 shipments of products in the Company's new Men's lines did not begin until late in the quarter. Although management anticipates that the Company will be strengthened by the addition of the new lines, unfavorable consumer acceptance of the new lines could adversely affect future operating results. The reduction in net sales for other product lines is primarily due to decreases associated with certain merchandise sold through the Company's factory outlets.

    Net sales at the Company's factory outlets, which are included in the net sales amounts by product above, decreased $468,000 or 29% for the quarter ended March 31, 1997. Same-store sales decreased 3% in the quarter and the remaining 26% was due to the closure of 11 store locations in 1996 and an additional 5 during the first quarter of 1997. Factory outlet sales constituted less than 5% of consolidated net sales in the quarter ended March 31, 1997. The Company believes the factory outlets are still a valuable distribution channel for the disposition of excess inventory and /or discontinued inventory and continues to assess the performance of each store.

Item  2.  Management's Discussion and Analysis of  the  Financial
Condition and Results of Operations (continued)

Gross Profit

     Gross profit for the quarter ended March 31, 1997 increased $718,000 or 6%. Gross profit expressed as a percentage of net sales increased to 46.6% from 39.5% for the quarter. Gross profit increased $829,000 (13%) and $11,000 (.2 %) for Men's and Women's Jewelry and Men's Leather Accessories, respectively. Gross profit decreased $122,000 or 38% for other product lines which consist of certain items sold through the Company's factory outlets.

  Gross profit as a percent of sales for the quarter increased to 52.3% from 44.0% for Men's and Women's Jewelry and to 41.1% from 35.3% for Men's Leather Accessories. Gross profit as a percent of sales for other product lines decreased to 43.6% from 44.6%. The improvement in gross margin during the quarter is attributable to lower product costs and a more favorable sales mix resulting from reduced shipments of excess and out-of-line merchandise vs. the comparable period in 1996. The gross profit improvement was also due to favorable manufacturing overhead variances incurred during
the quarter.   The Company temporarily increased jewelry
production levels during the quarter in order to improve delivery positions on certain merchandise programs, primarily for shipment during the quarter.

  Customer returns through March 31, 1997 are generally consistent with the estimates utilized in establishing the allowance for customer returns as of December 31,1996. First quarter adjustments to the allowance in 1997 and 1996 include routine accruals for estimated returns on current period sales and charges for actual returns received through March 31. The extent of the variance, if any, of actual 1997 returns from the allowance established at December 31, 1996 will be finally determined during the second quarter and recorded at that time. Specific incremental allowances were provided at December 31, 1996 for returns associated with the transition in Men's designer lines. There have been no significant adjustments to these allowances as the actual returns are anticipated in subsequent quarters.


Selling and Administrative Expenses

     Selling and administrative expenses decreased $312,000 or 2% for the quarter ending March 31, 1997, principally due to lower costs associated with fringe benefits. Year-to-year reductions in selling expenses attributable to the closure of factory outlets were offset by increases in advertising and promotional expenditures. Total advertising and promotional expenditures totaled 8.4% and 5.7% of net sales for the quarters ending March 31, 1997 and March 31, 1996, respectively. Advertising and promotion expenses were lower in 1996 due to the financial constraints which the Company was experiencing at the time. Selling and administrative expenses as a percent of net sales increased to 45.5% from 41.8% primarily due to the decrease in net sales.


Interest Expense

  Interest expense decreased $237,000, or 51%, for the quarter ended March 31, 1997 reflecting reduced borrowing levels during the quarter and lower average interest rates on bank debt. The Company did not commence substantial borrowings under its revolving credit agreement until late February 1997.

Item  2.  Management's Discussion and Analysis of  the  Financial
Condition and Results of Operations (continued)


Provision for Income Taxes

     The Company recorded a provision for income taxes at an effective rate of 39.0% for the quarter ending March 31, 1997 which approximates blended state and federal statutory rates. The Company recorded a tax benefit during the first quarter of 1996 at an effective rate of 25%, which is below the federal statutory rate, to reflect the then anticipated utilization of alternative minimum tax credit carryforwards.


Earning (Loss) Per Share

     Average shares outstanding used to compute earnings (loss) per share are adjusted to include shares held by the Company's employee stock ownership plan deemed to be allocated to participants in accordance with Statement of Position 93-6
"Accounting for Employee Stock Ownership Plans."


Liquidity and Capital Resources

     The Company's working capital increased $464,000 during quarter ended March 31, 1997.

  As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables peak in the fourth quarter. The Company generally builds its inventory during the first three quarters of the year to meet the demand for the holiday season. The required cash is provided by a revolving credit facility.

    Cash used in operations for the quarter totaled $6,235,000, consisting primarily of reductions in receivable allowances, an increase in inventory balances, and a decrease in accounts payable, accrued and other, the latter attributable to payments of compensation accrued at year end and income taxes. Inventory levels increased $1,827,000 or 8% during the quarter reflecting seasonal growth and certain increases in connection with product transitions in Men's lines. The Company's inventories traditionally are at a seasonal low point at year end. The Company continues to focus on asset management as part of its overall program to enhance its competitiveness, productivity and efficiency. Accounts receivable allowances decreased due to actual charges processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. These reductions are partially offset by increases resulting from accruals associated with current period activity.

  Cash used in investing activities was $213,000 for equipment.
Cash provided by financing activities totaled $4,229,000 consisting primarily of net borrowings under the Company's revolving credit agreement and a $705,000 prepayment of long-term bank borrowings as required by the loan agreements.

"Forward Looking Statements"

      Certain of the preceding paragraphs contain "forward looking statements" under the securities laws of the United States. Actual results may vary from anticipated results as a result of various risks and uncertainties, including sales patterns, overall economic conditions, competition, pricing, consumer buying trends and other factors.

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




SWANK, INC.

Registrant



\s\ Christopher F. Wolf
----------------------------
Christopher F. Wolf

Senior Vice President, Treasurer

and Chief Financial Officer


Date:       May 8, 1997