Form 10-Q
period 1997-06-30
SWANK INC
filed 1997-08-06
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                            -----------------
                                     FORM 10-Q
(Mark One)

  X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
       SECURITIES EXCHANGE ACT  OF 1934

           For the quarterly period ended     June  30, 1997

                                OR

      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT  OF 1934
         For the transition period from _________  to _________

                     Commission file number   1-5354

                               SWANK, INC.
     (Exact name of registrant as specified in its charter)

Delaware                                                          04-1886990
(State or otherjurisdiction of           (IRS employer identification Number)
  incorporatio or organization)

 6  Hazel Street, Attleboro, Massachusetts                            02703
(Address of principal executive offices)                          (Zip code)

Registrant's  telephone number, including area code      508-222-3400

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Title  of  Class                 Shares Outstanding on July 31, 1997

        Common stock, $.10 par value     16,509,523

                                 SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)


                                            June 30, 1997    December 31, 1996

          ASSETS
Current:
  Cash and cash equivalents                      $    254             $  2,871
  Accounts receivable,less allowances
    of $7,731 and $10,463                           8,932                7,977
  Inventories, at the lower of cost or
  market
          Raw materials                   5,179               3,930
          Work in process                 6,756               5,122
          Finished goods                 16,259    28,194    13,318     22,370
  Deferred income taxes                             2,921                2,921
  Prepaid and other current                         1,279                1,766

          Total current assets                     41,580               37,905

Property, plant and equipment,
 at cost                                 23,602              23,260
Capital leases                            1,404               1,404
  less accumulated depreciation and
   amortization                         (18,606)    6,400   (17,904)     6,760

  Other assets                                      4,356                4,122

  Total assets                                    $52,336              $48,787

          LIABILITIES
Current:
  Short-term debt                                 $ 8,900              $     0
   Current portion of term loan and
    capital leases                                  1,137                1,637
  Term loan classified as current                   2,295                2,700
  Accounts payable                                  3,571                3,331
  Accrued employee compensation                     3,943                4,776
  Income taxes payable                                                   1,483
  Other current liabilities                         3,075                4,938

         Total current liabilities                 22,921               18,865

Long-term obligations                               7,992                8,591

          Total liabilities                        30,913               27,456

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
 Common stock, par value $.10
  Authorized 43,000,000 shares:
   Issued  16,843,042  and  16,843,042
   shares                                  1,684             1,684
Capital in excess of par value               571               852
Retained earnings                         20,134   22,389   20,776      23,312

Deferred employees' benefits
  438,941 and 1,274,788 shares                       (257)              (1,272)
Treasury stock 333,519 and 333,519 shares            (709)                (709)

          Total stockholders' equity               21,423               21,331

Total liabilities and stockholders'
 equity                                           $52,336              $48,787


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996
                      (Dollars in thousands)
                        ----------------



                                                     1997        1996


Net Sales                                         $27,580     $29,251
Cost of goods sold                                 16,020      16,890
Gross profit                                       11,560      12,361
Selling and administrative expenses                12,344      12,840
Loss from operations                                (784)       (479)
Interest charges                                      342         505
Loss before income taxes                          (1,126)       (984)
Benefit (provision)  for income taxes                 439       (247)
Net loss                                           $(687)      $(737)
Share and per share information:
Weighted average common shares outstanding     16,273,957  15,442,954
Net loss per share                                 $(.04)      $(.05)


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   (Dollars in thousands)
                        ----------------



                                                     1997        1996


Net Sales                                         $55,146     $59,957
Cost of goods sold                                 30,749      35,475
Gross profit                                       24,397      24,482
Selling and administrative expenses                24,881      25,691
Loss from operations                                (484)     (1,209)
Interest charges                                      567         966
Loss before income taxes                           (1,051)    (2,175)
Benefit for income taxes                              410         544
Net loss                                           $(641)    $(1,631)
Share and per share information:
Weighted average common shares outstanding     16,387,939  15,644,088
Net loss per share                                 $(.04)      $(.10)


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     (Dollars in thousands)
                         --------------



                                                    1997       1996

Cash flow from operating activities:

Net loss                                          $(641)   $(1,631)

Adjustments to reconcile net loss
 to net cash (used in) provided by operations:


   Depreciation and amortization                    914        867
   Decrease in receivable allowances             (2,733)    (3,414)
   Increase in post retirement benefits             150         84
   Loss on disposal of fixed assets                   -         74

Changes in assets and liabilities
   Decrease in accounts receivable                1,777      3,861
  (Increase) decrease in inventory               (5,824)     3,449
   Decrease in prepaid and other current
    assets                                          276        452
  (Increase) decrease in other assets              (233)       476
   Decrease in accounts payable, accrued
    and other liabilities                        (3,539)    (3,050)

           Net cash (used in) provided
            by operations                        (9,853)     1,168

Cash flow from investing activities:

  Capital expenditures                             (343)      (313)

            Net cash used in investing
             activities                            (343)      (313)

Cash flow from financing activities:

  Borrowing under revolving credit
   agreements                                    20,209      6,815
  Payments of borrowings under revolving
   credit agreements                            (11,309)    (7,416)
  Principal payments on term loan                  (905)         -
  Payments of capital lease obligations            (159)       (62)
  Advance to retirement plan                       (257)      (412)

             Net cash provided by (used in
              in) financing activities            7,579     (1,075)

  Net decrease in cash and cash equivalents      (2,617)      (220)

  Cash and cash equivalents at beginning of
   period                                         2,871      1,121

  Cash and cash equivalents at end of
   period                                          $254       $901



The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 1997 and 1996. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. Certain prior year amounts have been reclassified to conform to the current year's presentation.


 (2) During the six month period ended June 30, 1997, the Company has not incurred any material changes in commitments and contingencies as previously referenced in Footnote I of the 1996 Annual Report.


(3) During the quarter ended March 31, 1997, the Company fulfilled its previously recorded commitment to allocate
   1,274,788 shares to the individual accounts of participants in the stock ownership component of the Company's retirement plan. As a result of the allocation, deferred employee benefits was reduced by $1,272,000, accrued employee compensation was reduced by $990,000 and capital in excess of par value was reduced by $282,000.

 (4) In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share data. The Company will adopt Statement 128 in the fourth quarter of fiscal 1997 and, based on the existing simple capital structure of the Company, does not believe the effect of adoption on the earnings per share calculation will be material.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
           Condition andResults of Operations


Results of Operations

   As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (January - June) and Fall (July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis (six months) than on a quarterly basis as the timing of sales and related income between quarters can be affected by the availability of materials, retail sales and fashion trends. These factors may affect the shift of volume between quarters within a season differently in one year than another. Due to seasonality and other factors, the results for the second quarter and first half of the year are not necessarily indicative of the results to be expected for the full year.

Net Sales

  Net sales for the quarter and for the six months ended June 30, 1997 were $27,580,000 and $55,146,000, respectively, a decrease of $1,671,000 (6%) and $4,811,000 (8%) from the quarter and six months ended June 30, 1996, respectively. Net sales of Men's and Women's Jewelry decreased by $999,000 (8%) and $1,636,000 (6%) compared to the quarter and six months ended June 30, 1996.
Men's leather accessories net sales declined by $237,000 (2%) and $2,476,000 (8%), respectively, while net sales of Other products fell by $435,000 (45%) and $699,000 (41%) from the quarter and six months ending June 30, 1996, respectively.

  Included in net sales for both the quarters and the six months periods ending June 30, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales in both 1997 and 1996 but, as set forth in the following table, the aggregate increase in 1997 was $344,000 less than in 1996.


                                     Increase (Decrease) in Net Sales
                                     1997        1996      Change

Men's and Womens Jewelry         $292,000  $1,059,000   $(767,000)
Men's Leather Accessories         752,000     188,000     564,000
Other products                     (3,000)    138,000    (141,000)
Total                          $1,041,000  $1,385,000   $(344,000)


  The decline in Jewelry net sales for the quarter ended June 30, 1997 was primarily due to the reduced effect on 1997 of the returns adjustment described above. For the six months ended June 30, 1997, the reduction in Jewelry sales is also attributable to the Company's actions to reduce excess inventories during 1996 which produced more sales of closeout and discontinued merchandise than in 1997.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations (continued)

  The decrease in Men's Leather accessories net sales for the quarter ended June 30, 1997, net of an increase resulting from the returns adjustment described above, is mainly attributable to continuing lower shipments of Men's personal leather goods. The reduction in Men's leather accessories sales for the six months ended June 30, 1997 also resulted from first quarter declines in the disposition of excess and discontinued belt merchandise and the adverse effect of supply issues experienced in the first quarter, both as compared to the first quarter of 1996. Net sales during the quarter and six month period in 1997 may also have been adversely affected by a reduction in orders for established products by certain retailers pending the availability of the Company's new Men's designer lines. Although management anticipates that the Company will be strengthened by the addition of new lines, unfavorable consumer acceptance of the new lines could adversely affect future operating results.

  The decrease in net sales of Other products for both the quarter and six months ended June 30, 1997 reflects reduced sales of merchandise sold through the Company's factory outlet division and the reduced effect on 1997 of the returns adjustment which arose from residual effects of the gift line discontinued in 1995.

  Net sales at the Company's factory outlets, which are included in the net sales amounts set forth by product above, decreased by $738,000 and $1,206,000 for the quarter and six months ended June 1997, respectively. Comparable-store sales increased 4% in the quarter and 1% for the six-month period with the remaining decrease attributable to store closings. The Company closed 13 store locations during the first six months of 1996 and seven in the first six months of 1997, including one in the quarter ended June 30, 1997. Factory outlet sales constituted less than 5% of consolidated net sales for both the quarter and six-month period ended June 30, 1997. Management continues to assess the performance of each store location and believes that the Company's factory outlet division is still an attractive distribution channel for the disposition of excess and discontinued merchandise.


Gross Profit

  Gross profit for the quarter and six months ended June 30, 1997 decreased $801,000 (7%) and $85,000 (less than 1%), respectively. Men's and Women's Jewelry gross profit decreased $279,000 (5%) for the quarter but increased $550,000 (5%) for the six month period, as compared to the equivalent periods in 1996. Men's Leather Accessories and Other products' gross profit decreased $100,000 (2%) and $422,000 (65%), respectively, for the quarter and decreased $89,000 (1%) and $546,000 (57%) , respectively, for the six months ended June 30, 1997. Gross profit from Other products includes merchandise sold through the Company's factory outlets and, in 1996, the residual effects of the gift line discontinued in 1995.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations (continued)

 Included in gross profit for both the quarter and the six months ending June 30, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased gross profit in both 1997 and 1996 but, as set forth in the following table, the aggregate increase in 1997 was $372,000 less than in 1996.


                                 Increase (Decrease) in Gross Profit
                                    1997        1996       Change

Men's and Womens Jewelry        $210,000    $674,000   $(464,000)
Men's Leather Accessories        476,000      72,000     404,000
Other product lines               (2,000)    310,000    (312,000)
Total                           $684,000  $1,056,000   $(372,000)



  Gross profit expressed as a percentage of net sales decreased to 41.9% from 42.3% for the quarter and increased to 44.2% from 40.8% for the six months ended June 30, 1997, as compared to the equivalent periods in 1996.

  Men's and Women's Jewelry gross profit as a percent of net sales increased to 44.3% from 43.0% for the quarter and to 48.7% from 43.5% for the six months ended June 30, 1997, as compared to the equivalent periods in 1996. The increase in gross profit percentage for Men's and Women's Jewelry during the quarter was primarily due to lower inventory control expenses offset partially by increased merchandise costs and by the lower adjustment to the allowance for returns, as set forth in the
table above.   The improved gross profit in Men's and Women's
Jewelry for the six months ended June 30, 1997 was mostly attributable to the first quarter of 1997 when lower product costs, a more favorable sales mix resulting from reduced shipments of excess and out-of-line merchandise and favorable manufacturing overhead variances combined to increase gross profit by 8.3% vs. the same period in 1996. The Company temporarily increased jewelry production levels early in 1997 to improve deliveries on certain first quarter shipments.

  Gross profit as a percent of net sales for Men's Leather accessories was 40.2% and 40.6% for the quarter and six months ended June 30, 1997, respectively, compared to 40.2% and 37.8% for the quarter and six month period ended June 30, 1996, respectively. Gross profit for the six months improved as a percentage of net sales primarily due to lower product costs and more favorable manufacturing overhead variances achieved in the first quarter in connection with the Company's belt manufacturing operations. Second quarter gross profit as a percentage of net sales was flat, , as compared to the equivalent period in 1996, primarily due to increased inventory control expenses relating to small leather goods.

  Other products' gross profit decreased from 66.5% in 1996 to 41.9% of net sales for the quarter ended June 30, 1997 and from 57.3% to 42.6% for the six months ended June 30, 1997, primarily because of the year-to-year difference in the adjustment to the reserve for returns recorded during the quarter ended June 30.

  Gross profit discussed by product above includes amounts sold through the Company's factory outlet stores. Gross profit for the factory outlet stores declined by $309,000 and $545,000 for the quarter and six months ended June 30, 1997, primarily due to store closings in each year.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations (continued)

Selling and Administrative Expenses

   Selling and administrative expenses decreased $496,000 (4%) for the quarter ending June 30, 1997, and by $810,000 (3%) for the six months ended June 30, 1997, as compared to the preceding year principally due to lower administrative costs including fringe benefits and reduced provision for bad debts in 1997. Total advertising and promotional expenditures totaled 8.4% and 6.4% of net sales for the six months ending June 30, 1997 and June 30, 1996, respectively. Advertising and promotion expenses were lower in 1996 due to the financial constraints which the Company was experiencing at that time. In addition, the 1997 percentage is also affected by the decrease in net sales in 1997. Selling and administrative expenses as a percentage of net sales increased to 44.8% in 1997 from 43.9% for the quarter and to 45.1% in 1997 from 42.8% for the six months ended June 30, primarily due to the decrease in net sales.


Interest Expense

  Interest expense decreased $163,000 (32%) for the quarter and $399,000 (41%) for the six months ended June 30, 1997 reflecting reduced borrowing levels during these periods. The Company did not commence substantial current year borrowings under its revolving credit agreement until late February 1997.


Provision for Income Taxes

   The Company recorded a provision for income taxes at an effective rate of 39.0% for the quarter and six ,month periods ending June 30, 1997 which approximates blended state and federal statutory rates. The Company recorded a tax benefit during the comparable periods of 1996 at an effective rate of 25%, which is below the federal statutory rate, to reflect the then anticipated utilization of alternative minimum tax credit carryforwards.


Earning (Loss) Per Share

  Average shares outstanding used to compute loss per share are reduced by shares held by the Company's employee stock ownership plan, net of shares deemed to be allocated to participants.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations (continued)


Liquidity and Capital Resources

  The Company's working capital decreased $381,000 during the six months ended June 30, 1997.

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

  Cash used in operations for the six month period totaled $9,853,000, consisting primarily of reductions in accounts receivable and receivables allowances, an increase in inventories, and a decrease in accounts payable, accrued and other, the latter attributable to payments in the current year of compensation and income taxes accrued at year end. Inventory levels increased $5,824,000 or 26% during the period reflecting seasonal growth, including planned earlier procurement in 1997 designed to improve customer delivery performance for the fall season, and certain increases in connection with product transitions in Men's lines. The Company's inventories traditionally are at a seasonal low point at year-end. The Company continues to focus on asset management as part of its overall program to enhance its competitiveness, productivity and efficiency. Accounts receivable decreased from the seasonally higher year-end levels. Accounts receivable allowances decreased due to actual charges processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. These reductions are partially offset by increases resulting from accruals associated with current period activity.

  Cash used in investing activities was $343,000 for equipment. Cash provided by financing activities totaled $7,579,000 consisting primarily of net borrowings under the Company's revolving credit agreement and payments of bank term borrowings including a $705,000 prepayment required by the loan agreements and the first scheduled $200,000 quarterly payment on the term loan.


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




SWANK, INC.

Registrant



\s\ Christopher F. Wolf

Christopher F. Wolf

Senior Vice President, Treasurer
and Chief Financial Officer


Date:  August  6, 1997