Form 10-Q
period 1997-09-30
SWANK INC
filed 1997-11-07
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                            -----------------
                                FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

     For the quarterly period ended     September 30, 1997

                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT  OF 1934

     For the transition period from               to _________

                   Commission file number   1-5354

                          SWANK, INC.
     (Exact name of registrant as specified in its charter)

Delaware                                          04-1886990
(State or other jurisdiction of         (IRS employer
incorporation or organization)          identification Number)

6 Hazel Street, Attleboro, Massachusetts              02703
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code    508-222-3400

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


     Title of Class             Shares Outstanding on October 31, 1997
Common stock, $.10 par value              16,509,523

                           SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)


                                       September 30, 1997  December 31, 1996
        ASSETS
Current:
 Cash and cash equivalents                         $  442            $ 2,871
 Accounts receivable, less allowances
  of $7,992 and $10,463                            17,749              7,977
 Inventories, at the lower of cost or
  market
        Raw materials                    $4,595              $3,930
        Work in process                   8,972               5,122
        Finished goods                   16,358    29,925    13,318   22,370
 Deferred income taxes                              2,921              2,921
 Prepaid and other current                          1,361              1,766

        Total current assets                       52,398             37,905

Property, plant and equipment, at cost   24,067              23,260
Capital leases                            1,404               1,404
    less accumulated depreciation and   (18,964)    6,507   (17,904)   6,760
     amortization
 Other assets                                       4,415              4,122

 Total assets                                     $63,320            $48,787

        LIABILITIES
Current:
 Short-term debt                                  $15,341             $    0
 Current portion of term loan and                   1,137              1,637
  capital leases
 Term loan classified as current                    2,095              2,700
 Accounts payable                                   4,245              3,331
 Accrued employee compensation                      5,673              4,776
 Income taxes payable                                 287              1,483
 Other current liabilities                          4,130              4,938

        Total current liabilities                  32,908             18,865

Long-term obligations                               7,914              8,591

        Total liabilities                          40,822             27,456

        STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,843,042 and 16,843,042     $1,684             $1,684
     shares
Capital in excess of par value              570                852
Retained earnings                        21,242    23,496   20,776    23,312

Deferred employees' benefits
  489,531 and 1,274,788 shares                       (289)            (1,272)
Treasury stock 333,519 and 333,519                   (709)              (709)
 shares

       Total stockholders' equity                  22,498             21,331

Total liabilities and stockholders'               $63,320            $48,787
 equity


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996
                     (Dollars in thousands)
                        ----------------


                                                  1997        1996

Net Sales                                      $36,165     $31,630
Cost of goods sold                              20,970      18,673
Gross profit                                    15,195      12,957
Selling and administrative expenses             12,941      12,846
Income from operations                           2,254         111
Interest charges                                   438         471
Income (loss) before income taxes                1,816        (360)
Provision (benefit)  for income taxes              708         (90)
Net income (loss)                               $1,108       $(270)
Share and per share information:
Weighted average common shares outstanding  16,327,515  15,776,448
Net income (loss) per share                       $.07       $(.02)


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (Dollars in thousands)
                        ----------------


                                                   1997        1996

Net Sales                                       $91,311     $91,587
Cost of goods sold                               51,719      54,148
Gross profit                                     39,592      37,439
Selling and administrative expenses              37,821      38,537
Income (loss) from operations                     1,771      (1,098)
Interest charges                                  1,005       1,437
Income (loss) before income taxes                   766      (2,535)
Provision (benefit) for income taxes                299        (634)
Net income (loss)                                  $467     $(1,901)
Share and per share information:
Weighted average common shares outstanding   16,367,798  15,688,155
Net income (loss) per share                        $.03       $(.12)


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (Dollars in thousands)
                         --------------



                                                        1997        1996
Cash flow from operating activities:

Net income (loss)                                      $ 467     $(1,901)

Adjustments to reconcile net income (loss) to net cash used in operations:

   Depreciation and amortization                       1,375       1,340
   Decrease in receivable allowances                  (2,471)     (2,606)
   Increase in post retirement benefits                  225         264
   Loss on disposal of fixed assets                        -          55

Changes in assets and liabilities
   Increase in accounts receivable                    (7,301)     (2,695)
  (Increase) decrease in inventory                    (7,555)      1,609
  (Increase) decrease in prepaid and other assets       (204)      1,874
   Increase (decrease) in accounts payable               147      (1,622)
    and accrued other

     Net cash used in operations                     (15,317)     (3,682)

Cash flow from investing activities:

  Capital expenditures                                  (807)       (558)

     Net cash used in investing activities              (807)       (558)

Cash flow from financing activities:

  Borrowing under revolving credit agreements         35,053      24,884
  Payments of revolving credit agreements            (19,712)    (20,212)
  Principal payments on term loan                     (1,105)          -
  Payments of capital lease obligations                 (252)       (194)
  Advance to retirement plan                            (289)       (435)

      Net cash provided by financing activities       13,695       4,043

  Net decrease in cash and cash equivalents           (2,429)       (197)

  Cash and cash equivalents at beginning of period     2,871       1,121

  Cash and cash equivalents at end of period           $ 442       $ 924




The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

(1)The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 1997 and 1996. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. Certain prior year amounts have been reclassified to conform to the current year's presentation.


 (2)During the nine month period ended September 30, 1997, the Company has not incurred any material changes in commitments and contingencies as previously referenced in Footnote I of the 1996 Annual Report.


(3)During the quarter ended March 31, 1997, the Company fulfilled its previously recorded commitment to allocate 1,274,788 shares to the individual accounts of participants in the stock ownership component of the Company's retirement plan. As a result of the allocation, deferred employee benefits were reduced by $1,272,000, accrued employee compensation was reduced by $990,000 and capital in excess of par value was reduced by $282,000.


(4)In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share data. The Company will adopt Statement 128 in the fourth quarter of fiscal 1997 and, based on the existing simple capital structure of the Company, does not believe the effect of adoption on the earnings per share calculation will be material.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

  As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (January - June) and Fall (July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis (six months) than on a quarterly basis as the timing of sales and related income between quarters can be affected by the availability of materials, retail sales and fashion trends. These factors may affect the shift of volume between quarters within a season differently in one year than another. Due to seasonality and other factors, the results for the third quarter and nine months are not necessarily indicative of the results to be expected for the full year.

Net Sales

  Net sales for the quarter and for the nine months ended September 30, 1997 were $36,165,000 and $91,311,000, respectively, an increase of $4,535,000 (14%) and a decrease of $276,000 (less than 1%) compared to the corresponding three and nine month periods ended September 30, 1996. Net sales of Men's and Women's Jewelry increased by $2,370,000 (18%) and $734,000 (2%) over the quarter and nine months ended September 30, 1996. Sales of Men's leather accessories increased by $2,293,000 (13%) for the quarter but declined $182,000 (less than 1%) for the nine month period. Net sales of Other products decreased by $128,000 (13%) and $828,000 (31%) from the quarter and nine months ending September 30, 1996, respectively.

  Included in net sales for the nine month period ending September 30 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales in both 1997 and 1996 but, as set forth in the following table, the aggregate increase in 1997 was $344,000 less than in 1996.


                                 Increase (Decrease) in Net Sales
                                     1997         1996     Change

Men's and Women's Jewelry      $  292,000   $1,059,000  $(767,000)
Men's Leather Accessories         752,000      188,000    564,000
Other products                     (3,000)     138,000   (141,000)
Total                          $1,041,000   $1,385,000  $(344,000)


  The increase in Men's and Women's jewelry net sales during the quarter ended September 30, 1997 was primarily due to higher shipments of the Company's Guess? branded Women's merchandise. Also, net sales of Men's jewelry increased attributable, in part, to the initial shipments of the Company's Geoffrey Beene line during the quarter. For the nine month period ended September 30, 1997 compared to the same period in 1996, the effect of increased third quarter jewelry merchandise shipments in 1997 was reduced by the returns adjustment described above and also by the Company's actions in the first half of 1996 to reduce excess inventories which produced additional sales of discontinued and closeout merchandise compared to 1997.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

  The increase in Men's Leather accessories net sales for the quarter ended September 30, 1997, was attributable to higher shipments of both Men's belts and personal leather goods. Net sales for both products increased due to shipments of new collections of designer merchandise, including Yves Saint Laurent and the initial shipments of the Company's Geoffrey Beene line made during the quarter and from increased shipments of established brands to certain customers. The net reduction in Men's leather accessories sales for the nine months ended September 30, 1997, resulted from effects of a first quarter decrease in the disposition of excess and discontinued belt merchandise and the adverse effect of supply issues experienced in the first quarter, both as compared to the first quarter of 1996. Year-to-date Net sales benefited from the favorable affect of the returns adjustment described above and, during the first half of 1997, may also have been adversely affected by a reduction in orders for established products by certain retailers pending the availability of the Company's new Men's designer lines. Management anticipates that the Company will be strengthened by the addition of the new designer lines; however, consumer acceptance of the new merchandise at the retail level, if unfavorable, could adversely affect future operating results.

  The decrease in net sales of Other products for both the quarter and the nine months ended September 30, 1997, reflects reduced sales of merchandise sold through the Company's factory outlets and the reduced effect on 1997 of the returns adjustment described above which arose from residual effects of the gift line discontinued in 1995.

  Net sales at the Company's factory outlets, which are included in the net sales amounts set forth by product above, decreased by $325,000 and $1,531,000 for the quarter and the nine months ended September 30, 1997, respectively. Comparable-store sales increased 9% for the quarter and 4% for the nine month period with the remaining overall decrease attributable to store closings. The Company closed seven store locations during the first nine months of 1997, and 13 during the first nine months of 1996. Factory outlet sales constituted less than 5% consolidated net sales for nine-month period ended September 30, 1997. Management continues to assess the performance of each store location and believes that the Company's factory outlet division is still an attractive distribution channel for the disposition of excess and discontinued merchandise.


Gross Profit

  Gross profit for the quarter ended September 30, 1997, increased $2,238,000 (17%), principally reflecting increased volume in the quarter, and for the nine month period gross profit increased $2,153,000 (6%), principally reflecting reduced cost of goods sold, as compared to the corresponding period in 1996. Men's and Women's Jewelry gross profit increased $1,623,000 (31%) for the quarter and $2,173,000 (13%) for the nine month period. Men's Leather Accessories gross profit increased $562,000 (8%) and $473,000 (2%), for the quarter and nine months, respectively and Other Products gross profit increased $53,000 (13%) for the quarter but decreased $493,000 (36%) for the nine month period ending September 30, 1997, all compared to the corresponding periods in 1996. Gross profit from Other products includes merchandise sold through the Company's factory outlets and, in 1996, the residual effects of the gift line discontinued in 1995.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

 Included in gross profit for the nine months ending September 30, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased gross profit in both 1997 and 1996 but, as set forth in the following table, the aggregate increase in 1997 was $372,000 less than in 1996.


                            Increase (Decrease) in Gross Profit
                                  1997       1996        Change
Men's and Women's Jewelry     $210,000     $674,000  $(464,000)
Men's Leather Accessories      476,000       72,000    404,000
Other product lines             (2,000)     310,000   (312,000)
Total                         $684,000   $1,056,000  $(372,000)


  Gross profit expressed as a percentage of net sales increased to 42.0% from 41.0% for the quarter and increased to 43.4% from 40.9% for the nine months ended September 30, 1997, as compared to the equivalent periods in 1996.

  Men's and Women's Jewelry gross profit as a percentage of net sales increased to 44.7% from 40.3% for the quarter and to 47.1% from 42.5% for the nine months ended September 30, 1997, as compared to the equivalent periods in 1996. The increase in gross profit percentage for Men's and Women's Jewelry during both the quarter and nine month periods was primarily due to lower merchandise costs, reduced inventory control expenses and more favorable manufacturing variances. The Company temporarily increased jewelry production levels early in 1997 to improve deliveries on certain first quarter shipments. The increase in gross profit for the year-to-date period was also attributable to a more favorable sales mix resulting from reduced shipments of excess and out-of-line merchandise during the first quarter and by the effect of the second quarter returns adjustment described above.

  Gross profit as a percentage of net sales for Men's Leather accessories decreased from 41.3% to 39.3% for the quarter ended September 30, 1997 and increased from 39.0% to 40.1% for the nine month period. Increased shipments of goods to off-price customers and higher inventory control expenses reduced gross profit as a percent of sales during the quarter compared to the corresponding period in 1996. Gross profit for the nine months improved as a percentage of net sales primarily due to reduced merchandise costs.

  Other products' gross profit increased from 43.9% to 57.2% of net sales for the quarter ended September 30, 1997 and decreased from 52.5% to 49.3% for the nine months ended September 30, 1997. The increase during the quarter is primarily due to a more favorable product mix in 1997 as compared to the comparable 1996 period. Gross profit as a percent of sales decreased for the nine months partly because of the year-to-year difference in the adjustment to the reserve for returns recorded during the second quarter, as described above.

  Gross profit discussed by product above includes amounts sold through the Company's factory outlet stores. Gross profit for the factory outlet stores decreased by $118,000 and $663,000 for the quarter and nine months ended September 30, 1997 respectively, primarily due to store closings in each year.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Selling and Administrative Expenses

   Selling and administrative expenses increased $95,000 (.7%) for the quarter ending September 30, 1997, and decreased $716,000 (1.9%) for the nine month period, as compared to the preceding year, principally due to lower administrative costs, including fringe benefits, and reduced provision for bad debts in 1997. During the quarter, increased commission costs related to higher net sales were offset by reduced costs associated with closed factory stores as compared to the corresponding 1996 period. Advertising and promotional expenditures totaled 7.0% and 6.4% of net sales for the nine months ending September 30, 1997 and September 30, 1996, respectively. Total advertising and promotion expenses were lower in 1996 due to the financial constraints which the Company was experiencing at that time. Selling and administrative expenses as a percentage of net sales decreased to 35.8% in 1997 from 40.6% for the quarter compared to the preceding year, primarily due to increased net sales. Selling and administrative expenses decreased to 41.4% in 1997 from 42.1% for the nine months ended September 30, due to the effects of lower costs in 1997, as described above, on slightly lower net sales.

Interest Expense

  Interest expense decreased $33,000 (7%) for the quarter and $432,000 (30%) for the nine months ended September 30, 1997 reflecting reduced borrowing levels during these periods. The Company did not commence substantial current year borrowings under its revolving credit agreement until late in February, 1997.


Provision for Income Taxes

  The Company recorded a provision for income taxes at an effective rate of 39.0% for the quarter and for the nine month period ending September 30, 1997, which approximates blended state and federal statutory rates. The Company recorded a tax benefit during the comparable periods of 1996 at an effective rate of 25%, which is below the federal statutory rate, to reflect the then anticipated utilization of alternative minimum tax credit carryforwards.


Earning (Loss) Per Share

  Average shares outstanding used to compute loss per share are reduced by shares held by the Company's employee stock ownership plan, net of shares deemed to be allocated to participants.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Liquidity and Capital Resources

  The Company's working capital increased $450,000 during the nine months ended September 30, 1997.

  As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables peak during the fourth quarter. The Company generally builds its inventory during the first three quarters of the year to meet the demand for the holiday season. The required cash is provided by a revolving credit facility.

  Cash used in operations for the nine month period totaled
$15,317,000, consisting primarily of increases in   inventories
and accounts receivable. Inventories increased $7,555,000 or 34%
since the end of the preceding year   reflecting seasonal growth
in anticipation of shipments for the upcoming holiday season.
The Company's inventories traditionally are at a seasonal low point at year-end. Accounts receivable increased by $7,301,000 or 40% during the nine months ended September 30, 1997, primarily as a result of merchandise shipments in the third quarter. Accounts receivable allowances decreased due to actual charges processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. These reductions are partially offset by increases resulting from accruals associated with current period activity. The Company continues to focus on asset management as part of its overall program to enhance its competitiveness, productivity and efficiency.

  Cash used in investing activities was $807,000, principally for equipment. Cash provided by financing activities totaled $13,695,000, consisting primarily of net increases in borrowings under the Company's revolving credit agreement. Bank term borrowings were reduced during the period by a $705,000 prepayment required by the loan agreements and by the scheduled quarterly payments of $200,000 which commenced in the second quarter.


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


Date:  November 7, 1997