Form 10-K
period 1997-12-31
SWANK INC
filed 1998-03-30
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                        	Washington, D.C. 20549

                            	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1997

                              	OR

[  ]	Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the transition period from _______________ to _____________

                   	Commission file no. 1-5354

                            SWANK, INC.
     	(Exact name of Registrant as specified in its charter)

           Delaware                                     04-1886990
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)			                  Identification No.)

     6 Hazel Street, Attleboro, Massachusetts             02703
     (Address of principal executive offices)	          (Zip Code)

Registrant's telephone number, including area code: (508) 222-3400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes    X      No

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  /    /

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 6, 1998 was $7,512,688. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
16,514,523 shares of Common Stock as of the close of business on March 6, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to
Stockholders for the fiscal year ended December 31, 1997 - Incorporated by reference into Part II of this Form 10-K.

Portions of the Registrant's Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders -
Incorporated by reference into Part III of this Form
10-K.

                        	PART I


Item 1.	Business.

Swank, Inc. (the "Company") was incorporated on April 17,
1936. The Company is engaged in the manufacture, sale and distribution of men's and women's fashion accessories under the names "Geoffrey Beene", "Pierre Cardin", "Kenneth Cole", "Yves Saint Laurent", "Swank", "Colours by Alexander Julian", "Anne Klein", "Anne Klein II" and "Guess?", among others.

Products

The Company's principal product categories are described below:

Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings, money klips and watches distributed under the names "Geoffrey Beene", "Pierre Cardin", "Kenneth Cole", "Yves Saint Laurent", "Guess?", "Swank", and "Colours by Alexander Julian". Women's jewelry consists principally of necklaces, earrings, pendants, chokers, bracelets, hair ornaments and scarf clips distributed under the names "Anne Klein" and "Anne Klein II" and "Guess?". The Company also manufactures women's jewelry (principally necklaces, brooches, hair accessories and earrings) for private label distribution.

Leather accessories consist primarily of belts, billfolds, wallets, key cases, card holders and suspenders distributed under the names "Geoffrey Beene", "Pierre Cardin", "Kenneth Cole", "Yves Saint Laurent", "Guess?", "Swank" and "Colours by Alexander
Julian". The Company also manufactures leather items for private label distribution.

As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. The Company's bank borrowings are at a peak during the months of August, September, October and November to enable the Company to carry significant amounts of inventory and accounts receivable.

The relative contributions to total net sales and gross profit from the Company's principal product categories for the last three fiscal years and the relative year-to-year changes in such contributions during such period are shown in the following table:

Fiscal Year Ended December 31,
Percentage Change
    1997       1996       1995   	                         1997-96  1996-95
					                           Contribution to Net Sales

 $ 59,186	$  55,988	 $  59,271 	Men's and Women's Jewelry	      6%     (6%)
   75,098 	  72,967	    74,786 	Men's Leather Accessories	      3%     (2%)
    2,790     3,687      6,045  Other* 	                      (24)%   (39%)
 $137,074  $132,642   $140,102  Total Net Sales          	      3%    ( 5%)

					                            Contribution to Gross Profit

$  29,015  $ 26,054	  $ 25,323 		Men's and Women's Jewelry	     11%     6%
   29,077 	  30,325 	   27,335 		Men's Leather Accessories	     (4)%    1%
    1,435     1,867      1,670  	Other*                        (23)%   12%
$  59,527  $ 58,246    $54,328 		Total Gross Profit	             2%     7%


* Includes a men's accessories (gifts) line, which was discontinued during the fourth quarter of fiscal 1995, and certain merchandise sold through factory outlets.

Sales and Distribution

The Company's customers are primarily major retailers within the United States. Sales to the Company's two largest customers accounted for approximately 17% and 13% of consolidated net sales in 1997, 17% and 13% in 1996 and 19% and 12% in 1995, respectively. No other customer accounted for more than 10% of consolidated net sales during such fiscal years. Exports to foreign countries accounted for 8%, 9% and 7% of consolidated net sales in each of the Company's fiscal years ended December 31, 1997, 1996 and 1995, respectively.

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

In addition to the sale of the Company's products through wholesale channels, the Company sells certain of its products at retail in 17 Company-operated factory outlet stores located in 11 states.

Manufacturing

Items manufactured by the Company accounted for approximately 63% of total sales. The Company manufactures and/or assembles jewelry products at the Company's plant in Attleboro, Massachusetts and manufactures leather goods at the Company's plant in Norwalk, Connecticut. Raw materials are purchased in the open market from a number of suppliers and are readily available.

Items not manufactured by the Company include wallets and certain jewelry, leather items, belt buckles, and other accessories which are purchased domestically or imported from countries in Europe, South America, Central America and the Far
East.

Advertising Media and Promotion

Substantial expenditures on advertising and promotions are an integral part of the Company's business. Approximately 7% of net sales was expended on promotions in 1997, of which approximately 1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television, and approximately 6% was for fixtures, displays, point-of-sale materials, cooperative advertising and other in-store promotions.

Competition

The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, David Donahue in men's jewelry; Rolfs, Mundy and retail private label programs in small leather goods; Trafalgar, Salant, Humphrey, Textan, Tandy Brands Accessories, Inc. and private label programs in men's belts; and Monet, Carol Lee and Victoria Creations in women's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to make improvements on its present products and to offer the public high quality merchandise at popular prices.

Patents, Trademarks and Licenses

		The Company owns the rights to various trademarks, trade names and copyrights and has exclusive licenses in the United
States for, among other things, (i) men's and women's leather accessories under the name "Pierre Cardin", (ii) men's costume jewelry under the name "Pierre Cardin", (iii) women's jewelry under the names "Anne Klein" and "Anne Klein II", (iv) men's jewelry and leather accessories under the names "Yves Saint Laurent", "Geoffrey Beene", "Kenneth Cole" and "Colours by Alexander Julian", and (v) men's leather accessories and men's and women's jewelry under the name "Guess?". The Company's "Pierre Cardin", "Yves Saint
Laurent", "Geoffrey Beene", "Kenneth Cole", "Anne Klein", "Anne
Klein II" and "Guess?" licenses may be considered material to the Company's business. The "Pierre Cardin" licenses provide for percentage royalty payments not exceeding 5% of sales. The "Anne
Klein" and "Anne Klein II" license provides for percentage royalty payments not exceeding 6% of sales. The "Guess?" and "Geoffrey
Beene" licenses provide for percentage royalty payments not exceeding 7% of sales. The "Yves Saint Laurent" and "Kenneth Cole" licenses provide for percentage royalty payments not exceeding 8% of sales. The license agreements generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's Geoffrey Beene licenses expire June 30, 1999. The
Company's licenses to distribute "Pierre Cardin" jewelry and leather accessories expire December 31, 1999. The Company's "Anne Klein" and "Anne Klein II" license expires December 31, 1999. The Company's "Guess?" licenses expire June 30, 2000. The Company's
"Kenneth Cole" licenses expire December 31, 1999 (jewelry) and 2000 (leather accessories). The Company's "Yves Saint Laurent" licenses expire December 31, 2001.

Employees

The Company has approximately 1,280 employees, of whom approximately 925 are production employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

Item 2.	Properties.

The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. The Company manufactures and/or assembles jewelry products at this facility.

The Company's national and international sales offices, executive offices and regional sales offices are located in leased premises at 90 Park Avenue, New York City. The leases of such pre-mises expire in 2000. Regional sales offices are also located in leased premises in Beverly Hills, Chicago, Atlanta, Dallas and a branch office is leased in Scottsdale. The leases for the preceding premises expire from 1998 to 2003. Collectively, these offices contain approximately 26,700 square feet.

The Company also leases a warehouse containing approximately 242,000 square feet in Taunton, Massachusetts, which is used for the distribution of men's and women's jewelry, leather goods and other accessories. One of the Company's factory stores is also located at the Taunton location. The lease for these premises expires in 2001.

Men's belts and certain other leather accessories are manufactured in premises consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres, owned by the Company in Norwalk, Connecticut.

The Company's manufacturing and distribution facilities are equipped with modern machinery and equipment, substantially all of which is owned by the Company. In management's opinion, the Company's properties, machinery and equipment are adequate for the conduct of the respective businesses to which they relate.

The Company presently operates 16 additional factory outlet stores at locations other than those described above. These stores have leases with terms not in excess of five years and contain in the aggregate approximately 35,000 square feet.

Item 3.	Legal Proceedings.

(a)	On June 7, 1990, the Company received notice from
the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company nor necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, has entered into an Administrative Order pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the site.

It is the position of the PRPs who have undertaken to perform the RI/FS at the Massachusetts Superfund site that the remedial investigation has been completed. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $1,932,928 as of December 31, 1997. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%.

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

In September 1991, the Company entered into a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario cost estimates for remediation of the ground water at the site range from approximately $2.8 million to approximately $7.8 million. Based on current participation, the Company's share is 7.99% of approximately 75% of the costs.

(b)	No material pending legal proceedings were
terminated during the three-month period ended December 31, 1997.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.


Executive Officers of the Registrant

The executive officers of the Company are as follows:

        Name           	Age	                   Title


Marshall Tulin         	80	           Chairman of the Board and
                                      Director

John A. Tulin	          51	           President and Director

James E. Tulin	         46	           Senior Vice President -
                                      Merchandising and
			 		      	                         Director

Richard V. Byrnes, Jr.  38 	         Senior Vice President -
                                     Operations

Paul Duckett	           57	          Senior Vice President -
                                     Distribution and Retail
					                               	Store Operations

Melvin Goldfeder	       61	          Senior Vice President - Special
                                     Markets	Division

Eric P. Luft	           42	          Senior Vice President - Men's
                                     Division

Lewis Valenti	          58	          Senior Vice President - Women's
                                     Division

Christopher F. Wolf    	49 	         Senior Vice President,
                                     Chief Financial Officer,
                                					Treasurer and Secretary


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

James E. Tulin has been Senior Vice President-
Merchandising since October 1995. For more than five years prior to October 1995, Mr. Tulin served as a Senior Vice President of the Company. Mr. Tulin has been a director of the Company since 1985.

Richard V. Byrnes, Jr. has been Senior Vice President-
Operations since October 1995.  Mr. Byrnes joined the Company in
December 1991 as a Divisional Vice President of the Crestline
Division and was elected a Vice President in April 1994. Prior to joining the Company, Mr. Byrnes was a consultant with the accounting firm of Coopers & Lybrand L.L.P.

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

Christopher F. Wolf joined the Company as Senior Vice
President, Chief Financial Officer, Treasurer and Secretary in
October 1996. For more than the five years prior to joining the Company, Mr. Wolf was a partner in the accounting firm of Coopers
& Lybrand L.L.P..

Each officer of the Company serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.


                            	PART II

Item 5.	Market for the Registrant's Common Equity and Related
Stockholder Matters.


The information called for by this Item 5 with respect to market information and the number of holders of the Registrant's Common Stock is incorporated herein by reference to the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report"), which is Exhibit 13 to this Annual Report on Form 10-K.

The Company's financing agreements with its lenders prohibit the payment of cash dividends on the Company's Common
Stock (see "Management's Discussion and Analysis of
Financial Condition and Results of Operations" incorporated by reference in Item 7 of this Report). The Company has not paid any cash dividends on its Common Stock in the last ten years and has no current expectation that cash dividends will be paid in the foreseeable future.

Item 6.	Selected Financial Data.

The information called for by this Item 6 is incorporated herein by reference to the information under the caption "Financial Highlights" on page 1 of the Company's 1997 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The information called for by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations" on pages 2-5 of the Company's 1997 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market
Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item 8 is incorporated herein by reference to the information under the following captions on pages 6-15 of the Company's 1997 Annual Report:

I.	  Consolidated Balance Sheets as of December 31, 1997 and 1996.

II. 	Consolidated Statements of Operations for each of
     the three years ended December 31, 1997, 1996 and 1995.

III.	Consolidated Statements of Changes in Stockholders'
     Equity for each of the three years ended December 31, 1997, 1996 and 1995.

IV. 	Consolidated Statements of Cash Flows for each of
     the three years ended December 31, 1997, 1996 and 1995.

 .	  	Notes to Consolidated Financial Statements.

 .  		Report of Independent Accountants.

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.


 	None


                          	PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information called for by this Item 10 (except for information as to the Company's executive officers, which information appears following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Act of 1934, as amended (the "1998 Proxy Statement").

Item 11.	Executive Compensation.

The information called for by this Item 11 is incorporated herein by reference to the 1998 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management.

The information called for by this Item 12 is incorporated herein by reference to the 1998 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information called for by this Item 13 is incorporated herein by reference to the 1998 Proxy Statement.

                         	PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

	(a)	Documents filed as part of this Report

     1.	Financial Statements filed as part of this Report:

        The financial statements of the Company
        included on pages 6-15 of the 1997
        Annual Report are incorporated herein
        by reference to Item 8 of this Annual
        Report on Form 10-K.

     2.	Financial Statement Schedules filed as part of this
        Report:

        The following financial statement
        schedule  and the Report of
        Independent Accountants thereon are
        submitted herewith in response to
        Item 14(d) of Part IV of this Annual
        Report on Form 10-K:

       Report of Independent Accountants on Financial
       Statement Schedule

       Financial Statement Schedule for years ended
       December 31, 1997,1996 and 1995:

       II.	Valuation and Qualifying Accounts

   (b)	Current Reports on Form 8-K during the quarter ended
       December 31, 1997

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

3.02     By-Laws of the Company, as amended to date.  (Exhibit
3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incor-porated herein by reference).

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

10.01.2  	Amendment effective as of October 30, 1995 to
Employment Agreement between the Company and Marshall Tulin.
(Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

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

10.02.2  	Amendment dated as of January 1, 1997 to Employment
Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

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

10.03.3  	Amendment dated as of January 1, 1997 to Employment
Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.04  	 1987 Incentive Stock Option Plan of the Company.
(Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.05   	Form of Termination Agreement effective January 1, 1996
between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.07 to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.06  	 Termination Agreement effective October 1, 1996
between the Corporation and Christopher Wolf. (Exhibit 10.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.07   	Deferred Compensation Plan of the Company dated
as of January 1, 1987. (Exhibit 10.12 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

10.08   	Agreement dated as of July 14, 1981 between the
Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit
10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference).

10.09   	The New Swank, Inc. Retirement Plan Trust Agreement
dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees.
(Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).

10.10   	Plan of Recapitalization of the Company dated as of
September 28, 1987, as amended (Exhibit 2.01 to Post-Effective
Amendment No.1 to the Company's S-4 Registration Statement,
File No.33-19501, filed on February 9, 1988, is incorporated herein by reference).

10.11  	 Key Employee Deferred Compensation Plan. (Exhibit 10.17
to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.11.1	 First Amendment effective January 1, 1997 to Key
Employee Deferred Compensation Plan. (Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.12  	 1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15
to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.12.1 	Stock Option Contracts dated as of December 31, 1994
between the Company and each of Mark Abramowitz  and Raymond
Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.12.2 	Stock Option Contract dated as of April 20, 1995
between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.12.3 	Stock Option Contract dated as of April 20, 1995
between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.12.4	 Stock Option Contract dated December 12, 1995 between
the Company and John J. Macht.  (Exhibit 10.15.5 to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.12.5	 Stock Option Contracts dated as of July 31, 1996
between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.13 	  Stock Option Contracts dated as of April 24, 1997
between the Company and Mark Abramowitz, Raymond Vise and John
J. Macht.*

10.14   	Stock Option Contract dated as of October 1, 1996
between the Company and Christopher F. Wolf. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.15   	Employment Agreement dated as of  October 1, 1996,
between the Company and Christopher F. Wolf. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.16   	Letter Agreement effective August 1, 1996 between
the Company and John J. Macht. (Exhibit 10.18 to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1996, File No. 1-5354, is incorporated herein by reference).

13	     1997 Annual Report to Stockholders.*

21.01	  Subsidiaries of the Company. (Exhibit 22.01 to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1992, File No. 1-5354, is incorporated herein by reference).

23.01	  Consent of independent accountants.*

27      Financial Data Schedule.*

___________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                REPORT OF INDEPENDENT ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders of Swank, Inc.
   Attleboro, Massachusetts


	Our report on the consolidated financial statements of Swank, Inc. has been incorporated by reference in this Form 10-K from page 15 of the 1997 Annual Report to Stockholders of Swank, Inc.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 10 of this Form 10-K.

	In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

					                         	/s/ Coopers & Lybrand L.L.P.



Boston, Massachusetts
February 13, 1998

                           Swank, Inc.
    Schedule II - Valuation and Qualifying Accounts and Reserves

Column A	                                Column B	    Column C 	       Column D   	      Column E
                                      	Balance at	   Additions		                          Balance
                                      	 Beginning	     Charged 	                           End of
                                      	 of Period	  to Expense	      Deductions	           Period

For the year ended December 31, 1997

Reserve for Receivables
allowance for doubtful accounts        $1,481,000      $92,000 (G)      $73,000 (A)    $1,500,000
Allowance for cash discounts              176,000    1,427,000 (H)    1,376,000 (B)       227,000
Allowance for customer returns          4,826,000    7,025,000 (F)    6,638,000 (C)     5,213,000
Allowance for cooperative advertising     537,000    1,106,000 (G)    1,187,000 (D)       456,000
Allowance for in-store markdowns        3,443,000    5,717,000 (G)    6,850,000 (E)     2,310,000
Total                                  10,463,000   15,367,000       16,124,000         9,706,000

Reserve for inventory obsolescence        574,000      439,000 (I)      139,000 (J)       874,000


For the year ended December 31, 1996

Reserve for Receivables
Allowance for doubtful account        $1,050,000      $631,000 (G)     $200,000 (A)    $1,481,000
Allowance for cash discounts              91,000     1,368,000 (H)    1,283,000 (B)       176,000
Allowance for custumer returns         4,504,000     6,528,000 (F)    6,206,000 (C)     4,826,000
Allowance for cooperative advertising    652,000     1,094,000 (G)    1,209,000 (D)       537,000
Allowance for in-store markdowns       2,800,000     6,120,000 (G)    5,477,000 (E)     3,443,000
Total                                  9,097,000    15,741,000       14,375,000        10,463,000

Reserve for inventory obsolescence             0       574,000 (I)            0           574,000

For the year ended December 31, 1995

Reserve for Receivables
Allowance for doubtful accounts        1,100,000       805,000 (G)      855,000 (A)     1,050,000
Allowance for cash discounts             500,000     1,517,000 (H)    1,926,000 (B)        91,000
Allowance for custumer returns         4,661,000     9,255,000 (F)    9,412,000 (C)     4,504,000
Allowance for cooperative advertising    703,000     1,227,000 (G)    1,278,000 (D)       652,000
Allowance for in-store markdowns       2,520,000     6,121,000 (G)    5,841,000 (E)     2,800,000
Total                                  9,484,000    18,925,000       19,312,000         9,097,000


(A) Bad debts charged off as uncollectible, net of reserves.
(B) Cash discounts taken by customers.
(C) Customer returns.
(D) Credits issued to customers for cooperative advertising.
(E) Credits issued to customers for in-store markdowns.
(F) Net reduction in sales and cost of sales.
(G) Located in selling and administrative.
(H) Located in net sales.
(I) Located in cost of sales.
(J) Inventory charged off.


                       	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998			           SWANK, INC.
                                   (Registrant)


                                   By:   /s/  Christopher F. Wolf

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


  Signature                         Title                        Date
/s/ John A. Tulin          President and Director
John A. Tulin				           (principal executive officer)  	March 30, 1998

/s/ Christopher F. Wolf    Senior Vice President,
Christopher F. Wolf  	      Chief Financial Officer,
                            Treasurer and Secretary	        March 30, 1998
                            (principal financial and
                            accounting officer)

/s/ Mark Abramowitz         Director		                      March 30, 1998
Mark Abramowitz

/s/ John J. Macht           Director		                      March 30, 1998
John J. Macht

  Signature                        Title                       Date

/s/ James E. Tulin         Director				                    March 30, 1998
James E. Tulin


/s/ Marshall Tulin        	Director				                    March 30, 1998
Marshall Tulin


/s/ Raymond Vise           Director				                    March 30, 1998
Raymond Vise

                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549





                             EXHIBITS
                                to
                     ANNUAL REPORT ON FORM 10-K
                         FOR THE FISCAL YEAR
                       ENDED DECEMBER 31, 1997



                           SWANK, INC.

                         EXHIBIT INDEX

Exhibit               Description                        Page No.
No.


3.01	   	Restated Certificate of Incorporation of the
         Company dated May 1, 1987, as amended to date.
         (The first exhibit to the Company's Quarterly
         Report on Form 10-Q for the quarter ended
         March 31, 1995, File No. 1-5354, is
         incorporated herein by reference).

3.02   		By-Laws of the Company, as amended to date.
         (Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995, File No. 1-5354, is incor-porated herein by reference).

4.01  	 	Form of Certificate of Designation of the
         Series A Participating Preferred Stock and
         Series B Participating Preferred Stock.
         (Exhibit A to Annex 1 to the Proxy
         Statement/Prospectus contained in the Com-pany's Registration Statement, File No.33-
         19501, filed on January 4, 1988, is
         incorporated herein by reference).

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
         as of May 24, 1996 between the Company and the Agent. (Exhibit 4.03 to the Company's Annual
         Report on Form 10-K for the fiscal year ended
         December 31, 1995, File No. 1-5354, is incor-porated herein by reference).

4.04	   	Amended and Restated Security Agreement dated
         as of May 24, 1996 between Swank Sales
         International (V.I.), Inc. and the Agent.
         (Exhibit 4.04 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995, File No. 1-5354, is incor-porated herein by reference).

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

4.08.1 	 Mortgage and Security Agreement
         (Massachusetts), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by the Company to IBJ Schroder Bank &
         Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders.
         (Exhibit 4.08.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995, File No. 1-5354, is incor-porated herein by reference).

4.08.2		 Open End Mortgage, Assignment of
         Rents and Security Agreement (Connecticut), dated as of May 24, 1996, in the maximum principal amount of $25,000,000, made by the Company to IBJ Schroder Bank & Trust Company, as ACM Agent for itself and as agent for ratable benefit of the Lenders. (Exhibit
         4.08.2 to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

4.08.3 		FSC Security Agreement dated May 24,
         1996 between Swank International (V.I.), Inc.
         and IBJ Schroder Bank and Trust Company, as
         Agent. (Exhibit 4.08.2 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

4.08.4	 	Pledge and Security Agreement dated
         as of May 24, 1996 between the Company and IBJ
         Schroder Bank and Trust Company, as ACM Agent.
         (Exhibit 4.08.4 to the Company's Annual
         Report on Form 10-K for the fiscal year ended
         December 31, 1995, File No. 1-5354, is incor-porated herein by reference).

10.01  		Employment Agreement dated June 20,
         1991 between the Company and Marshall Tulin.
         (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1991, File No. 1-5354, is
         incorporated herein by reference).+

10.01.1 	Amendment dated as of September 1, 1993 to
         Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
         1-5354, is incorporated herein by reference).+

10.01.2 	Amendment effective as of October 30, 1995 to
         Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the
         Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No.
         1-5354, is incorporated herein by reference).+

10.02  		Employment Agreement dated as of
         January 1, 1990 between the Company and John
         Tulin.  (Exhibit 10-03 to the Company's Annual
         Report on Form 10-K for the fiscal year ended
         December 31, 1989, File No. 1-5354, is
         incorporated herein by reference).+

10.02.1	 Amendments dated as of September 1, 1993 and
         September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File
         No. 1-5354, is incorporated herein by
         reference).+

10.02.2 	Amendment dated as of January 1, 1997 to
         Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.03	 	 Employment Agreement dated as of
         March 1, 1989 between the Company and James
         Tulin.  (Exhibit 10.05 to the Company's Annual
         Report on Form 10-K for the fiscal year ended
         December 31, 1988, File No. 1-5354, is
         incorporated herein by reference).+

10.03.1 	Amendment dated as of January 4, 1990 to
         Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

10.03.2	 Amendment dated as of September 1, 1993 to
         Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.03.3 	Amendment dated as of January 1, 1997 to
         Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No.
         1-5354, is incorporated herein by reference).+

10.04 		1987 Incentive Stock Option Plan of
        the Company.  (Exhibit 10.05 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.05 		Form of Termination Agreement
        effective January 1, 1996 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.07 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No.
        1-5354, is incorporated herein by reference).+

10.06 		Termination Agreement effective
        October 1, 1996 between the Corporation and
        Christopher Wolf.  (Exhibit 10.08 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No.
        1-5354, is incorporated herein by reference).+

10.07 		Deferred Compensation Plan of the
        Company dated as of January 1, 1987. (Exhibit
        10.12 to the Company's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

10.08 	 Agreement dated as of July 14, 1981
        between the Company and Marshall Tulin, John
        Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit
        10.12(b) to the Company's Annual Report on
        Form 10-K for the fiscal year ended December
        31, 1981, File No. 1-5354, is incorporated herein by reference).


10.09		 The New Swank, Inc. Retirement Plan
        Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John
        Tulin and Raymond Vise, as co-trustees.
        (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1994, File No. 1-5354, is
        incorporated herein by reference).

10.10	 	Plan of Recapitalization of the
        Company dated as of September 28, 1987, as amended (Exhibit 2.01 to Post-Effective
        Amendment No.1 to the Company's S-4
        Registration Statement, File No.33-19501, filed on February 9, 1988, is incorporated herein by reference).

10.11 		Key Employee Deferred Compensation
        Plan. (Exhibit 10.17 to the Company's Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 1993, File No. 1-5354, is
        incorporated herein by reference).+

10.11.1	First Amendment effective January 1, 1997 to
        Key Employee Deferred Compensation Plan.
        (Exhibit 10.14.1 to the Company's Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 1996, File No. 1-5354, is
        incorporated herein by reference).+

10.12	 	1994 Non-Employee Director Stock
        Option Plan.  (Exhibit 10.15 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.12.1	Stock Option Contracts dated as of December 31,
        1994 between the Company and each of Mark
        Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form
        10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.12.2	Stock Option Contract dated as of April 20,
        1995 between the Company and Raymond Vise.
        (The third exhibit to the Company's Quarterly
        Report on Form 10-Q for the quarter ended
        March 31, 1995, File No. 1-5354, is incor-porated herein by reference).+

10.12.3	Stock Option Contract dated as of April 20,
        1995 between the Company and Mark Abramowitz.
        (The fifth exhibit to the Company's Quarterly
        Report on Form 10-Q for the quarter ended
        March 31, 1995, File No. 1-5354, is incor-porated herein by reference).+

10.12.4	Stock Option Contract dated December 12, 1995
        between the Company and John J. Macht.
        (Exhibit 10.15.5 to the Company's Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 1995, File No. 1-5354, is
        incorporated herein by reference).+

10.12.5	Stock Option Contracts dated as of July 31,
        1996 between the Company and each of Mark
        Abramowitz, Raymond Vise and John J. Macht.
        (Exhibit 10.15.5 to the Company's Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 1996, File No. 1-5354, is
        incorporated herein by reference).+

10.13 		Stock Option Contracts dated as of
        April 24, 1997 between the Company and Mark
        Abramowitz, Raymond Vise and John J. Macht.*

10.14 		Stock Option Contract dated as of
        October 1, 1996 between the Company and
        Christopher F. Wolf.  (Exhibit 10.16 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No.
        1-5354, is incorporated herein by reference).+

10.15	 	Employment Agreement dated as of
        October 1, 1996, between the Company and
        Christopher F. Wolf.  (Exhibit 10.17 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No.
        1-5354, is incorporated herein by reference).+

10.16 		Letter Agreement effective August 1,
        1996 between the Company and John J. Macht.
        (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1996, File No. 1-5354, is
        incorporated herein by reference).

13	    	1997 Annual Report to Stockholders.*

21.01	 	Subsidiaries of the Company. (Exhibit
        22.01 to the Company's Annual Report on Form
        10-K for the fiscal year ended December 31, 1992, File No. 1-5354, is incorporated herein by reference).

23.01	 	Consent of independent accountants.*

27	   	 Financial Data Schedule.*


___________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.