Form 10-Q
period 1998-03-31
SWANK INC
filed 1998-05-13
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                     	WASHINGTON, DC 20549
                       	-----------------
                						       FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 	OF 1934

	   	For the quarterly period ended     March 31, 1998

                         					 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 	OF 1934
For the transition period from               to _________

				          Commission file number   1-5354

                            SWANK, INC.
        (Exact name of registrant as specified in its charter)
  Delaware                                	   	   04-1886990
(State or other jurisdiction      (IRS employer identification
  of incorporation 				            Number)
  or organization)

6 Hazel Street, Attleboro, Massachusetts                02703
(Address of principal executive offices)          		(Zip code)

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
                						Yes         No

      			    APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class      	          Shares Outstanding on April 30, 1998
Common stock, $.10 par value 	                           16,514,523


                                 	SWANK, INC.
                       PART I - FINANCIAL STATEMENTS
   Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                           (Dollars in thousands)

                                                   March 31, 1998 December 31, 1997
          ASSETS

Current:

  Cash and cash equivalents                              $  1,057          $  1,235
  Accounts receivable, less allowances
   of $8,566 and $9,706                                    15,165            12,173
  Inventories, at the lower of cost or market

          Raw materials                            4,252             4,341
          Work in process                          7,328             6,758
          Finished goods                          20,878   32,458   19,868    30,967
  Deferred income taxes                                     3,242              3,242
  Prepaid and other                                         1,139              1,223

          Total current assets                             53,061             48,840



Property, plant and equipment, at cost            26,004            25,802
 less accumulated depreciation and amortization   20,036    5,968   19,645     6,157
Other assets                                                5,331              4,952

Total assets                                             $ 64,360           $ 59,949


          LIABILITIES
Current:
  Notes payable to banks                                 $  12,303          $  7,517
  Current portion of long-term debt                            800             1,804
  Term loan classified as current                            1,068             1,295
  Accounts payable                                           4,095             4,391
  Accrued employee compensation                              3,356             5,077
  Income taxes payable                                         689               253
  Other current liabilities                                  5,010             4,148

          Total current liabilities                         27,321            24,485


Long-term obligations                                        8,893             8,603

Total liabilities                                           36,214            33,088

          STOCKHOLDERS' EQUITY

Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,848,042 and 16,843,042 shares                  1,685             1,684
Capital in excess of par value                                 738               570
Retained earnings                                           26,432            25,623

Deferred employees' benefits
0 and 514,437 shares                                                            (307)
Treasury stock 333,519 and 333,519 shares                     (709)             (709)

          Total stockholders' equity                         28,146           26,861

Total liabilities and stockholders' equity                 $ 64,360         $ 59,949


The accompanying notes are an integral part of the condensed consolidated financial statements.



                               SWANK, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
	               (Dollars in thousands except per share data)
                    ---------------------------------



					                                             1998		       1997

Net Sales                                      $33,630       $27,567
Cost of goods sold                              19,485        14,729
Gross profit                                    14,145        12,838
Selling and administrative expenses             12,571        12,538
Income from operations                           1,574           300
Interest charges, net                              248           224
Income before income taxes                       1,326            76
Provision for income taxes                        (517)          (30)
Net income                                        $809           $46
Share and per share information:

Weighted average common shares outstanding  16,511,844    16,501,921
Net income per common share                      $0.05         $0.00
Weighted average common shares outstanding
 assuming dilution                          16,748,913    16,501,921
Net income per common share assuming
 dilution                                        $0.05         $0.00

The accompanying notes are an integral part of the condensed consolidated financial statements.




                              SWANK, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                      	(Dollars in thousands)
                         --------------


				                                                     1998	         1997
Cash flow from operating activities:

Net income                                            $   809        $   46

Adjustments to reconcile net income
 to net cash used in operations:

     Depreciation and amortization                        492           454
     Decrease in receivable allowances                 (1,140)       (1,657)
     Increase in post retirement benefits                  75            75

Changes in assets and liabilities
  Increase in accounts receivable                      (1,852)         (191)
  Increase in inventory                                (1,491)       (1,827)
  Decrease in prepaid and other                            23           387
  Increase in other assets                               (379)         (164)
  Decrease in accounts payable, accrued and
   other liabilities                                     (444)       (3,358)

               Net cash used in operations             (3,907)       (6,235)

Cash flow from investing activities:

  Capital expenditures                                   (203)         (213)

               Net cash used in investing activities     (203)         (213)

Cash flow from financing activities:

  Borrowing under revolving credit agreements          18,023         8,253
  Payments of revolving credit obligations            (13,237)       (3,219)
  Principal payments on long-term obligations            (827)         (705)
  Payments of capital lease obligations                   (32)          (79)
  Advance to retirement plan                                            (21)
  Proceeds from exercise of employee stock options          5

               Net cash provided by financing
                activities                              3,932         4,229

  Net decrease in cash and cash equivalents              (178)       (2,219)

  Cash and cash equivalents at beginning of period      1,235         2,871

  Cash and cash equivalents at end of period          $ 1,057       $   652


The accompanying notes are an integral part of the condensed consolidated financial statements.




Notes to Condensed Consolidated Financial Statements
(Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 1998 and 1997. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in financial statements included in the Company's 1997 Annual Report to Stockholders which was incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the three month period ended March 31, 1998, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1997 annual report.

(3) The following table sets forth the computation of net income per share for the quarters ending March 31, 1998 and March
31, 1997 (in thousands, except for share and per share data):



                                                Quarter Ended Quarter Ended
                                                      3/31/98       3/31/97

Numerator:
Net income                                              $ 809         $ 46

Denominators:
Weighted average common shares outstanding         16,511,844   16,501,921
  used in computing net income per common share
Effect of dilutive options                            237,069            0
Shares used in computing net income per common
 share assuming dilution                           16,748,913   16,501,921

Net income per common share                             $0.05        $0.00
Net income per common share assuming dilution           $0.05        $0.00


(4) During the quarter ended March 31, 1998, the Company fulfilled its previously recorded commitment to allocate 514,437 shares to the individual accounts of participants in the stock ownership component of the Company's retirement plan. As a result of the allocation, deferred employee benefits was reduced by $307,000, accrued employee compensation was reduced by $470,000 and capital in excess of par value was increased by $163,000. Income before taxes for the quarter ending March 31, 1998 includes $300,000 in net non-recurring income.

(5) In April 1998, the Company prepaid, in full, the remaining principal balance outstanding on the Term Loan and applicable fees utilizing borrowings under the Company's existing revolving credit facility.


Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)

(6) Change in Accounting Principle. Effective January 1, 1998, the Company adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income consisting of unrealized gains and losses on marketable securities, net of income tax, was:


                                     Quarter Ended       Quarter Ended
                                           3/31/98             3/31/97
                                                 (In thousands)

Net income	                                  $ 809       	        $ 46
Other comprehensive income (loss)               20       	          (2)

	Total comprehensive income                  $ 829        	       $ 44




Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations


Results of Operations

     As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring and Fall seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis as the timing of sales and related income between quarters can be affected by the availability of materials, retail sales and fashion trends. These factors may affect the shift of volume between quarters within a season differently in one year than another. Due to seasonality and other factors, the results of the quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

     Net sales for the quarter ended March 31, 1998 were $33,630,000, an increase of $6,063,000 or 22% compared to the quarter ended March 31, 1997.

	Men's and Women's Jewelry net sales increased $2,626,000 or 20% for the quarter and Men's Leather Accessories sales rose
$3,454,000 or 25%.   The improvement in Men's and Women's
Jewelry net sales was principally due to increased domestic shipments of Women's Guess? jewelry and to increased sales to both new and existing mass merchandising customers.  Sales of
Men's Leather Accessories in 1998 reflect increased spring shipments of certain new Men's designer lines of merchandise which were introduced  in 1997 and  increased disposition of excess and out of line merchandise relative to the same period last year. The Company has obtained a license to market a line of men's accessories under the "Claiborne" name. Shipments of merchandise under this line are anticipated to begin with the
fall 1998 season.   In addition, sales of Men's Leather
Accessories during the quarter ended March 31, 1997 may have been adversely affected by a reduction in orders of established products by certain retailers pending the availability of the new Men's designer lines. Factory outlet sales constituted less than 5% of consolidated net sales in the quarters ended March 31, 1998 and 1997. Management believes that factory outlets remain a valuable distribution channel for the disposition of excess inventory and/or discontinued inventory.


Gross Profit

     Gross profit for the quarter ended March 31, 1998 increased $1,307,000 or 10%. Gross profit for Men's and Women's
Jewelry and Men's Leather Accessories increased $648,000 (9%) and $646,000 (11%), respectively, during the quarter, reflecting higher sales volume in both categories.

	Gross profit expressed as a percentage of net sales decreased to 42.1% from 46.6% for the quarter. Gross profit for Men's and Women's Jewelry decreased to 47.7% from 52.2% and declined to 36.6% from 41.1% for Men's Leather Accessories.
The decrease in gross profit during the quarter is due principally to higher product costs resulting from a less favorable product mix, including disposition of excess and out of line merchandise, increased royalty expenses, certain non-recurring costs and a reduction in favorable overhead variances incurred in connection with jewelry manufacturing compared to the quarter ended March 31, 1997. The Company temporarily increased jewelry production levels during 1997's first quarter in order to improve delivery positions on certain merchandise programs, primarily for shipment during that quarter.



Item 2. Management's Discussion and Analysis of the Financial
Condition and  Results of Operations (continued)

	Customer returns through March 31, 1998 are within the estimates utilized in establishing the allowance for customer returns as of December 31, 1997. First quarter adjustments to the allowance in 1998 and 1997 include routine accruals for estimated returns on current period sales and charges for actual returns received through March 31. The extent of the variance, if any, of actual 1998 returns from the allowance established at December 31, 1997 will be finally determined during the second quarter and recorded at that time.

Selling and Administrative Expenses

     Selling and administrative expenses increased $33,000 or .3% for the quarter ending March 31, 1998. Increases in sales compensation and other variable expenses related to the higher shipments during the quarter were largely offset by non-recurring reductions in expense. Total advertising and promotional expenditures totaled 6.2% and 8.4% of net sales for the quarters ending March 31, 1998 and March 31, 1997, respectively. Selling and administrative expenses as a percent of net sales decreased to 37.4% from 45.5% primarily due to the increase in net sales.

Interest Expense

	Net interest expense increased $24,000 or 11% for the quarter ended March 31, 1998 reflecting higher borrowing levels under the Company's revolving credit agreement, partially offset by lower term loan borrowings compared to last year. During the quarter ended March 31, 1997, the Company did not commence substantial borrowings under its revolving credit agreement until late February 1997. Net interest expense for the quarter ended March 31, 1998 is net of approximately $78,000 in non-recurring interest income .

Provision for Income Taxes

     The Company recorded a provision for income taxes at an effective rate of 39.0% for the quarters ending March 31, 1998 and March 31, 1997 which approximates blended state and federal statutory rates.

Liquidity and Capital Resources

     The Company's working capital increased $1,385,000 during the quarter ended March 31, 1998.

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

Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

	  Cash used in operations for the quarter totaled $3,907,000, consisting primarily of increases in accounts receivable and inventory balances and reductions in receivable
allowances.   Inventory levels increased $1,491,000 or 5%
during the quarter reflecting seasonal growth and increases associated with stocking to support the Company's new Men's designer lines introduced in 1997. The Company's inventories traditionally are at a seasonal low point at year end. The Company continues to focus on asset management as part of its overall program to enhance its competitiveness, productivity and efficiency. Accounts receivable increased $1,852,000 or 8% due to increased sales volume during the quarter. Accounts receivable allowances decreased due to actual charges processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns primarily relating to 1997. These reductions are partially offset by increases resulting from accruals associated with current period sales activity.

	Cash used in investing activities was $203,000 for capital expenditures. Cash provided by financing activities totaled $3,932,000 consisting primarily of net borrowings under the Company's revolving credit agreement offset by repayments of
bank term borrowings including a   $627,000 prepayment as
required by the loan agreement. In April 1998, the Company prepaid, in full, the remaining principal balance outstanding on the term loan and applicable fees utilizing borrowings under the Company's existing revolving credit facility.


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


Date:       May 13, 1998