Form 10-Q
period 1998-06-30
SWANK INC
filed 1998-08-07
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                            -----------------
                                     FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934

     For the quarterly period ended     June 30, 1998

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934

     For the transition period from __________ to _________

                    Commission file number   1-5354

                           SWANK, INC.
(Exact name of registrant as specified in its charter)
  Delaware                                           04-1886990
 (State or other jurisdiction           (IRS employer
  of incorporation or organization)      identification Number)

 6 Hazel Street, Attleboro, Massachusetts                 02703
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
                        Yes _____   No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

  Title of Class                   Shares Outstanding on July 31, 1998
Common stock, $.10 par value                      16,544,523

                                 SWANK, INC.
                         PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                             (Dollars in thousands)


                                     June 30, 1998       December 31, 1997
          ASSETS
Current:
  Cash and cash equivalents                 $  256                $  1,235
  Accounts receivable, less
   allowances of $6,326 and $9,706          12,595                  12,173
  Inventories, at the lower of
   cost or market
          Raw materials             7,341               4,341
          Work in process           7,124               6,758
          Finished goods           24,437   38,902     19,868    30,967
  Deferred income taxes                      3,242                3,242
  Prepaid income taxes                         960                    -
  Prepaid and other                            876                1,223

          Total current assets              56,831               48,840


Property, plant and equipment,     26,271              25,802
 at cost
    less accumulated depreciation  20,409    5,862     19,645     6,157
     and amortization
Other assets                                 5,385                4,952

  Total assets                            $ 68,078             $ 59,949

          LIABILITIES
Current:
  Notes payable to banks                 $  16,655             $  7,517
  Current portion of long-term                 364                1,804
   debt
  Term loan classified as current                -                1,295
  Accounts payable                           6,561                4,391
  Accrued employee compensation              3,939                5,077
  Income taxes payable                           -                  253
  Other current liabilities                  4,432                4,148

          Total current                     31,951               24,485
           liabilities

Long-term obligations                        8,456                8,603

          Total liabilities                 40,407               33,088

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares                    -                    -
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,878,042 and                    1,688                1,684
     16,843,042 shares
Capital in excess of par value                 763                  570
Retained earnings                           25,929               25,623

Deferred employees' benefits
0 and 514,437 shares                             -                 (307)
Treasury stock 333,519 and                    (709)                (709)
  333,519 shares
          Total stockholders'               27,671               26,861
           equity

Total liabilities and                     $ 68,078             $ 59,949
stockholders' equity


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              SWANK, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997
              (Dollars in thousands except per share data)
                 ---------------------------------




                                                    1998         1997


Net Sales                                       $ 32,177     $ 27,580

Cost of goods sold                                18,918       16,020

Gross profit                                      13,259       11,560

Selling and administrative expenses               13,661       12,344

Loss from operations                                (402)        (784)

Interest charges, net                                423          342

Loss before income taxes                            (825)      (1,126)

Benefit for income taxes                             322          439

Net loss                                          $ (503)      $ (687)


Share and per share information:

Weighted average common shares outstanding    16,525,677   16,276,339

Net loss per common share                         $ (.03)      $ (.04)

Weighted average common shares outstanding    16,525,677   16,276,339
 assuming dilution

Net loss per common share assuming dilution       $ (.03)      $ (.04)


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                           (Dollars in thousands)
                              ----------------



                                                    1998        1997

Net Sales                                       $ 65,806    $ 55,146

Cost of goods sold                                38,403      30,749

Gross profit                                      27,403      24,397

Selling and administrative expenses               26,232      24,881

Income (loss) from operations                      1,171        (484)

Interest charges, net                                670         567

Income (loss) before income taxes                    501      (1,051)

Benefit (provision) for income taxes                (195)        410

Net income (loss)                                  $ 306       $(641)


Share and per share information:

Weighted average common shares outstanding    16,518,761   16,389,130

Net income (loss) per common share                 $ .02       $ (.04)

Weighted average common shares outstanding    16,637,295   16,389,130
 assuming dilution

Net income (loss) per share assuming               $ .02       $ (.04)
 dilution


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             SWANK, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                         (Dollars in thousands)
                          --------------



                                                  1998          1997
Cash flow from operating activities:

Net income (loss)                                 $306        $(641)

Adjustments to reconcile net income
 to net cash used in operations:

  Depreciation and amortization                    956          914
  Loss on sale of fixed assets                      (3)           -
  Decrease in receivable allowances             (3,380)      (2,733)
  Increase in post retirement benefits             150          150

Changes in assets and liabilities
  Decrease in accounts receivable                2,957        1,777
  Increase in inventory                         (7,935)      (5,824)
  (Increase) Decrease in prepaid and other        (782)         276
  Increase in other assets                        (433)        (233)
  Increase (Decrease) in accounts payable,
    accrued and other liabilities                1,321       (3,539)

               Net cash used in operations      (6,843)      (9,853)

Cash flow from investing activities:
  Capital expenditures                            (494)        (343)
  Proceeds from sale of property, plant and          6            -
   equipment

               Net cash used in investing         (488)        (343)
                activities

Cash flow from financing activities:

  Borrowing under revolving credit              35,921       20,209
   agreements
  Payments of revolving credit                 (26,782)     (11,309)
   obligations
  Principal payments on long-term               (2,695)        (905)
   obligations
  Payments of capital lease obligations           (125)        (159)
  Advance to retirement plan                         -         (257)
  Proceeds from exercise of employee stock          33            -
   options

               Net cash provided by              6,352        7,579
                financing activities

  Net decrease in cash and cash equivalents       (979)      (2,617)

  Cash and cash equivalents at beginning         1,235        2,871
   of period

  Cash and cash equivalents at end               $ 256        $ 254
   of period



The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 1998 and 1997. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in financial statements included in the Company's 1997 Annual Report to Stockholders which was incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the three month period ended June 30, 1998, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1997 Annual Report to Stockholders.

(3) The following table sets forth the computation of net income per share for the quarters and six month periods ending June 30, 1998 and June 30, 1997 (in thousands, except for share and per share data):

                                                    Quarter                     Six months
                                                ending June 30,              ending June 30,
                                            1998             1997          1998         1997
Numerator:
Net income (loss)                          $(503)          $(687)          $306        $(641)

Denominators:
Weighted average common shares
  outstanding                         16,525,677      16,509,523     16,518,761   16,509,523
Effect of excluding unallocated
  shares held in ESOP                          0        (233,184)             0     (120,393)
Shares used in computing net
  income (loss) per common share      16,525,677      16,276,339     16,518,761   16,389,130
Effect of dilutive options                     -               -        118,534            -
Shares used in computing net income
  per common share assuming dilution  16,525,677      16,276,339     16,637,295   16,389,130
Net income (loss) per common share         $(.03)          $(.04)          $.02        $(.04)
Net income (loss) per common share
  assuming dilution                        $(.03)          $(.04)          $.02        $(.04)


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

(5) In April 1998, the Company prepaid, in full, the remaining principal balance outstanding on its Term Loan and applicable fees utilizing borrowings under the Company's existing revolving credit facility.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)


(6) In July 1998, the Company signed a new five year $30 million revolving credit agreement (the "1998 Revolving Credit Agreement") with PNC Bank, National Association (the "Bank"). The new financing replaces the Company's existing $25 million credit facility and is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. The terms of the 1998 Revolving Credit Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate equal to the Lender's prime rate or at a Eurodollar lending rate plus 1.75%. The 1998 Revolving Credit Agreement requires a facility fee of 3/8% per annum on the unused portion of the revolving credit facility. Under the 1998 Revolving Credit Agreement, the Company must maintain a certain fixed charge coverage ratio and payment of dividends is prohibited. In addition, the 1998 Revolving Credit Agreement imposes limits on capital expenditures and additional indebtedness for borrowed money. Management believes this credit facility will meet the Company's ongoing working capital needs through July 2003.


(7) Change in Accounting Principle. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income consisting of unrealized gains and losses on marketable securities, net of income tax, was:


                                       Quarter        Six Months
                                    ending June 30,  ending June 30,
                                      1998    1997     1998   1997
                                     (In thousands)   (In thousands)

Net Income (loss)                   $ (503) $ (687)    $306  $(641)

Other comprehensive income (loss)       10       3       30      1

Total comprehensive income (loss)    $(493)  $(684)    $336  $(640)


(8) The Company will adopt the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ( the "SOP") in the first quarter of 1999. The SOP establishes criteria for capitalizing internal and external costs associated with software and any new accounting treatment will be applied prospectively. Based on presently planned software projects, management anticipates that adoption of the SOP will not have a material impact on the Company's financial statements.

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

Net Sales

  Net sales for the quarter and for the six months ended June 30, 1998 were $32,177,000 and $65,806,000, respectively, an increase of $4,597,000 (17%) and $10,660,000 (19%) over the quarter and six months ended June 30, 1997, respectively.

 Included in net sales for both the quarters and the six months periods ending June 30, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns was established in consideration of new product lines for which initial shipments were made during 1997 and for which the Company had no direct prior experience. These adjustments increased net sales in both 1998 and 1997, as set forth in the following table:

                                Increase (Decrease) in Net Sales
                                  1998          1997        Change

Men's and Women's Jewelry   $1,014,000      $292,000      $722,000
Men's Leather Accessorie s   1,527,000       752,000       775,000
Other products                                (3,000)        3,000
Total                       $2,541,000    $1,041,000    $1,500,000


  Net sales of Men's and Women's Jewelry increased by $905,000 (8%) and $3,531,000 (14%) compared to the quarter and six months ended June 30, 1997. The improvement in Men's and Women's Jewelry net sales for the quarter was principally due to the returns adjustment described in the preceding paragraph and the increase for the six months period was principally due to increased domestic shipments of Women's Guess? jewelry, increased sales to both new and existing mass merchandising customers and the aforementioned returns adjustment. Men's leather accessories net sales increased by $3,657,000 (23%) and $7,111,000 (24%), respectively compared to the quarter and six months ended June 30, 1997. Sales of Men's Leather Accessories for both the quarter and for the six months in 1998 reflect increased spring shipments of certain new Men's designer lines of merchandise which were introduced in 1997, the returns adjustment described in the preceding paragraph and increased disposition of excess and out of line merchandise relative to the same period last year. Export sales of Men's and Women's Jewelry and Men's Leather Accessories decreased in both the quarter and the six months ended June 30, 1998 relative to the prior year due to reduced demand in Asia. In addition, net sales during the quarter and six month period in 1997 may have been adversely affected by a reduction in orders for established products by certain retailers pending the availability of the Men's designer lines which were introduced in 1997. Factory outlet sales constituted less than 5% of consolidated net sales in all periods presented. However, factory outlets remain a useful distribution channel for the disposition of excess inventory and/or discontinued inventory.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Gross Profit

  Gross profit for the quarter and six months ended June 30, 1998 increased $1,699,000 (15%) and $3,006,000 (12%), respectively.
Men's and Women's Jewelry gross profit increased $671,000 (14%) for the quarter and increased $1,319,000 (11%) for the six month period, as compared to the equivalent periods in 1997. Men's Leather Accessories gross profit increased $987,000 (15%) and $1,633,000 (14%), respectively, for the quarter and for the six months ended June 30, 1998.

  Included in gross profit for both the quarter and the six months ending June 30, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns was established in consideration of new product lines for which initial shipments were made during 1997 and for which the Company had no direct prior experience. These adjustments increased gross profit in both 1998 and 1997, as set forth in the following table:


                                 Increase (Decrease) in Gross Profit
                                    1998         1997         Change

Men's and Women's Jewelry   $    752,000     $210,000      $ 542,000
Men's Leather Accessories      1,036,000      476,000        560,000
Other product lines                            (2,000)         2,000
Total                         $1,788,000     $684,000    $1,104 ,000


  Gross profit expressed as a percentage of net sales decreased to 41.2% from 41.9% for the quarter and decreased to 41.6% from 44.2% for the six months ended June 30, 1998, as compared to the equivalent periods in 1997. Gross profit percentage decreased .7% during the quarter compared to 1997, mostly from a reduction in favorable overhead variances incurred in connection with jewelry manufacturing. The decrease of 2.6% in gross profit percentage for the six months period occurred primarily in the first quarter of 1998 and is principally attributable to higher product costs resulting from a less favorable product mix, including disposition of excess and out of line merchandise, increased royalty expenses, certain non-recurring costs and a reduction in favorable overhead variances incurred in connection with jewelry manufacturing all as compared to the first quarter of 1997.

  Men's and Women's Jewelry gross profit as a percent of net sales increased to 46.6% from 44.3% for the quarter and decreased to 47.2% from 48.7% for the six months ended June 30, 1998, as compared to the equivalent periods in 1997. The increase in gross profit percentage for Men's and Women's Jewelry during the quarter was primarily due to favorable product mix in the adjustment to the allowance for returns, as set forth in the
preceding table.   The reduction in gross profit in Men's and
Women's Jewelry for the six months ended June 30, 1998 was mostly attributable to the first quarter of 1998 which included higher product costs resulting from a less favorable product mix, including disposition of excess and out of line merchandise, increased royalty expenses, certain non-recurring costs and a reduction in favorable overhead variances as compared to the prior year.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


  Gross profit as a percent of net sales for Men's Leather accessories was 37.7% and 37.2% for the quarter and six months ended June 30, 1998, respectively, compared to 40.2% and 40.6% for the quarter and six month period ended June 30, 1997,
respectively.   Gross profit as a percentage of net sales
decreased as compared to the equivalent periods in 1997, primarily due to increased royalty costs, unfavorable production variances and less favorable product mix.


Selling and Administrative Expenses

     Selling and administrative expenses increased $1,317,000 (10.7%) for the quarter ending June 30, 1998, and by $1,351,000 (5.4%) for the six months then ended, as compared to the preceding year. Substantially all of the year-to-date increase occurred in the second quarter as increases in sales compensation and other variable expenses related to the higher shipments during the first quarter of 1998 were largely offset by non-recurring reductions in expenses recorded in that quarter. Selling expenses increased during the quarter ended June 30, 1998 principally due to commissions and other variable costs associated with higher sales volume. Selling expenses were also impacted by a national sales meeting held in the current year and by current year accruals of incentive compensation. Administrative expenses for the quarter and for the six months ended June 30, 1998 were higher than in 1997 partly as a result of accruals of incentive compensation in 1998 and partly from a
reduction in the provision for bad debts   recorded in the second
quarter of 1997. Total advertising and promotional expenditures totaled 7.3% and 7.9% of net sales for the quarter ending June 30, 1998 and June 30, 1997, respectively, and 6.7 % and 8.2% of net sales for the six months ending June 30, 1998 and June 30, 1997, respectively, reflecting the increased sales volume in
1998.   Selling and administrative expenses as a percentage of
net sales decreased to 42.5% in 1998 from 44.8% for the quarter and to 39.9% in 1998 from 45.1% for the six months ended June 30, primarily due to the increase in net sales in each period in 1998.


Interest Expense

  Net interest expense increased $81,000 (24%) for the quarter and $103,000 (18%) for the six months ended June 30, 1998 reflecting increased borrowing levels during these periods. In 1997, the Company did not commence substantial borrowings under its revolving credit agreement until late February. Net interest expense for the six months ended June 30, 1998 includes approximately $78,000 in non-recurring interest income which was recorded in the first quarter.


Provision for Income Taxes

     The Company recorded a benefit for income taxes for the quarter and a provision for income taxes for the six month periods ending June 30, 1998 at an estimated effective rate for the year of 39%. The Company recorded a tax benefit during the comparable periods of 1997 at the same rate.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Liquidity and Capital Resources

     The Company's working capital increased by $525,000 during the six months ended June 30, 1998 as compared to a decrease of $381,000 in 1997.

  As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, receivables peak in the fourth quarter. The Company's inventories traditionally are at a seasonal low point at year-end. Then the Company generally builds its inventory during the first three quarters of the year to meet the demand for the holiday season. The required cash is provided by a revolving credit facility.

    Cash used in operations for the six month period totaled $6,843,000, consisting primarily of inventory increases of $7,935,000 during the period (compared to an increase of $5,824,000 in 1997) reflecting seasonal growth, including planned earlier procurement designed to improve customer delivery performance for the fall season, and of reductions in accounts receivable and in receivables allowances. The Company continues to focus on asset management as part of its overall program to enhance its competitiveness, productivity and efficiency. Accounts receivable decreased from the seasonally higher year-end levels. Accounts receivable allowances decreased due to actual current year charges processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. These reductions are partially offset by increases resulting from accruals associated with current period activity.

      Cash used in investing activities was $488,000, principally for equipment. Cash provided by financing activities totaled $6,352,000 consisting primarily of net borrowings under the Company's revolving credit agreement and prepayment, in full, of bank term borrowings totaling $2,695,000.

  In July 1998, the Company signed a new five year $30 million revolving credit agreement (the "1998 Revolving Credit Agreement") with PNC Bank, National Association (the "Bank"). The new financing replaces the Company's existing $25 million credit facility and is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. The terms of the 1998 Revolving Credit Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate equal to the Lender's prime rate or at a Eurodollar lending rate plus 1.75%. The 1998 Revolving Credit Agreement requires a facility fee of 3/8% per annum on the unused portion of the revolving credit facility. Under the 1998 Revolving Credit Agreement, the Company must maintain a certain fixed charge coverage ratio and payment of dividends is prohibited. In addition, the 1998 Revolving Credit Agreement imposes limits on capital expenditures and additional indebtedness for borrowed money. Management believes this credit facility will meet the Company's ongoing working capital needs through July 2003.



"Forward Looking Statements"

      Certain of the preceding paragraphs contain "forward looking statements" under the securities laws of the United States. Actual results may vary from anticipated results as a result of various risks and uncertainties, including sales patterns, overall economic conditions, competition, pricing, consumer buying trends and other factors.

                      PART II - OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders

The Company's 1998 Annual Meeting of Stockholders (the  "Annual
Meeting") was held on April 23, 1998.   At the Annual Meeting,
stockholders:

(a) Elected the following directors to serve as Class III directors of the Company until the Company's 2001 Annual Meeting of Stockholders and until the election and qualification of their respective successors, by the following votes:

     Director           For              Withheld
     Marshall Tulin     14,791,120       471,448
     Raymond Vise       14,833,480       429,088

(b) Approved the appointment of Coopers & Lybrand L.L.P. as the independent accountants of the Company for the fiscal year ending 1998, by the following vote:

      For               Against          Abstain
     14,989,276         73,323           199,969


(c)         Approved the Company's 1998 Equity Incentive
Compensation Plan, by the following vote:

      For               Against          Abstain
      11,851,872        818,310          305,993

              There were 2,286,393 broker non-votes with respect to this matter.


Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibit No. Description

       4.1 Revolving Credit and Security Agreement dated as of July 27, 1998 between the Company and PNC Bank, National Association, as Lender and as Agent ("PNC").

       4.2  Pledge Agreement dated as of July 27, 1998 between the
            Company and PNC.

       10.0 Amendment dated as of May 4, 1998 to Employment
            Agreement between the Company and  Marshall Tulin.

       27.0 Financial Data Schedule.


(b)  Reports on Form 8-K - none

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SWANK, INC.
                                    Registrant


                                    /s/ Christopher F. Wolf
                                    _____________________

                                    Christopher F. Wolf
                                    Senior Vice President,
                                    Treasurer
                                    and Chief Financial Officer


Date:     August 7, 1998