Form 10-Q
period 1998-09-30
SWANK INC
filed 1998-11-12
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                            -----------------
                                FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

     For the quarterly period ended     September 30, 1998

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

     For the transition period from _________  to _________

                   Commission file number   1-5354

                             SWANK, INC.
        (Exact name of registrant as specified in its charter)
Delaware                                                 04-1886990
(State or other jurisdiction of incorporation       (IRS employer
    or organization                                  identification Number)

6 Hazel Street, Attleboro, Massachusetts                      02703
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

                         Yes ___      No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class                    Shares Outstanding on October 31, 1998
Common stock, $.10 par value                   16,554,426

                                 SWANK, INC.
                       PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                           (Dollars in thousands)


                                 September 30, 1998    December 31, 1997
          ASSETS
Current:
  Cash and cash equivalents                  $    9              $ 1,235
  Accounts receivable, less
   allowances of $6,245 and $9,706           21,300               12,173
  Inventories, at the lower of
   cost or market
          Raw materials             7,669               4,341
          Work in process           8,649               6,758
          Finished goods           25,547    41,865    19,868     30,967
  Deferred income taxes                       2,946                3,242
  Prepaid income taxes                          791                    -
  Prepaid and other                             767                1,223

          Total current assets               67,678               48,840


Property, plant and equipment, at  26,474              25,802
 cost
    Less accumulated depreciation  20,834     5,640    19,645      6,157
     and amortization
Other assets                                  5,474                4,952

  Total assets                              $78,792              $59,949

          LIABILITIES
Current:
  Notes payable to banks                     24,854              $ 7,517
  Current portion of long-term                    -                1,804
   debt
  Term loan classified as current                 -                1,295
  Accounts payable                            6,682                4,391
  Accrued employee compensation               5,116                5,077
  Income taxes payable                            -                  253
  Other current liabilities                   5,240                4,148

          Total current liabilities          41,892               24,485

Long-term obligations                         8,317                8,603

          Total liabilities                  50,209               33,088

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares                                          -
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,887,945 and                     1,689                1,684
      16,843,042 shares
Capital in excess of par value                  771                  570
Retained earnings                            26,834               25,623

Deferred employee benefits
0 and 514,437 shares                             (2)                (307)
Treasury stock 333,519 and                     (709)                (709)
 333,519 shares
          Total stockholders' equity          28,583               26,861

Total liabilities and                       $ 78,792             $ 59,949
 stockholders' equity


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SWANK, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997
              (Dollars in thousands except per share data)
                 ---------------------------------


                                                    1998         1997

Net Sales                                       $ 39,041     $ 36,165

Cost of goods sold                                22,852       20,970

Gross profit                                      16,189       15,195

Selling and administrative expenses               14,181       12,941

Income from operations                             2,008        2,254

Interest charges, net                                523          438

Income before income taxes                         1,485        1,816

Provision for income taxes                           579          708

Net income                                         $ 906      $ 1,108

Share and per share information:

Weighted average common shares outstanding    16,550,736   16,296,913

Net income per common share                        $ .05        $ .07

Weighted average common shares outstanding    16,968,035   16,327,515
 assuming dilution

Net income per common share assuming               $ .05        $ .07
 dilution


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  SWANK, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                        (Dollars in thousands)
                           ----------------


                                                    1998         1997

Net Sales                                       $104,847     $ 91,311

Cost of goods sold                                61,255       51,719

Gross profit                                      43,592       39,592

Selling and administrative expenses               40,413       37,821

Income from operations                             3,179        1,771

Interest charges, net                              1,192        1,005

Income before income taxes                         1,987          766

Provision for income taxes                           775          299

Net income                                       $ 1,212        $ 467

Share and per share information:

Weighted average common shares outstanding    16,529,419   16,358,391

Net income per common share                        $ .07        $ .03

Weighted average common shares outstanding    16,747,542   16,368,591
 assuming dilution

Net income per share assuming dilution             $ .07        $ .03


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                SWANK, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (Dollars in thousands)
                               --------------


                                                1998          1997

Cash flow from operating activities:

Net income                                      $ 1,212       $ 467

Adjustments to reconcile net income
 to net cash used in operations:

  Depreciation and amortization                   1,668       1,375
  Loss on sale of fixed assets                       (3)          -
  Decrease in receivable allowances              (3,461)     (2,471)
  Increase in post retirement benefits              225         225

Changes in assets and liabilities
   Increase in accounts receivable               (5,667)     (7,301)
   Increase in inventory                        (10,898)     (7,555)
  (Increase) Decrease in prepaid and other
   current                                         (496)         89
   Increase in other assets                        (522)       (293)
   Increase in accounts payable, accrued          3,022         147
     and other liabilities

               Net cash used in operations      (14,920)    (15,317)

Cash flow from investing activities:
  Capital expenditures                             (698)       (807)
  Proceeds from sale of property, plant and           6           -
   equipment

               Net cash used in investing          (692)       (807)
                activities

Cash flow from financing activities:

  Borrowing under revolving credit               54,339      35,053
   agreements
  Payments of revolving credit obligations      (37,001)    (19,712)
  Principal payments on long-term                (2,695)     (1,105)
   obligations
  Payments of capital lease obligations            (297)       (252)
  Advance to retirement plan                         (2)       (289)
  Proceeds from exercise of employee stock           42           -
   options

               Net cash provided by              14,386      13,695
                financing activities

  Net decrease in cash and cash equivalents      (1,226)     (2,429)

  Cash and cash equivalents at beginning of       1,235       2,871
   period

  Cash and cash equivalents at end of               $ 9       $ 442
   period



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 1998 and 1997. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 1997 Annual Report to Stockholders which was incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the three month period ended September 30, 1998, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1997 Annual Report to Stockholders.

(3) The following table sets forth the computation of net income per share for the quarters and nine month periods ending
  September 30, 1998 and September 30, 1997 (in thousands, except for share and per share data):

                                                                 Quarter                Nine months
                                                           Ended September 30,      Ended September 30,
                                                              1998        1997        1998         1997
Numerator:
Net income                                                   $ 906     $ 1,108     $ 1,212        $ 467

Denominators:
Weighted average common shares outstanding              16,550,736  16,509,523  16,529,419   16,509,523
Effect of excluding unallocated shares held in ESOP              0     212,610           0      151,132
Shares used in computing net income per common share    16,550,736  16,296,913  16,529,419   16,358,391
Effect of dilutive options                                 417,299      30,602     218,123       10,200
Shares used in computing net income per common share    16,968,035  16,327,515  16,747,542   16,368,591
 assuming dilution
Net income per common share                                  $ .05       $ .07       $ .07        $ .03
Net income per common share assuming dilution                $ .05       $ .07       $ .07        $ .03


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

                               SWANK, INC.
     Notes to Condensed Consolidated Financial Statements (Unaudited)
                              (continued)

(6) In July 1998, the Company signed a new five year $30 million revolving credit agreement (the "1998 Revolving Credit Agreement") with PNC Bank, National Association (the "Bank"). The new financing replaced the Company's prior $25 million credit facility and is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. The terms of the 1998 Revolving Credit Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate equal to the Bank's prime rate or at a Eurodollar lending rate plus 1.75%. The 1998 Revolving Credit Agreement requires a facility fee of 3/8% per annum on the unused portion of the revolving credit facility. Under the 1998 Revolving Credit Agreement, the Company must maintain a certain fixed charge coverage ratio and payment of dividends is prohibited. In addition, the 1998 Revolving Credit Agreement imposes limits on capital expenditures and additional indebtedness for borrowed money.

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

                                     Quarter            Nine Months
                               Ended September 30,  Ended September 30,
                                    1998     1997         1998    1997
                                    (In thousands)       (In thousands)

Net Income                          $906   $1,108       $1,212    $467

Other comprehensive income (loss)    (50)      16          (20)     17

       Total comprehensive income  $ 856   $1,124       $1,192   $ 484


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

                              SWANK, INC
     Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (continued)

(9) Subsequent event. In April 1998, the Company's stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The Plan permits the Company's Board to grant a maximum of 3,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. Long-term performance awards were granted under the Plan in October 1998 to certain key employees. Awards are based upon a formula which incorporates a minimum and maximum range of cumulative earnings, determined before incentive compensation pursuant to the awards and before income taxes, for the three year period ending December 31, 2000. If earned, the awards will be payable partially in cash and partially in restricted shares of the Company's common stock. Each award is entirely denominated in dollars. The number of restricted shares to be issued to participants will be the aggregate dollar amount of the equity portion of the awards divided by the fair value of the Company's shares at the date of distribution. Based on a market value of $1.08625 per share for the Company's common stock when the awards were granted, a maximum of approximately 1,383,100 shares have been awarded. Restrictions on any shares actually issued will lapse over a three year period from the date of issuance.

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

Net Sales

  Net sales for the quarter and nine months ended September 30, 1998 were $39,041,000 and $104,847,000 respectively, an increase of $2,876,000 (8.0%) and $13,536,000 (14.8%) over the quarter and nine months ended September 30, 1997, respectively.

  Included in net sales for the nine month periods ending September 30 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns was established in consideration of new product lines for which initial shipments were made during 1997 and for which the Company had no direct prior experience. These adjustments increased net sales in both 1998 and 1997, as set forth in the following table:

                              Increase (Decrease) in Net Sales
                                 1998         1997      Change
Men's and Women's Jewelry  $1,014,000     $292,000    $722,000
Men's Leather Accessories   1,527,000      752,000     775,000
Other products                      0       (3,000)      3,000
Total                      $2,541,000   $1,041,000  $1,500,000

  Net sales of Men's and Women's Jewelry increased by $1,294,000 (8.4%) and $4,825,000 (12.1%) compared to the quarter and nine months ended September 30, 1997. The increase in Jewelry net sales for both the quarter the nine months is primarily due to increased domestic shipments of the Company's women's Guess? jewelry line and higher sales of women's jewelry to certain new and existing mass merchandise customers. The sales increase for the nine month period also includes the returns adjustment recorded in the second quarter described in the preceding paragraph. Shipments of out of line goods decreased during both the quarter and nine month period relative to the prior year and export sales declined due to weaker demand from Asian customers.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

Net Sales , (continued)

  Men's leather accessories net sales increased by $1,544,000 (7.7%) and $8,655,000 (17.5%), respectively compared to the quarter and nine months ended September 30, 1997. The improvement for both the quarter and nine months primarily reflects increased shipments of men's belts licensed under certain new men's designer labels first introduced in 1997. The sales increase for the nine months ended September 30, 1998 also includes the second quarter returns adjustment described above. In addition, sales of Men's leather accessories during the first half of 1997 may have been adversely affected by a reduction in orders for established products by certain retailers pending the availability of new Men's designer lines later in that year.

  Sales through the Company's factory outlet stores constituted less than 5% of net sales for the nine month periods ended September 30, 1998 and 1997 . Management believes that the Company's factory outlets remain a useful distribution channel for the disposition of excess inventory and/or discontinued inventory.

Gross Profit

  Gross profit for the quarter and nine months ended September 30, 1998 increased $994,000 (6.5%) and $4,000,000 (10.1%), respectively compared to 1997. Men's and Women's Jewelry gross profit increased $938,000 (13.6%) for the quarter and $2,257,000 (12.0%) for the nine month period, as compared to the equivalent periods in 1997. Men's Leather Accessories gross profit increased $35,000 (less than 1%) and $1,668,000 (8.4%), respectively, for the quarter and for the nine months ended
September 30, 1998.

  Included in gross profit for the nine months ending September 30 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns was established in consideration of new product lines for which initial shipments were made during 1997 and for which the Company had no direct prior experience. These adjustments increased gross profit in both 1998 and 1997, as set forth in the following table:


                           Increase (Decrease) in Gross Profit
                                  1998      1997       Change
Men's and Women's Jewelry     $752,000  $210,000    $ 542,000
Men's Leather Accessories    1,036,000   476,000      560,000
Other product lines                  0    (2,000)       2,000
Total                       $1,788,000  $684,000   $1,104,000


  Gross profit expressed as a percentage of net sales decreased to 41.5% from 42.0% for the quarter and decreased to 41.6% from 43.4% for the nine months ended September 30, 1998, as compared to the equivalent periods in 1997. Gross profit percentage decreased .5% during the quarter compared to 1997 mostly from a reduction in favorable manufacturing overhead variances and higher royalty costs. The reduction of 1.8% in gross profit as a percent of sales for the nine month period occurred primarily in the first quarter and is principally attributable to higher product costs resulting from a less favorable product mix, including the disposition of excess and out of line merchandise, increased royalty expenses, certain non-recurring costs and a reduction in favorable overhead variances incurred in connection with jewelry and belt manufacturing all as compared to the first quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

  Men's and Women's Jewelry gross profit as a percent of net sales increased to 47.0% from 44.7% for the quarter and was unchanged at 47.1% for the nine months ended September 30, 1998, both as compared to the equivalent periods in 1997. The increase in gross profit percentage for Men's and Women's Jewelry during the quarter was primarily due to a more favorable product mix and lower inventory control expenses, partially offset by unfavorable manufacturing overhead variances.

  Gross profit as a percent of net sales for Men's Leather accessories decreased to 36.9% from 39.3% for the quarter and declined to 37.1% from 40.1% for the nine months ended September 30, 1998, compared to the same periods in 1997. Gross profit as a percentage of net sales decreased 2.4% for the quarter and 3.0% for the nine months primarily due to a less favorable sales mix. Gross profit was also affected during both the quarter and nine month period by higher royalty expenses and a reduction in favorable production variances in connection with belt manufacturing as compared to the equivalent periods in 1997.

Selling and Administrative Expenses

  Selling and administrative expenses were $14,181,000 and $40,413,000 for the quarter and nine months ended September 30, 1998, respectively, an increase of $1,240,000 (9.6%) and $2,592,000 (6.9%) compared to the quarter and nine month 1997 periods, respectively. The increase in selling expenses for both the quarter and nine month period is principally due to increased sales commissions and other variable costs associated with higher sales volume. Selling expenses were also impacted during the quarter by planned increases in promotional costs incurred in connection with positioning certain products in certain markets. Administrative expenses for the nine months ended September 30, 1998 were higher than in 1997 partly as a result of accruals of incentive compensation in 1998 and partly from a reduction in the provision for bad debts recorded in the second quarter of 1997. Total advertising and promotional expenditures totaled 6.8% and 6.0% of net sales for the quarters ending September 30, 1998 and September 30, 1997, respectively, reflecting the increased promotional activity in 1998, and 6.8 % and 7.3% of net sales for the nine months ending September 30, 1998 and September 30, 1997, respectively. Selling and administrative expenses as a percentage of net sales increased to 36.3% in 1998 from 35.8% for the quarter reflecting increased promotional expenditures and decreased as a percentage of net sales to 38.5% in 1998 from 41.4% for the nine month period n 1997 primarily due to the increase in net sales.

Interest Expense

  Net interest expense increased $84,000 (19.2%) for the quarter and $187,000 (18.6%) for the nine months ended September 30, 1998 reflecting increased borrowing levels during these periods. In 1997, the Company did not commence substantial borrowings under its revolving credit agreement until late February. Net interest expense for the nine months ended September 30, 1998 includes approximately $78,000 in non-recurring interest income which was recorded in the first quarter.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

Provision for Income Taxes

  The Company recorded a provision for income taxes for both the quarter nine month periods ending September 30, 1998 at an estimated effective full-year rate of 39.0%. The Company recorded a tax provision during the comparable periods of 1997 at the same rate.

Liquidity and Capital Resources

  The Company's working capital increased by $1,431,000 during the nine months ended September 30, 1998 as compared to an increase of $450,000 for the comparable 1997 period.

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

  Cash used in operations for the nine month period totaled $14,902,000, consisting primarily of inventory increases of $10,898,000 during the period (compared to an increase of $7,555,000 in 1997) reflecting seasonal growth, including planned earlier procurement in 1998 designed to improve customer delivery performance for the fall season. The broadening of the Company's product offerings through licensed Men's designer lines introduced in 1997 has added upward pressure on the Company's investment in inventory. The Company continues to focus on asset management as part of its overall program to enhance its
competitiveness, productivity and efficiency.   Accounts
receivable increased by $5,667,000 in 1998 and by $7,301,000 in 1997 as compared to the preceding year end reflecting the seasonal increase in net sales during the respective nine month
periods.   Accounts receivable allowances decreased  by
$3,461,000 in 1998 and by $2,471,000 in 1997 as compared to the preceding year end due to actual current year charges processed for cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. These reductions are partially offset by increases resulting from accruals associated with current period activity.

  Cash used in investing activities was $692,000, principally for equipment. Cash provided by financing activities totaled $14,368,000 consisting primarily of net borrowings under the Company's revolving credit agreements and prepayment, in full, of bank term borrowings during the second quarter totaling $2,695,000.

  In July 1998, the Company signed a new five year $30 million revolving credit agreement (the "1998 Revolving Credit Agreement") with PNC Bank, National Association (the "Bank"). The new financing replaced the Company's prior $25 million credit facility and is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. The terms of the 1998 Revolving Credit Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate equal to the Bank's prime rate or at a Eurodollar lending rate plus 1.75%. The 1998 Revolving Credit Agreement requires a facility fee of 3/8% per annum on the unused portion of the revolving credit facility. Under the 1998 Revolving Credit Agreement, the Company must maintain a certain fixed charge coverage ratio and payment of dividends is prohibited. In addition, the 1998 Revolving Credit Agreement imposes limits on capital expenditures and additional indebtedness for borrowed money. Management believes that this credit facility is adequate to meet the Company's working capital needs over the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)


Year 2000

  Management's present assessment is that the Company will be able to modify its significant software systems on a timely basis to make them Year 2000 compliant without material effects on the Company's business or results of operations. This assessment is unchanged from that previously reported.

  Management has completed the identification of date issues associated with key applications software and the necessary modifications are, for the most part, complete. Most of the Company's applications software was internally developed and the necessary modifications have been and are being made utilizing internal resources.
User testing of the modified software is in various stages of completion and is presently anticipated to be substantially complete prior to March 31, 1999. Operating systems for key hardware components are either Year 2000 compliant or will be upgraded prior to December 31, 1998. Formal Year 2000 assessment of the Company's network is expected to be completed by March 31, 1999.

  The process of identifying potential issues associated with embedded technology or so called non-IT systems has not been formally initiated. Management has considered the Company's manufacturing processes, the age of its facilities and the associated building systems in determining that non-IT systems represent relatively low risk and has deferred action until conclusion of work on key applications software.

  The Company's principal retail customers have been extending the scope of their electronic interfaces with the Company and management believes that this is likely to continue. To date, these interfaces have consisted principally of sales order entry transactions through Electronic Data Interchange ("EDI"). The Company has been able to respond to its customers' Year 2000 requirements without material effects on the Company's business or results of operations and management presently has no reason to believe that the Company will not be able to continue to do so.

  In September 1998, the Company implemented a program to contact third parties with whom it has material business relationships to obtain information and representations with respect to the respective readiness of each for Year 2000. Third parties contacted include major customers, determined regardless of whether there is an existing EDI relationship, major vendors and suppliers of key services such as utilities, telecommunications and banking. The Company is still receiving the responses to its inquiries and is in the process of evaluating the responses.

  Various third parties with whom the Company has material business relationships have represented that they have programs in place to attain Year 2000 compliance but with a completion date in 1999. Management has determined that for the time being it is in the best interest of the Company to periodically monitor the progress of key vendors and suppliers by obtaining updated representations and/or by review of their public disclosures, where available, rather than disrupt mutually beneficial relationships and attempt to identify alternative sources solely on the basis of represented Year 2000 compliance. This position will be reassessed in each individual case in the third quarter of 1999 in light of the information then available.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

Year 2000, (continued)

  With respect to material customers, management is relatively less concerned about EDI transactions per se because of their defined protocols, the utilization of generally available third party translators and the ability to conduct mutual testing. However, there remains the risk that EDI customers' may experience other systems issues internal to them which disrupt the functionality of otherwise Year 2000 compliant EDI systems.
A significant disruption in EDI processing could materially impair the Company's shipments. Management has determined that, for the time being, it is in the best interest of the Company to periodically monitor the progress of key customers by obtaining updated representations and/or by review of their public disclosures, where available. Major customers' progress will be reassessed in the third and fourth quarters of 1999 and, if issues remain, management anticipates the ability to ameliorate the problem, at least temporarily, through development of mutually agreed strategies which might include some acceleration of order placement during 1999. January and February are typically important cash flow months as the Company's retail customers remit payments for their seasonally high pre-holiday purchases. Irrespective of EDI, it is possible that the ability of one or more material customers to process payments may be impaired. Management believes that the existing revolving line of credit will be adequate for a number of months in the event of unanticipated delays in customer remittances.

  Presently, it is management's view that service providers represent the greatest conceptual risk to material disruption in the Company's operations. The Company is dependent upon utilities and telecommunications entities for day-to-day operations as well as upon the ability of its banks to provide cash receipts and disbursements services as well as working capital. To the extent that any of these entities are significantly impaired for more than a relatively short period the corresponding impact on the Company is likely to be material.

  The Company has not yet developed a contingency plan and has no definitive plans in this regard other than to quarterly reassess the need to develop a formal plan during 1999. This assessment will be based for the most part on the results of the periodic monitoring of material third parties as described above. Management notes that relatively modest actions may be sufficient to significantly reduce certain risks to the Company. For example, if it appears warranted, management has the ability prior to year end to accelerate procurement of inventories which would otherwise take place in the first quarter. In addition, management believes that alternative sources of supply are readily available for most of its purchased materials and finished products and that relationships with such sources could be developed within a few months. Management believes that the Company's seasonality with reduced activity in the first quarter provides something of a buffer against the worst case customer
and service provider scenarios.   The Company's exposure to lost
revenue and the risk of reduction in its other activities will be significantly less in the first quarter of 2000 than in the last quarter of 1999. January will be the first month in a Year 2000 operating environment and January is historically a relatively low volume month for the Company.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

Year 2000, (continued)

  As described above, most of the Company's applications software was internally developed and the necessary modifications have been and are being made utilizing existing internal personnel resources. These resources are included in the Company's recurring IT budget. Management does not believe that use of existing resources for Year 2000 remediation has been materially detrimental to the completion of other significant IT projects. The Company has had to purchase specific Year 2000 upgrades with respect to certain third party software applications. The aggregate cost of these upgrades through September 30, 1998 is approximately $70,000 and no significant additional specific Year 2000 expenditures are presently anticipated for third party software. The Company has been working toward standard minimum personal computer (PC) specifications and common PC operating systems. Acceleration of this program, if any, required by Year 2000 considerations is not expected to be significant.

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

(a)  Exhibit No. Description


       10.0   Swank, Inc. 1998 Equity Incentive Compensation Plan.

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


Date:  November 12, 1998