Form 10-K
period 1998-12-31
SWANK INC
filed 1999-03-29
CIK 95779

              	SECURITIES AND EXCHANGE COMMISSION
                     	Washington, D.C. 20549

                          	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1998

                            	OR

[  ]	Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
      For the transition period from ________ to _________

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

 	The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 12, 1999 was $8,174,013. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

  The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
16,569,423 shares of Common Stock as of the close of business on March 12, 1999.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to
Stockholders for the fiscal year ended December 31, 1998 - Incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant's Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders -
Incorporated by reference into Part III of this Form 10-K

                        PART I

Item 1.	Business.

  Swank, Inc. (the "Company") was incorporated on April 17, 1936. The Company is engaged in the manufacture, sale and distribution of men's and women's fashion accessories under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Yves Saint Laurent", "Swank", "Slates", "Colours by Alexander Julian", "Anne Klein", "Anne Klein II" and "Guess?", among others.

Products

  The Company's segments, men's accessories and women's accessories, are described below:

 	Men's Accessories. Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and suspenders are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Yves Saint Laurent", "Guess?", "Swank" and "Colours by Alexander Julian". In addition, belts and small leather goods are distributed under the name "Slates". The Company also manufactures and distributes men's leather accessories for customers' private labels. Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings, money klips which are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Yves Saint Laurent", "Guess?", "Swank" and "Colours by Alexander Julian".

 	Women's Accessories. Women's accessories consist of women's jewelry products, primarily necklaces, earrings, pendants, chokers, bracelets, hair ornaments and scarf clips which are distributed under the names "Anne Klein" and "Anne Klein II", "Guess?", "Yves Saint Laurent" and "Kenneth Cole". The Company also manufactures women's jewelry (principally necklaces, brooches, hair accessories and earrings) for private label distribution.

  As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings for each of its segments occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. The Company's bank borrowings are at a peak during the months of August, September, October and November to enable the Company to carry significant amounts of inventory and accounts receivable.

 	In addition to product, pricing and terms of payment, the Company's customers generally consider one or more factors, such as electronic order processing and timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, the Company generally will allow customers to return merchandise in order to achieve proper stock balances. These factors, among others, have resulted in the Company increasing its inventory levels in order to meet customer imposed requirements. These practices are applicable to each of the Company's segments and the Company believes that they are substantially consistent throughout the fashion accessories industry.

  The relative contributions to total net sales and gross profit from the Company's segments, men's accessories and women's accessories, for the last three fiscal years and the relative year-to-year changes in such contributions during such period are shown in the following table:

Fiscal Year Ended December 31,
                                               Percentage Change
    1998      1997     1996                     1998-97  1997-96

                         					Contribution to Net Sales

$ 95,356 $  86,574	$ 82,830   Men's Accessories  	  10%       5%
  49,972    43,999	  41,386   Women's Accessories	  14%       6%
   6,442     6,501    8,426   Other  	             (1)%    (23)%
$151,770 $ 137,074 $132,642   Total Net Sales       11%       3%

                         					Contribution to Gross Profit

$ 36,986  $ 34,594 $ 35,123  	Men's Accessories	     7%     (2)%
  24,008	   21,276  	18,679   Women's Accessories	  13%      14%
   3,646     3,657    4,444   Other	                 0%    (18)%
$ 64,640  $ 59,527  $54,246  	Total Gross Profit	    9%       2%


  The components of Net Sales are gross sales less cash discounts, allowances, and customer returns. Other includes sales of the Company's products and other products through the Company's factory outlet stores.

  Certain other financial information with regard to men's accessories and women's accessories, including revenue, segment profit and segment assets, appears in Note K to the Company's consolidated financial statements on pages 14 and 15 of the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report"), which is Exhibit 13.01 to this Annual Report on Form 10-K, which information is incorporated herein by reference.


Sales and Distribution

  The Company's customers are primarily major retailers within the United States. Sales to the Company's two largest customers, Federated Department Stores, Inc. and The May Department Stores Company, accounted for approximately 16% and 15%, respectively, of consolidated net sales in 1998, approximately 17% and 13%, respectively, in 1997 and approximately 17% and 13%, respectively, in 1996. In addition, Dayton Hudson Corp. accounted for approximately 10% of consolidated net sales in 1998. No other customer accounted for more than 10% of consolidated net sales during fiscal years 1998, 1997 and 1996 . Exports to foreign countries accounted for 5%, 8% and 9% of consolidated net sales in each of the Company's fiscal years ended December 31, 1998, 1997 and 1996, respectively.

  Approximately 97 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in four major cities in the United States. The Company has separate sales forces to handle the distribution to retailers of men's accessories and women's accessories. In addition, the Company sells certain of its products at retail in 15 factory outlet stores located in 10 states. The Company has licensed or sub-licensed the production and sale of certain of its lines in certain foreign countries under royalty arrangements.

Manufacturing

  Items manufactured by the Company accounted for approximately 53% of consolidated net sales in fiscal 1998. The Company manufactures and/or assembles women's and men's jewelry products at the Company's plant in Attleboro, Massachusetts. The Company's 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros"), manufactures women's jewelry at a plant located in Cartago, Costa Rica. The Company manufactures belts at the Company's plant located in Norwalk, Connecticut and is in the process of commencing the manufacture of belts through Joyas y Cueros at a second facility located in Cartago, Costa Rica. Reference is made to the information with regard to Joyas y Cueros set forth below in this Item 1 under the caption "Recent Developments".

  The Company purchases substantially all of its small
leather goods, principally wallets, from a single supplier in
India.   Unexpected disruption of this source of supply could  have an adverse effect on the Company's small leather goods business in the short-term depending upon the Company's inventory position and on the seasonal shipping requirements at that time. However, the Company believes that alternative sources for small leather goods are available and could be utilized by the Company in several months. The Company also purchases finished women's jewelry, finished belts and other accessories as well as certain belt components, including buckles, from a number of suppliers in Europe, South America and the Far East. The Company believes that alternative suppliers are readily available for substantially all purchased items. Raw materials are purchased in the open market from a number of domestic and foreign suppliers and are readily available.


Advertising Media and Promotion

  Substantial expenditures on advertising and promotions are an integral part of the Company's business. Approximately 7% of net sales was expended on promotions in 1998, of which approximately 1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining approximately 6% was expended for in-store promotions, cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

  The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, Trafalgar, Salant, Humphrey, Textan, Tandy Brands Accessories, Inc. and private label programs in men's belts; Tandy Brands Accessories, Inc., Mundy and retail private label programs in small leather goods; David Donahue in men's jewelry; and Monet, Carol Lee and Victoria Creations in women's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to meet the increasing service and technology requirements of its customers and to offer consumers high quality merchandise at popular prices.


Patents, Trademarks and Licenses

		The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's and women's leather accessories under the name "Pierre Cardin", (ii) men's costume jewelry under the name "Pierre Cardin", (iii) women's costume jewelry under the names "Anne Klein" and "Anne Klein II", and "Kenneth Cole", (iv) men's leather accessories and costume jewelry under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "Yves Saint Laurent" and "Colours by Alexander Julian", (v) men's small leather goods and men's and women's costume jewelry under the name "Guess?" and (vi) men's belts and small leather goods under the name "Slates". The Company also has exclusive licenses for men's and women's costume jewelry under the name "Yves Saint Laurent" in the United States and certain other areas of the world. The Company's "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Yves Saint Laurent", "Anne Klein" and "Anne Klein II" and "Guess?" licenses collectively may be consid-ered material to the Company's business. The Company does not believe that its business is materially dependent on any one license agreement. The "Pierre Cardin" licenses provide for percentage royalty payments not exceeding 5% of sales. The "Anne Klein", "Anne Klein II" , "Claiborne" and "Slates" licenses provide for percentage royalty payments not exceeding 6% of sales. The "Guess?" and "Geoffrey Beene" licenses provide for percentage royalty payments not exceeding 7% of sales. The "Yves Saint Laurent" leather accessories and "Kenneth Cole" licenses provide for percentage royalty payments not exceeding 8% of sales. The "Yves Saint Laurent" jewelry licenses provide for percentage royalty payments not exceeding 10% of sales. The license agreements to which the Company is a party generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's "Geoffrey Beene" license expires June 30, 2002. The Company's license to distribute "Pierre Cardin" jewelry expires December 31, 1999. The Company's licenses to distribute "Pierre Cardin" leather accessories and "Kenneth Cole" leather accessories expire December 31, 2000. The Company's "Kenneth Cole" jewelry licenses and its "Claiborne", "Slates" and "Yves Saint Laurent" licenses expire December 31, 2001. The Company's "Anne Klein" and "Anne Klein II" license expires December 31, 1999. The Company's "Guess?" licenses expire June 30, 2000.

Employees

  The Company has approximately 1,490 employees, of whom approximately 1,135 are production employees. Approximately 265 employees are employed by Joyas y Cueros at its facilities located in Costa Rica. None of the Company's or Joyas y Cueros' employees are represented by labor unions and management believes its relationships with their respective employees to be satisfactory.

Recent Developments

 	In January 1999, the Company and Garnier & Garnier, S.A. of San Jose, Costa Rica formed a joint venture, Joyas y Cueros, for the manufacture in Costa Rica of jewelry and belts. The Company contributed approximately $1,700,000 in cash, equipment and inventory to the newly-formed joint venture in exchange for 65% of the shares of Joyas y Cueros. Garnier & Garnier, S.A., through its wholly-owned subsidiary Manufacturera J.P. Nina, S.A., contributed approximately $900,000 in equipment and inventory in exchange for 35% of the shares of Joyas y Cueros. Substantially all of the revenues of Joyas y Cueros are presently derived from the sale of products to the Company.


Item 2.	Properties.

  The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. The Company manufactures and/or assembles jewelry products for both the women's accessories and men's accessories segments at this facility.

  The Company's national and international sales offices, executive offices and regional sales offices are located in leased premises at 90 Park Avenue, New York City. The leases of such pre-mises expire in 2000. Regional sales offices are also located in leased premises in Atlanta, Chicago and Beverly Hills and a branch office is leased in Scottsdale. The leases for the preceding premises expire from 1998 to 2003. Collectively, these offices contain approximately 25,000 square feet.

  The Company also leases a warehouse containing approximately 242,000 square feet in Taunton, Massachusetts, which is used in the distribution of all of the Company's products. In addition, one of the Company's factory stores is located within the Taunton location. The lease for these premises expires in 2001.

  Men's belts, suspenders and certain other leather accessories within the men's accessories segment are manufactured in premises owned by the Company in Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres.

  The Company manufactures and/or assembles women's jewelry products in a leased building of approximately 27,700 square feet. The Company is in the process of commencing the manufacture of men's belts in a leased building of approximately 45,600 square feet. Both of these buildings are located in Cartago, Costa Rica. The leases for these premises expire in 2003.

  The Company's manufacturing and distribution facilities are equipped with modern machinery and equipment, substantially all of which is owned by the Company with the remainder leased. In management's opinion, the Company's properties and machinery and equipment are adequate for the conduct of the respective businesses to which they relate.

  The Company presently operates 14 factory outlet stores in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of five years and contain approximately 32,000 square feet in the aggregate.


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

  It is the position of the PRPs who have undertaken to perform the RI/FS at the Massachusetts Superfund site that the remedial investigation has been completed. The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. Therefore, it is premature to make a determination whether this matter may have a material adverse effect on the company's operating results and financial condition. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $1,940,767 as of December 31, 1998. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%.

  In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation which will be monitored for a period of up to 24 years. Estimates of the costs of remediation range from approximately $2.8 million for natural attenuation to approximately $7.8 million for other remediation. Based on current participation, the Company's share is 7.99% of approximately 75% of the costs. Management believes that this site will not result in any material adverse effect on the Company's operating results or financial condition based on the results of periodic tests conducted at the site.

  In 1988, the Company received notice from the Department of Pollution Control and Ecology of the State of Arkansas that the Company, together with numerous other companies, had been identified as a PRP in connection with the release or threatened release of hazardous substances from the Diaz Refinery, Incor-porated site in Diaz, Arkansas. The Company has advised the State of Arkansas that it intends to participate in negotiations with the Department of Pollution Control and Ecology through the committees formed by the PRPs. The Company has not received further communications regarding the Diaz site. Therefore, it is premature to make a determination whether this matter may have a material adverse effect on the Company's operating results and financial condition.

  (b)	No material pending legal proceedings were
terminated during the three-month period ended December 31, 1998.


Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.


Executive Officers of the Registrant

The executive officers of the Company are as follows:

     Name                Age   	Title

Marshall Tulin	          81	    Chairman of the Board and Director

John A. Tulin	           52	    President and Chief Executive
                                Officer and	Director

James E. Tulin	          47   	Senior Vice President - Merchandising
               		              and Director

Richard V. Byrnes, Jr.  	39	   Senior Vice President - Operations

Paul Duckett	            58	   Senior Vice President - Distribution and
                             		Retail Store Operations

    Name                Age	   Title

Melvin Goldfeder	        62	   Senior Vice President - Special Markets
                             		Division

Eric P. Luft	            43	   Senior Vice President - Men's Division

Lewis Valenti	           59	   Senior Vice President - Women's Division

Christopher F. Wolf 	    50   	Senior Vice President, Chief Financial
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
        Stockholder Matters.


  The information called for by this Item 5 with respect to market information and the number of holders of the Registrant's Common Stock is incorporated herein by reference to the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 16 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "1998 Annual Report"), which is Exhibit 13.01 to this Annual Report on Form 10-K.

  The Company's financing agreement with its lender prohibits the payment of cash dividends on the Company's
Common Stock (see "Management's Discussion and Analysis of
Financial Condition and Results of Operations" incorporated by reference in Item 7 of this Report). The Company has not paid any cash dividends on its Common Stock in the last ten years and has no current expectation that cash dividends will be paid in the foreseeable future.


Item 6.	Selected Financial Data.

  The information called for by this Item 6 is incorporated herein by reference to the information under the caption "Financial Highlights" on page 1 of the Company's 1998 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.


  The information called for by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations" on pages 2- 5 of the Company's 1998 Annual Report.


Item 7A.	Quantitative and Qualitative Disclosures about Market
         Risk.

  The information called for by this Item 7A is incorporated herein by reference to the information under the caption "Notes to Consolidated Financial Statements B. Summary of Significant Accounting Policies" on page 9 of the Company's
1998 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

  The information called for by this Item 8 is incorporated herein by reference to the information under the following captions on pages 6-16 of the Company's 1998 Annual Report:

I.	Consolidated Balance Sheets as of December 31, 1998 and 1997.

II.	Consolidated Statements of Operations for each of
    the three years ended December 31, 1998, 1997 and 1996.

III.	Consolidated Statements of Changes in Stockholders'
     Equity for each of the three years ended December 31, 1998, 1997 and 1996.

IV.	Consolidated Statements of Cash Flows for each of
    the three years ended December 31, 1998, 1997 and 1996.

    .  Notes to Consolidated Financial Statements.

    .  Report of Independent Accountants


Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.


        	None

                        	PART III

Item 10.	Directors and Executive Officers of the Registrant.

  The information called for by this Item 10 (except for information as to the Company's executive officers, which information appears following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Act of 1934, as amended (the "1999 Proxy Statement").


Item 11.	Executive Compensation.

  The information called for by this Item 11 is incorporated herein by reference to the 1999 Proxy Statement.


Item 12.	Security Ownership of Certain Beneficial Owners and Management.

  The information called for by this Item 12 is incorporated herein by reference to the 1999 Proxy Statement.


Item 13.	Certain Relationships and Related Transactions.

  The information called for by this Item 13 is incorporated herein by reference to the 1999 Proxy Statement.

                           	PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report

1.	Financial Statements filed as part of this Report:

   The financial statements of the
   Company and the report of
   independent accountants thereon,
   included on pages 6-16 of the 1998
   Annual Report, are incorporated
   herein by reference to Item 8 of
   this Annual Report on Form 10-K.

2.	Financial Statement Schedules filed as part of this
   Report:

   The following financial statement
   schedule and the report of
   independent accountants thereon are
   submitted herewith in response to
   Item 14(d) of Part IV of this Annual
   Report on Form 10-K:


   Report of Independent Accountants on Financial
   Statement Schedule

   Financial Statement Schedule for the years ended
   December 31, 1998, 1997 and 1996:

II.	Valuation and Qualifying Accounts

(b)	Current Reports on Form 8-K during the quarter ended
    December 31, 1998

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

4.01	       Form of Certificate of Designation of the
Series A Participating Preferred Stock and Series B Participating
Preferred Stock.  (Exhibit A to Annex 1 to the Proxy
Statement/Prospectus contained in the Company's Registration
Statement, File No.33-19501, filed on January 4, 1988, is incorporated herein by reference).

4.02   	    Revolving Credit and Security Agreement dated
as of July 27, 1998 between the Company and PNC Bank, National Association, as Lender and as Agent ("PNC"). (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).

4.03  	     Pledge Agreement dated as of July 27, 1998
between the Company and PNC. (Exhibit 4.2 to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).

10.01 	     Employment Agreement dated June 20, 1991
between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1991, File No. 1-5354, is incorporated herein by reference).+

10.01.1	    Amendment dated as of September 1, 1993 to
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

10.01.3	    Amendment effective as of January 1, 1992 to
Employment Agreement between the Company and Marshall Tulin. *+

10.01.4  	  Amendment dated as of May 4, 1998 to Employment
Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).+

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

10.02.3	    Amendment dated as of January 1, 1992 to
Employment Agreement between the Company and John Tulin. *+

10.02.4	    Amendment dated as of December 10, 1998 to
Employment Agreement between the Company and John Tulin. *+

10.03	      Employment Agreement dated as of March 1, 1989
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

10.03.4	Amendment dated as of January 1, 1992 to
Employment Agreement between the Company and James Tulin. *+

10.03.5 	   Amendment dated as of December 10, 1998 to
Employment Agreement between the Company and James Tulin. *+

10.04	      1987 Incentive Stock Option Plan of the Com-
pany. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.05	      Form of Termination Agreement effective January
1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. *+

10.06	      Deferred Compensation Plan of the Company dated
as of January 1, 1987.  (Exhibit 10.12 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

10.07	      Agreement dated as of July 14, 1981 between the
Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference).

10.08	      The New Swank, Inc. Retirement Plan Trust
Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees.
(Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).

10.09	      Plan of Recapitalization of the Company dated
as of September 28, 1987, as amended (Exhibit 2.01 to Post-Effective Amendment No.1 to the Company's S-4 Registration
Statement, File No.33-19501, filed on February 9, 1988, is incorporated herein by reference).

10.10	      Key Employee Deferred Compensation Plan.
(Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.10.1	    First Amendment effective January 1, 1997 to
Key Employee Deferred Compensation Plan.  (Exhibit 10.14.1 to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.11	      1994 Non-Employee Director Stock Option Plan.
(Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.11.1    	Stock Option Contracts dated as of December 31,
1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.11.2	    Stock Option Contract dated as of April 20,
1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.3	    Stock Option Contract dated as of April 20,
1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.4	    Stock Option Contract dated December 12, 1995
between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.5	    Stock Option Contracts dated as of July 31,
1996 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.11.6	    Stock Option Contracts dated as of April 24,
1997 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference). +

10.11.7	    Stock Option Contract dated as of April 23,
1998 between the Company and John J. Macht.. *+

10.11.8	    Stock Option Contract dated as of April 23,
1998 between the Company and Raymond Vise. *+

10.11.9	    Stock Option Contract dated as of April 23,
1998 between the Company and Mark Abramowitz. *+

10.12 	     Stock Option Contract dated as of October 1,
1996 between the Company and Christopher F. Wolf. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.13  	    Letter Agreement effective August 1, 1996
between the Company and John J. Macht.  (Exhibit 10.18 to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.14  	    Letter Agreement effective August 1, 1998
between the Company and The Macht Group. * +

10.15  	    Swank, Inc. 1998 Equity Incentive Compensation
Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference).+

10.16  	    Notice Of Performance Award And Award Agreement
as of October 21, 1998 to John Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. *+

10.17  	    Notice Of Performance Award And Award Agreement
as of October 21, 1998 to Eric P. Luft under Swank, Inc. 1998
Equity Incentive Compensation Plan. *+

10.18   	   Notice Of Performance Award And Award Agreement
as of October 21, 1998 to Lewis Valenti under Swank, Inc. 1998
Equity Incentive Compensation Plan. *+

10.19  	    Notice Of Performance Award And Award Agreement
as of October 21, 1998 to James Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. *+


13.01	      1998 Annual Report to Stockholders.*

21.01	      Subsidiaries of the Company.*

23.01	      Consent of independent accountants.*

27.01       Financial Data Schedule.*


___________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.

               Report of Independent Accountants on
                    Financial Statement Schedule


To the Stockholders of Swank, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 16, 1999 appearing on page 16 of the 1998 Annual Report to Stockholders of Swank, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 1999

                           Swank, Inc.
            Schedule II - Valuation and Qualifying Accounts

Column A                             Column B       Column C        Column D            Column E
                                     Balance at	    Additions		                         Balance
                                     Beginning      Charged		                           End of
                                     of Period      to Expense	     Deductions	         Period
For the year ended December 31, 1998

Reserve for Receivables
Allowance for doubtful accounts      $1,500,000 $   (171,000) (G)  $ (171,000)  (A) (I) $1,500,000
Allowance for cash discounts            227,000    1,381,000  (H)   1,378,000   (B)        230,000
Allowance for customer returns        5,213,000    7,033,000  (F)   7,910,000   (C)      4,336,000
Allowance for cooperative advertising   456,000    1,355,000  (G)   1,211,000   (D)        600,000
Allowance for in-store markdowns      2,310,000    7,059,000  (G)   6,994,000   (E)      2,375,000
Total                                 9,706,000   16,657,000       17,322,000            9,041,000

Reserve for Inventory Obsolescence     $874,000            0         $389,000   (K)       $485,000

For the year ended December 31, 1997

Reserve for Receivables
Allowance for doubtful accounts      $1,481,000      $92,000  (G)     $73,000   (A)     $1,500,000
Allowance for cash discounts            176,000    1,427,000  (H)   1,376,000   (B)        227,000
Allowance for customer returns        4,826,000    7,025,000  (F)   6,638,000   (C)      5,213,000
Allowance for cooperative advertising   537,000    1,106,000  (G)   1,187,000   (D)        456,000
Allowance for in-store markdowns      3,443,000    5,717,000  (G)   6,850,000   (E)      2,310,000
Total                                10,463,000   15,367,000       16,124,000            9,706,000

Reserve for Inventory Obsolescence     $574,000     $439,000  (J)    $139,000   (K)       $874,000

For the year ended December 31, 1996

Reserve for Receivables
Allowance for doubtful accounts      $1,050,000    $631,000   (G)    $200,000   (A)     $1,481,000
Allowance for cash discounts             91,000   1,368,000   (H)   1,283,000   (B)        176,000
Allowance for customer returns        4,504,000   6,528,000   (F)   6,206,000   (C)      4,826,000
Allowance for cooperative advertising   652,000   1,094,000   (G)   1,209,000   (D)        537,000
Allowance for in-store markdowns      2,800,000   6,120,000   (G)   5,477,000   (E)      3,443,000
Total                                 9,097,000  15,741,000        14,375,000           10,463,000

Reserve for Inventory Obsolescence            0    $574,000   (J)           0             $574,000


(A) Bad debts charged off as uncollectable, net of reserves.
(B) Cash discounts taken by customers.
(C) Customer returns.
(D) Credits issued to customers for cooperative advertising.
(E) Credits issued to customers for in-store markdowns.
(F) Net reduction in sales and cost of sales.
(G) Located in selling and administrative.
(H) Located in net sales.
(I) Accounts receivable recoveries in excess of charge-offs.
(J) Located in cost of sales.
(K) Inventory charged-off.

                       SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1999		            SWANK, INC.
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

Signature           	     Title                  		      Date


/s/ John A. Tulin         President and Chief Executive 	March 29, 1999
John A. Tulin	            Officer and Director
                     					(principal executive
                          officer)

/s/ Christopher F. Wolf   Senior Vice President,	        March 29, 1999
Christopher F. Wolf  	    Chief Financial Officer,
                          Treasurer and Secretary
                          (principal financial and
                          accounting officer)

/s/ Mark Abramowitz 	     Director		                     March 29, 1999
Mark Abramowitz

/s/ John J. Macht	        Director		                     March 29, 1999
John J. Macht

Signature            	    Title                    		    Date


/s/ James E. Tulin		      Director			                    March 29, 1999
James E. Tulin


/s/ Marshall Tulin 		     Director	        	             March 29, 1999
Marshall Tulin


/s/ Raymond Vise 		       Director	        	             March 29, 1999
Raymond Vise

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549



                          EXHIBITS
                            to
                 ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR
                  ENDED DECEMBER 31, 1998



                        SWANK, INC.

Exhibit	   Description

3.01		     Restated Certificate of Incorporation of the Company
           dated May 1, 1987, as amended to date. (The first exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).

3.02		     By-laws of the Company, as amended to date.  (Exhibit
           3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

4.01		     Form of Certificate of Designation of the Series A
           Participating Preferred Stock and Series B Participating Preferred Stock. (Exhibit A to Annex 1 to the Proxy
           Statement/Prospectus contained in the Company's
           Registration Statement, File No.33-19501, filed on
           January 4, 1988, is incorporated herein by reference).

4.02      	Revolving Credit and Security Agreement dated as of July
           27, 1998 between the Company and PNC Bank, National
           Association, as Lender and as Agent ("PNC").  (Exhibit
           4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).

4.03      	Pledge Agreement dated as of July 27, 1998 between the
           Company and PNC. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).

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

10.01.3   	Amendment effective as of January 1, 1992 to Employment
           Agreement between the Company and Marshall Tulin. *+

10.01.4   	Amendment dated as of May 4, 1998 to Employment Agreement
           between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).+

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

10.02.3	  Amendment dated as of January 1, 1992 to Employment
          Agreement between the Company and John Tulin. *+

10.02.4	  Amendment dated as of December 10, 1998 to Employment
          Agreement between the Company and John Tulin. *+

10.03	    Employment Agreement dated as of March 1, 1989 between
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

10.03.4  	Amendment dated as of January 1, 1992 to Employment
          Agreement between the Company and James Tulin. *+

10.03.5	  Amendment dated as of December 10, 1998 to Employment
          Agreement between the Company and James Tulin. *+

10.04	    1987 Incentive Stock Option Plan of the Company.
          (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No.
          1-5354, is incorporated herein by reference).+

10.05    	Form of Termination Agreement effective January 1, 1999
          between the Company and each of the Company's officers listed on Schedule A thereto. *+

10.06	    Deferred Compensation Plan of the Company dated as of
          January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

10.07    	Agreement dated as of July 14, 1981 between the Company
          and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans.
          (Exhibit 10.12(b) to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1981, File
          No. 1-5354, is incorporated herein by reference).

10.08	    The New Swank, Inc. Retirement Plan Trust Agreement dated
          as of January 1, 1994 among the Company and Marshall
          Tulin, John Tulin and Raymond Vise, as co-trustees.
          (Exhibit 10.12 to the Company's Annual Report on Form 10-
          K for the fiscal year ended December 31, 1994, File No.
          1-5354, is incorporated herein by reference).

10.09	    Plan of Recapitalization of the Company dated as of
          September 28, 1987, as amended (Exhibit 2.01 to Post-Effective Amendment No.1 to the Company's S-4 Registration Statement, File No.33-19501, filed on February 9, 1988, is incorporated herein by reference).

10.10    	Key Employee Deferred Compensation Plan. (Exhibit 10.17
          to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.10.1  	First Amendment effective January 1, 1997 to Key Employee
          Deferred Compensation Plan.  (Exhibit 10.14.1 to the
          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.11	    1994 Non-Employee Director Stock Option Plan.  (Exhibit
          10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.11.1	  Stock Option Contracts dated as of December 31, 1994
          between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.11.2	  Stock Option Contract dated as of April 20, 1995 between
          the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.3	  Stock Option Contract dated as of April 20, 1995 between
          the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incor-porated herein by reference).+

10.11.4  	Stock Option Contract dated December 12, 1995 between the
          Company and John J. Macht.  (Exhibit 10.15.5 to the
          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.5	  Stock Option Contracts dated as of July 31, 1996 between
          the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.11.6  	Stock Option Contracts dated as of April 24, 1997 between
          the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1997, File No. 1-5354, is incorporated herein by reference). +

10.11.7	  Stock Option Contract dated as of April 23, 1998 between
          the Company and John J. Macht.. *+

10.11.8  	Stock Option Contract dated as of April 23, 1998 between
          the Company and Raymond Vise. *+

10.11.9  	Stock Option Contract dated as of April 23, 1998 between
          the Company and Mark Abramowitz. *+

10.12    	Stock Option Contract dated as of October 1, 1996 between
          the Company and Christopher F. Wolf. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.13    	Letter Agreement effective August 1, 1996 between the
          Company and John J. Macht.  (Exhibit 10.18 to the
          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.14    	Letter Agreement effective August 1, 1998 between the
          Company and The Macht Group. * +

10.15    	Swank, Inc. 1998 Equity Incentive Compensation Plan
          (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference).+

10.16    	Notice Of Performance Award And Award Agreement as of
          October 21, 1998 to John Tulin under Swank, Inc. 1998
          Equity Incentive Compensation Plan. *+

10.17    	Notice Of Performance Award And Award Agreement as of
          October 21, 1998 to Eric P. Luft under Swank, Inc. 1998
          Equity Incentive Compensation Plan. *+

10.18    	Notice Of Performance Award And Award Agreement as of
          October 21, 1998 to Lewis Valenti under Swank, Inc. 1998 Equity Incentive Compensation Plan. *+

10.19    	Notice Of Performance Award And Award Agreement as of
          October 21, 1998 to James Tulin under Swank, Inc. 1998
          Equity Incentive Compensation Plan. *+


13.01	    1998 Annual Report to Stockholders.*

21.01	    Subsidiaries of the Company.*

23.01	    Consent of independent accountants.*

27.01     Financial Data Schedule.*


___________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.