Form 10-Q
period 1999-03-31
SWANK INC
filed 1999-05-10
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                            -----------------
                                FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

     For the quarterly period ended     March 31, 1999

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

                             Yes ___      No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class                    Shares Outstanding on April  30, 1999
Common stock, $.10 par value                       16,569,423


                               SWANK, INC.
                       PART I - FINANCIAL STATEMENTS
   Item 1.  Financial Statements.CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                          (Dollars in thousands)


                                       March 31, 1999     December 31, 1998
          ASSETS
Current:
  Cash and cash equivalents                   $   306               $  757
  Accounts receivable, less
allowances
    of $8,435 and 9,041                        19,553               14,756
  Inventories
          Raw materials              $7,782              $7,028
          Work in process             7,952               7,337
          Finished goods             24,460    40,194    26,819     41,184
  Deferred income taxes                         4,069                4,069
  Prepaid and other                               970                  967

          Total current assets                 65,092               61,733


Property, plant and equipment, at    27,845              26,932
 cost
    less accumulated depreciation    21,702     6,143    21,358      5,574
     and amortization
Other assets                                    6,008                5,662

  Total assets                                $77,243              $72,969

          LIABILITIES
Current:
  Notes payable to banks                      $21,761              $15,321
  Current portion of long-term                    242                  242
   debt
  Accounts payable                              5,485                5,770
  Accrued employee compensation                 3,517                4,775
  Income taxes payable                            508                1,888
  Other current liabilities                     3,895                4,232

          Total current                        35,408               32,228
           liabilities

Long-term obligations                           9,918                9,563

          Total liabilities                    45,326               41,791

Minority Interest in consolidated                 608
 subsidiary

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,902,942 and                       1,690                1,689
     16,887,942 shares
Capital in excess of par value                    926                  913
Retained earnings                              29,399               29,285
Accumulated other comprehensive                     3
income
                                               32,018               31,887
Treasury stock, at cost,                         (709)                (709)
 333,519 shares
          Total stockholders'                  31,309               31,178
           equity

Total liabilities and                         $77,243              $72,969
 stockholders' equity


The accompanying notes are an integral part of the condensed consolidated financial statements.


                               SWANK, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
             (Dollars in thousands except per share data)
                   ---------------------------------


                                                    1999         1998

Net Sales                                      $  37,199     $ 33,630

Cost of goods sold                                23,144       19,485

Gross profit                                      14,055       14,145

Selling and administrative expenses               13,684       12,571

Income from operations                               371        1,574

Interest expense, net                                348          248

Income before income taxes and minority               23        1,326
 interest

Provision for income taxes                           (90)        (517)

Minority interest in loss of consolidated            182            0
 subsidiary

Net income                                         $ 115        $ 809

Share and per share information:

Weighted average common shares outstanding    16,566,627   16,511,844

Net income per common share                        $ .01        $ .05

Weighted average common shares outstanding    16,889,216   16,748,913
 assuming dilution

Net income per common share assuming               $ .01        $ .05
 dilution

The accompanying notes are an integral part of the condensed consolidated financial statements.


                              SWANK, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                         (Dollars in thousands)
                            --------------


                                                1999         1998
Cash flow from operating activities:

Net income                                     $ 115        $ 809

Adjustments to reconcile net income
 to net cash used in operations:

  Depreciation and amortization                  355          492
  Provision (recoveries) for bad debts            13         (404)
  Minority interest in net loss of              (182)
   consolidated subsidiary

Changes in assets and liabilities
   Increase in accounts receivable            (4,797)      (2,992)
   Decrease (Increase) in inventory            1,387       (1,491)
   Increase in prepaid and other                  (1)         (23)
   Increase in other assets                     (119)         (53)
   (Decrease) Increase in accounts payable    (1,916)        (693)
      and accrued liabilities
   (Decrease) Increase in income taxes        (1,380)         436
     payable
    Increase in long-term obligations            288          338

               Net cash used in operations    (6,237)      (3,581)

Cash flow from investing activities:
  Capital expenditures                          (361)        (203)
  Premiums on life insurance                    (227)        (326)

               Net cash used in investing       (588)        (529)
                activities

Cash flow from financing activities:

  Borrowing under revolving credit            21,971       18,023
   agreements
  Payments of revolving credit obligations   (15,531)     (13,237)
  Principal payments on long-term debt           (75)        (859)
  Proceeds from exercise of employee stock         9            5
   options

               Net cash provided by            6,374        3,932
                financing activities

  Net decrease in cash and cash equivalents     (451)        (178)

  Cash and cash equivalents at beginning of      757        1,235
   period

  Cash and cash equivalents at end of           $306       $1,057
   period



The accompanying notes are an integral part of the condensed consolidated financial statements.


                             SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 1999 and 1998. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 1998 Annual Report to Stockholders which was incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) Effective January 8, 1999, the Company acquired 65% of the shares of Joyas y Cueros S.A. de Costa Rica ("Joyas"), a newly formed corporation located in Cartago, Costa Rica in exchange for approximately $1.7 million in cash, equipment and inventory. The minority shareholder contributed approximately $.9 million in equipment and inventory. Joyas presently manufactures women's jewelry and is initiating the manufacture of belts. Substantially all of Joyas' revenue is derived from products manufactured for the Company and the results of Joyas' operations have been included in the Company's condensed consolidated financial statements from the transaction's effective date. The Condensed Consolidated Financial Statements include the accounts of Swank, Joyas and a wholly-owned foreign sales corporation. All significant intercompany amounts have been eliminated. Accumulated other comprehensive income arises from the effects of currency translation.

(3) During the three month period ended March 31, 1999, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1998 Annual
    Report to Stockholders.

(4) The following table sets forth the computation of net income per share for the quarters ending March 31, 1999 and March 31, 1998 (in thousands, except for share and per share data):

                                                     Quarter
                                                  Ended March 31,
                                                 1999        1998
Numerator:
Net income                                      $ 115       $ 809

Denominators:
Shares used in computing net income per
  common share                             16,566,627  16,511,844
Effect of dilutive options                    322,589     237,069
Shares used in computing net income per    16,889,216  16,748,913
  common per share assuming dilution

Net income per common share                     $ .01       $ .05
Net income per common share assuming            $ .01       $ .05
  dilution




Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)



(5) Segment Information (in  thousands):
                                                           Consol-
                                                           idated
                          Men's       Women's     Other    Total
1999
Revenue from
external customers        $22,000     $14,164    $1,035     $37,199
Segment profit(loss)         (186)        537      (146)        205

1998
Revenue from
external customers        $19,203     $13,373    $1,054     $33,630
Segment profit(loss)          625         852      (151)      1,326


(6) Effective January 1, 1999 the Company adopted the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which establishes criteria for capitalizing internal and external costs associated with software development. SOP 98-1 requires that the new accounting treatment be applied prospectively from the date of adoption. During the quarter ended March 31, 1999, the Company capitalized software development costs pursuant to SOP 98-1 which had the effect of increasing income before income taxes by $50,000 and net income by approximately $30,500. Exclusive of the effects of this change, net income per share and net income per share assuming dilution would have been $.01 and $.00, respectively.


Item 2. Management's Discussion and Analysis of the Financial
        Condition and Results of Operations

Results of Operations


  As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (approximately January - June) and Fall (approximately July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results of the quarter are not necessarily indicative of the results to be expected for the full year.


Net Sales

  Net sales for the quarter ended March 31, 1999 increased by 10.6% to $37,199,000 compared to $33,630,000 for the quarter
ended March 31, 1998.   Net sales of Men's Accessories increased
by $2,797,000 or 14.6% and net sales for Women's Accessories increased by $791,000 or 5.9%, both compared to the quarter ended March 31, 1998.

  The increase in net sales of Men's Accessories was primarily due to increased shipments of belts reflecting improved sales to existing mass merchandising customers and spring shipments of the
Company's Claiborne for Men line, first shipped last summer.   In
addition, the Company commenced shipments of a new private-label personal leather goods program during the quarter.

  Women's Accessories net sales increased during the quarter principally due to initial spring shipments of the Kenneth Cole Women's jewelry line which was introduced last fall and to increased sales of out-of-line merchandise compared to the quarter ended March 31, 1998.

Gross Profit

  Gross profit for the quarter ended March 31, 1999 decreased by $90,000 or less than 1% to $14,055,000 compared to $14,145,000 for the quarter ended March 31, 1998. Gross profit for Men's Accessories increased by $100,000 and gross profit for Women's Accessories decreased by $180,000, both compared to the quarter ended March 31, 1998.

  Gross profit expressed as percentage of net sales fell to 33.0% for Men's Accessories for the quarter ended March 31, 1999 compared to 37.3% last year. Gross profit expressed as percentage of net sales fell to 43.8% for Women's Accessories for the quarter ended March 31, 1999 compared to 47.7% last year. The
decline in gross profit   in Men's Accessories  was primarily due
to an increase in product costs, partially attributable to a reduction in favorable overhead variances, and to disposition of excess and discontinued inventory at reduced margins. The decline in gross profit in Women's Accessories was primarily due to the Company's share of start-up losses incurred by Joyas y Cueros de Costa Rica, S.A. and to an increase in product costs, partially attributable to a reduction in favorable overhead variances. The Company reduced production at its domestic belt and jewelry manufacturing facilities during the quarter in response to current requirements for merchandise and to changes in product sourcing.



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

  Customer returns through March 31, 1999 are within the estimates utilized in establishing the allowance for returns as of December 31, 1998. First quarter adjustments to the reserve in 1999 and 1998 include routine accruals for estimated returns on current period sales and charges for actual returns received through March 31. The extent of the variance, if any, of actual 1999 returns from the allowance established at December 31, 1998 will be finally determined during the second quarter and recorded at that time.


Selling and Administrative Expenses

  Selling and administrative expenses increased $1,113,000 or 8.9% for the quarter ended March 31, 1999 to $13,684,000 from $12,571,000 last year. The increase in selling expenses for the quarter is principally due to increased sales commissions and other variable costs associated with higher sales volume and to planned increases in advertising and promotional costs. Total advertising and promotional expenditures totaled 7.0% and 6.2% of net sales for the quarters ended March 31, 1999 and March 31, 1998, respectively. Administrative expenses for the quarter ended March 31, 1999 increased compared to the same period in the prior year primarily due to a non-recurring reduction in expenses during the first quarter of 1998. Selling and administrative expenses as a percentage of net sales decreased to 36.8% for the quarter ended March 31, 1999 from 37.4% last year reflecting the higher sales volume.


Interest Expense

  Net interest expense increased $100,000 compared to the same period in the prior year primarily as a result of $78,000 in non-recurring interest income recorded in the first quarter of 1998. The effect on interest expense of the increased borrowing levels during the quarter ended March 31, 1999 was, for the most part, negated by lower interest rates.


Provision for Income Taxes

  The Company recorded a provision for income taxes on domestic pretax earnings for the quarter ended March 31, 1999 at approximately the blended state and federal statutory rates. No income tax benefit is anticipated on the losses incurred by the Company's Costa Rican subsidiary. In the first quarter of 1998, the Company recorded a provision for incomes taxes at an effective rate of 39% which approximated blended state and federal statutory rates.


Liquidity and Capital Resources

  The Company's working capital increased by $179,000 during quarter ended March 31, 1999 compared to an increase of $1,385,000 for the quarter ended March 31, 1998.




Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

  As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result,
receivables peak in the fourth quarter.   The Company builds its
inventory during the year to meet the demand for the holiday season. The required cash is provided by a revolving credit facility.

  Cash used in operations for the quarter totaled $6,237,000 consisting primarily of increases in accounts receivable balances, decreases in accounts payable and accrued liabilities and a decrease in income taxes payable, offset in part by a reduction in inventory. Accounts receivable increased $4,797,000 primarily due to increased sales during the quarter and to seasonal reductions in allowances. Accounts receivable allowances decreased due to actual charges processed for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to 1998. These reductions are partially offset by increases resulting from accruals associated with current period sales activity. Income taxes payable declined by $1,380,000 after payments made during the quarter. Inventory levels fell by $1,387,000 reflecting the Company's efforts to reduce inventory levels and dispose of excess and out-of-line merchandise.

  Cash used in investing activities was $588,000 for capital expenditures and insurance premiums. Cash provided by financing activities totaled $6,374,000 consisting primarily of net borrowings under the Company's revolving credit agreement.


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

  Through consultation with its vendors the Company believes that the operating systems for key hardware components are Year 2000 compliant. Assessment of the Company's network is substantially complete and various components have been identified as requiring upgrades from vendors. The nature of these is currently under consideration but the necessary changes are expected to be completed by June 30, 1999. Substantial completion of testing is expected during the second quarter of 1999.

  The process of identifying potential issues associated with embedded technology or so called non-IT systems has been initiated. Management has considered the Company's manufacturing processes, the age of its facilities and the associated building systems in determining that non-IT systems represent relatively low risk.

  The Company's principal retail customers have been extending the scope of their electronic interfaces with the Company and management believes that this is likely to continue. To date, these interfaces have consisted principally of sales order entry transactions through Electronic Data Interchange ("EDI"). The Company has been able to respond to its customers' Year 2000 requirements without material effects on the Company's business or results of operations and management presently has no reason to believe that the Company will not be able to continue to do so. The Company has installed Year 2000 compliant EDI software.



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

  In September 1998, the Company implemented a program to contact third parties with whom it has material business relationships to obtain information and representations with respect to the respective readiness of each for Year 2000. Third parties contacted include major customers, determined regardless of whether there is an existing EDI relationship, major vendors and suppliers of key services such as utilities, telecommunications and banking. The Company has received responses to most of these requests.

  Various third parties with whom the Company has material business relationships have represented that they have programs in place to attain Year 2000 compliance but with a completion date in 1999. Since many of the Company's third party relationships are with public companies the Company has instituted a program to review their public filings with respect to the Year 2000 issue. The most recent information which the Company has reviewed is set forth in quarterly filings with the Securities and Exchange Commission for September and October
1998.  These   filings reveal that, in general, the companies
were not currently Year 2000 compliant but that they expect to achieve compliance sometime prior to the end of the third quarter of 1999. The Company will update this process in May following the completion of the relevant year end filings. Management has determined that for the time being it is in the best interest of the Company to periodically monitor the progress of key vendors and suppliers by obtaining updated representations and/or by review of their public disclosures, where available. The Company expects to assess each individual case in the third quarter of 1999 in light of the information then available.

  With respect to material customers, management is relatively less concerned about EDI transactions per se because of their defined protocols, the utilization of generally available third party translators and the ability to conduct mutual testing. However, there remains the risk that EDI customers' may experience other systems issues internal to them which disrupt the functionality of otherwise Year 2000 compliant EDI systems.
A significant disruption in EDI processing could materially impair the Company's shipments. Management has determined that, for the time being, it is in the best interest of the Company to periodically monitor the progress of key customers by obtaining updated representations and/or by review of their public disclosures (see above), where available. Major customers' progress will be reassessed in the third and fourth quarters of 1999 and, if issues remain, management anticipates the ability to ameliorate the problem, at least temporarily, through development of mutually agreed strategies which might include some acceleration of order placement during 1999. January and February are typically important cash flow months as the Company's retail customers remit payments for their seasonally high pre-holiday purchases. Irrespective of EDI, it is possible that the ability of one or more material customers to process payments may be impaired. Management believes that the existing revolving line of credit will be adequate for a number of months in the event of unanticipated delays in customer remittances.

  Presently, it is management's view that service providers represent the greatest conceptual risk to material disruption in the Company's operations. The Company is dependent upon utilities and telecommunications entities for day-to-day operations as well as upon the ability of its banks to provide cash receipts and disbursements services as well as working capital. To the extent that any of these entities are significantly impaired for more than a relatively short period the corresponding impact on the Company is likely to be material. Service providers are included among the companies whose public filings the Company is reviewing as described above.

   The Company has not yet developed a contingency plan and has no definitive plans in this regard other than to quarterly reassess the need to develop a formal plan during 1999. This assessment will be based for the most part on the results of the periodic monitoring of material third parties as described above and the internal testing anticipated during the second quarter. Management notes that relatively modest actions may be sufficient to significantly reduce certain risks to the Company. For example, if it appears warranted, management has the ability prior to year end to accelerate procurement of inventories which would otherwise take place in the first quarter. In addition, management believes that alternative sources of supply are readily available for most of its purchased materials and finished products and that relationships with such sources could be developed within a few months. Management believes that the Company's seasonality with reduced activity in the first quarter provides something of a buffer against the worst case customer and service provider scenarios. The Company's exposure to lost revenue and the risk of reduction in its other activities will be significantly less in the first quarter of 2000 than in the last quarter of 1999. January will be the first month in a Year 2000 operating environment and January is historically a relatively low volume month for the Company.

  As described above, most of the Company's applications software was internally developed and the necessary modifications have been and are being made utilizing existing internal personnel resources. These resources are included in the Company's recurring IT budget. Management does not believe that use of existing resources for Year 2000 remediation has been materially detrimental to the completion of other significant IT projects. The Company has had to purchase specific Year 2000 upgrades with respect to certain third party software applications. The aggregate cost of these upgrades through March 31, 1999 was approximately $75,000. The Company' current estimate for additional expenditures specifically required in response to Year 2000 issues is $30,000, principally to make the Company's network Year 2000 compliant. However, it remains possible that the planned testing process will reveal new areas requiring expenditures. The Company has been working toward standard minimum personal computer (PC) specifications and common PC operating systems. Acceleration of this program, if any, required by Year 2000 considerations is not expected to be significant.

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


                  PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibit No. Description

          10.0        Stock Option Contract dated as of April 22, 1999
                      between the Company and John J. Macht.
          10.1        Stock Option Contract dated as of April 22, 1999
                      between the Company and Raymond Vise.
          10.2        Stock Option Contract dated as of April 22, 1999
                      between the Company and Mark Abramowitz.

          27.0        Financial Data Schedule.


(b)       Reports on Form 8-K - none


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SWANK, INC
                         Registrant




                         /s/ Christopher F. Wolf

                         Christopher F. Wolf
                         Senior Vice President,
                         Chief Financial Officer
                         And Treasurer


Date:    May 10, 1999