Form 10-Q
period 1999-06-30
SWANK INC
filed 1999-08-12
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                            -----------------
                                 FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

     For the quarterly period ended     June 30, 1999

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

          For the transition period from ________ to _______

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
                          Yes ___    No ___

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

 Title of Class                 Shares Outstanding on July  31, 1999
Common stock, $.10 par value                 16,569,423

                            SWANK, INC.
                 PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                       (Dollars in thousands)


                                       June 30, 1999    December 31, 1998
          ASSETS
Current:
  Cash and cash equivalents                    $ 239                $ 757
  Accounts receivable, less
   allowances of $6,486 and $9,041            15,434               14,756
  Inventories
          Raw materials             $8,680                $7,028
          Work in process            7,405                 7,337
          Finished goods            25,889    41,974      26,819    41,184
  Deferred income taxes                        4,069                 4,069
  Prepaid income taxes                         1,599                     -
  Prepaid and other                            1,285                   967

          Total current assets                64,600                61,733


Property, plant and equipment, at   28,151                26,932
 cost
    less accumulated depreciation   22,064     6,087      21,358     5,574
     and amortization
Other assets                                   6,214                 5,662

  Total assets                              $ 76,901              $ 72,969

          LIABILITIES
Current:
  Notes payable to banks                    $ 22,206              $ 15,321
  Current portion of long-term                   243                   242
   debt
  Accounts payable                             6,585                 5,770
  Accrued employee compensation                2,974                 4,775
  Income taxes payable                             -                 1,888
  Other current liabilities                    4,244                 4,232

          Total current                       36,252                32,228
           liabilities

Long-term obligations                          9,516                 9,563

          Total liabilities                   45,768                41,791

Minority Interest in consolidated                565                     -
 subsidiary

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,902,942 and                      1,690                 1,689
     16,887,942 shares
Capital in excess of par value                   926                   913
Retained earnings                             28,654                29,285
Accumulated other comprehensive                    7                     -
 income
                                              31,277                31,887
Treasury stock , at cost,                       (709)                 (709)
 333,519 shares
          Total stockholders'                 30,568                31,178
           equity

Total liabilities and                       $ 76,901             $  72,969
 stockholders' equity


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998
          (Dollars in thousands except per share data)
                ---------------------------------


                                                      1999         1998

Net Sales                                         $ 32,725     $ 32,177

Cost of goods sold                                  21,170       18,918

Gross profit                                        11,555       13,259

Selling and administrative expenses                 12,715       13,661

Loss from operations                                (1,160)        (402)

Interest expense, net                                  391          423

Loss before income taxes and minority               (1,551)        (825)
 interest

Benefit for income taxes                               762          322

Minority interest in loss of consolidated               43            0
 subsidiary

Net (loss)                                           $(746)       $(503)


Share and per share information:

Weighted average common shares outstanding      16,569,423   16,525,677

Net loss per common share                           $ (.05)      $ (.03)

Weighted average common shares outstanding      16,569,423   16,525,677
 assuming dilution

Net loss per common share assuming dilution         $ (.05)      $ (.03)


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (Dollars in thousands)
                        ----------------


                                                     1999         1998

Net Sales                                        $ 69,924     $ 65,806

Cost of goods sold                                 44,313       38,403

Gross profit                                       25,611       27,403

Selling and administrative expenses                26,399       26,232

Income (loss) from operations                        (788)       1,171

Interest charges, net                                 739          670

Income (loss) before income taxes and              (1,527)         501
 minority interest

Benefit (provision) for income taxes                  672         (195)

Minority interest in loss of consolidated             224            0
 subsidiary

Net income (loss)                                   $(631)        $306

Share and per share information:

Weighted average common shares outstanding     16,568,025   16,518,761

Net income (loss) per common share                 $ (.04)       $ .02

Weighted average common shares outstanding     16,729,320   16,637,295
 assuming dilution

Net income (loss) per share assuming               $ (.04)       $ .02
 dilution

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (Dollars in thousands)
                         --------------


                                                1999           1998
Cash flow from operating activities:

Net income (loss)                             $ (631)         $ 306

Adjustments to reconcile net income
 to net cash used in operations:

  Depreciation and amortization                  742            956
  Gain on sale of fixed assets                     -             (3)
  Recoveries of bad debts                        (30)          (358)
  Minority interest in net loss of              (224)             -
   consolidated subsidiary

Changes in assets and liabilities
   Increase in accounts receivable              (786)           (64)
   Increase in inventory                        (393)        (7,935)
   (Increase) decrease in prepaid and           (354)           178
    other
   (Increase) decrease in other assets           (43)            50
   (Increase) in prepaid income taxes         (1,599)          (960)
    Increase (decrease) in accounts             (911)         1,725
     payable and accrued liabilities
    Decrease in income taxes payable          (1,888)          (253)
    Increase in long-term obligations             65              4

               Net cash used in               (6,052)       ( 6,354)
                operations

Cash flow from investing activities:
  Capital expenditures                          (788)          (494)
  Premiums on life insurance                    (409)          (483)

               Net cash used in               (1,197)          (977)
                investing activities


Cash flow from financing activities:

  Borrowing under revolving credit            38,520         35,921
   agreements
  Payments of revolving credit               (31,635)      (26,782)
   obligations
  Principal payments on long-term debt          (168)       (2,820)
  Proceeds from exercise of employee              14            33
   stock options

               Net cash provided by            6,731         6,352
                financing activities

  Net decrease in cash and cash               $ (518)         (979)
   equivalents

  Cash and cash equivalents at                   757         1,235
   beginning of period

  Cash and cash equivalents at end of          $ 239          $256
   period


The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 1999 and 1998. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 1998 Annual Report to Stockholders which was incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) Effective January 8, 1999, the Company acquired 65% of the shares of Joyas y Cueros S.A. de Costa Rica ("Joyas"), a newly formed corporation located in Cartago, Costa Rica in exchange for approximately $1.7 million in cash, equipment and inventory. The minority shareholder contributed approximately $.9 million in equipment and inventory. Joyas presently manufactures women's jewelry and men's belts. Substantially all of Joyas' revenue is derived from products manufactured for the Company and the results of Joyas' operations have been included in the Company's condensed consolidated financial statements from the transaction's effective date. The Condensed Consolidated Financial Statements include the accounts of Swank, Joyas, and a wholly-owned foreign sales corporation. All significant intercompany amounts have been eliminated. Accumulated other comprehensive income arises from the effects of currency translation.

(3) During the six month period ended June 30, 1999, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1998 Annual
  Report to Stockholders.

(4)  The following table sets forth the computation of net income
  (loss) per share for the quarters ending June 30, 1999 and June 30, 1998 (in thousands, except for share and per share data):


                                                         Quarter               Six Months
                                                      Ended June 30,         Ended June 30,
                                                   1999         1998        1999       1998
Numerator:
Net income (loss)                               $ (746)      $ (503)     $ (631)      $ 306

Denominators:
Shares used in computing net income per
 common share                               16,569,423   16,525,677  16,568,025  16,518,761
Effect of dilutive options                           0            0     161,295     118,534
Shares used in computing net income per     16,569,423   16,525,677  16,729,320  16,637,295
 common per share assuming dilution

Net income (loss) per common share              $ (.05)      $ (.03)     $ (.04)       $.02
Net income (loss) per common share              $ (.05)      $ (.03)     $ (.04)       $.02
 assuming dilution


Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)



(5)  Segment Information (in  thousands):

                                     Men's   Women's    Other  Consolidated
3 months ending June 30
1999
Revenue from external customers    $20,503   $10,988   $1,234       $32,725
Segment profit (loss) before tax      (647)     (810)     (51)       (1,508)

1998
Revenue from external customers    $21,823    $9,059   $1,295       $32,177
Segment profit (loss) before tax         8      (799)     (34)         (825)

6 months ending June 30
1999
Revenue from external customers    $42,503   $25,152   $2,269       $69,924
Segment profit (loss) before tax      (833)     (273)    (197)       (1,303)

1998
Revenue from external customers    $41,026   $22,432   $2,348       $65,806
Segment profit (loss) before tax       633        53     (185)          501


(6) Effective January 1, 1999 the Company adopted the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"
  ("SOP 98-1") which establishes criteria for capitalizing internal and external costs associated with software development. SOP 98-1 requires that the new accounting treatment be applied prospectively from the date of adoption. During the quarter and six months ended June 30, 1999, the Company capitalized software development costs pursuant to SOP 98-1 which had the effect of increasing income before income taxes by $50,000 and $100,000, respectively, and net income by approximately $30,500 and $66,000, respectively. Exclusive of the effects of this change, the net loss per share and net loss per share assuming dilution would have been $.05 and $.05, respectively for the quarter and $.04 and $.04, respectively for the six months ended June 30, 1999.

(7) Subsequent event. On July 20, 1999, the Company settled a breach of contract action which had been initiated prior to June 30, 1999. As a result of the settlement, the Company recorded a non-recurring gain of $500,000 which has been reflected in the Company's consolidated financial statements at June 30, 1999.

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


Net Sales

     Net sales for the quarter and six months ended June 30, 1999 were $32,725,000 and $69,924,000, respectively, an increase of $548,000 or 1.7% and $4,118,000 or 6.3% compared to the quarter and six months ended June 30, 1998, respectively.

     Included in net sales for both the quarter and six month periods ending June 30 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for returns at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns anticipated during the spring 1998 season was established in consideration of new product lines for which initial shipments were made in 1997 and for which the Company had no direct prior experience. These adjustments increased net sales in both 1999 and 1998 as set forth in the following table:

                              Increase (Decrease) in net sales
                                 1999           1998         Change
Men's Accessories         $ (488,000)    $ 1,692,000  $ (2,180,000)
Women's Accessories          846,000         849,000        (3,000)
Total                     $  358,000     $ 2,541,000  $ (2,183,000)


    Net sales for Men's Accessories declined by $1,320,000 (6.0%) and increased by $1,477,000 (3.6%) for the quarter and six months ending June 30, 1999 respectively, both as compared to the quarter and six months ending June 30, 1998. Net sales for Women's Accessories increased by $1,929,000 (21.3%) and $2,720,000 (12.1%) for the quarter and six months ending June 30, 1999 respectively.

    The increase in net sales for Men's Accessories for six months ending June 30, 1999 was primarily due to increased shipments of belts during the first half of the year reflecting improved sales to existing mass merchandising customers; increased sales of excess and discontinued merchandise; and initial spring shipments of the Company's Claiborne for Men line, which was introduced last summer. In addition, the Company commenced shipments of a new private-label personal leather goods program during the first quarter of 1999. The decrease in net sales for Men's Accessories for the quarter ended June 30, 1999 was primarily due to the returns adjustment described above, partially offset by increased shipments of personal leather goods shipped under the new private-label program.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

    Women's Accessories net sales increased during both the quarter and six months ending June 30, 1999 principally due to initial spring shipments of the Kenneth Cole Women's jewelry line which was first introduced to retailers last fall and higher sales of out-of-line merchandise compared to the quarter and six months ended June 30, 1998. The Company also shipped increased shipments during the quarter to certain new and existing private-label customers in response to improved performance at retail of current merchandise lines.


Gross Profit

    Gross profit for the quarter and six months ended June 30, 1999 decreased by $1,704,000 or 12.9% and $1,792,000 or 6.5%
respectively, compared to the quarter and year ended June 30, 1998. Gross profit for Men's Accessories decreased by $1,678,000 for the quarter and by $1,578,000 for the six months ended June
30, 1999. Women's Accessories gross profit increased by $37,000 for the quarter and decreased by $143,000 for the six months ended June 30, 1999, both compared to the quarter and six months ending June 30, 1998. Gross profit as a percentage of net sales fell to 35.3% from 41.2% for the quarter and to 36.6% from 41.6% for the six months ending June 30, 1999, both compared to the corresponding periods in 1998.

    Included in gross profit for both the quarter and six months ending June 30, 1999, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns anticipated during the spring 1998 season was established in consideration of new product lines for which initial shipments were made in 1997 and for which the Company had no direct prior experience. These adjustments increased gross profit in both years as set forth in the following table:

                             Increase (Decrease) in gross profit
                                 1999          1998         Change
Men's Accessories         $ (305,000)   $ 1,155,000  $ (1,460,000)
Women's Accessories          577,000        633,000       (56,000)
Total                     $  272,000    $ 1,788,000  $ (1,516,000)

    Gross profit expressed as a percentage of net sales for Men's Accessories fell to 32.1% from 37.8% for the quarter and to 32.6% from 37.6% for the six months ending June 30,1999, both as compared to 1998. The decline in gross profit for both the quarter and six months was primarily attributable to increased inventory-related costs associated with the disposition of excess and discontinued merchandise at reduced margins and from a less favorable sales mix. The decrease in gross profit was also due to unfavorable overhead variances associated with a decrease in production levels in response to current inventory requirements for manufactured belts and jewelry.

    Gross profit expressed as a percentage of net sales fell to 39.2% for Women's Accessories from 47.1% for the quarter, and to 41.8% from 47.5% for the six months ending June 30, 1999. The decline in gross profit in Women's Accessories during the quarter was mainly due to higher inventory-related costs resulting from an increase in sales of excess and discontinued merchandise and to unfavorable manufacturing overhead variances. The Company reduced production at its domestic jewelry manufacturing facility during the quarter in response to ongoing changes in product sourcing strategies. Gross profit for the six months ending June 30, 1999 was also adversely affected by the Company's share of the start-up losses associated with the acquisition of Joyas y Cueros de Costa Rica, S.A.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Selling and Administrative Expenses

     Selling and administrative expenses decreased by $946,000 (6.9%) for the quarter and increased by $167,000 (less than 1%) for the six months ending June 30, 1999. The decrease in selling expenses for the quarter is principally due to annual second quarter adjustments associated with recording the variance between actual prior year in-store markdown and cooperative advertising activity processed during the spring season compared to the amounts used to establish the respective allowances at the end of the preceding fiscal year. Selling expenses for the quarter were also favorably impacted by reductions in both regional sales meeting costs and incentive compensation accruals, both as compared to the quarter ending June 30, 1998. The increase in selling expenses for the six months ending June 30, 1999 is primarily attributable to increases in variable costs associated with higher sales and planned increases in advertising expenditures, offset by the adjustments to the allowances for in-store markdowns and cooperative advertising described above. Advertising and promotional expenditures totaled 6.1% and 7.3% of net sales for the quarters ended June 30, 1999 and June 30, 1998, respectively and totaled 6.6% and 6.7% of net sales for the six months ending June 30, 1999 and June 30, 1998, respectively. The reduction in advertising expense expressed as a percentage of net sales for both the quarter and six months ending June 30, 1999 primarily reflects the adjustment to the in-store markdown and cooperative advertising allowances.

     Administrative expenses for the quarter ended June 30, 1999 decreased for both the quarter and six months ending June 30, 1999 compared to the corresponding periods in 1998. The decrease was primarily due to reduced expenses associated with certain fringe benefit programs and reductions in current year accruals for incentive compensation. During the quarter, the Company recorded an additional expense of $550,000 for severance benefits associated with a voluntary workforce reduction program at one of the Company's manufacturing facilities. This expense was largely offset by a gain of $500,000 recorded during the quarter in connection with the settlement of litigation.


Interest Expense

     Net interest expense decreased by $32,000 during the quarter and increased by $69,000 for the six months ending June 30, 1999 compared to the quarter and six months ending June 30, 1998, respectively. The reduction in net interest expense for the quarter was primarily due to the effects of lower interest rates offsetting higher average borrowing levels. The increase for the six months ending June 30, 1999 compared to prior year is primarily due to $78,000 in non-recurring interest income recorded in the first quarter of 1998.


Provision for Income Taxes

     The Company recorded a benefit for income taxes on the domestic pretax loss for the quarter and six months ended June 30, 1999 at approximately the blended state and federal statutory rates. No income tax benefit is anticipated on the losses incurred by the Company's Costa Rican subsidiary. For the six months ending June 30, 1998, the Company recorded a provision for income taxes at an effective rate of 39% which approximated blended state and federal statutory rates.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Liquidity and Capital Resources

     The Company's working capital decreased by $1,158,000 during the six months ended June 30, 1999 compared to an increase of $525,000 for the six months ending June 30, 1998.

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

     Cash used in operations for the quarter totaled $6,052,000 consisting primarily of the net loss from operations, increases in prepaid taxes, accounts receivable balances, and inventories and decreases in accounts payable and accrued liabilities, and income taxes payable. Accounts receivable increased $786,000 primarily due to increased sales during the quarter and to seasonal reductions in allowances. Accounts receivable allowances decreased due to actual charges processed for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to 1998. These reductions are partially offset by increases resulting from accruals associated with current period sales activity. Income taxes payable declined by $1,888,000 after payments made during the quarter. Inventory levels increased by $393,000 during the six months ending June 30, 1999 compared to an increase of $7,935,000 for the six months ending June 30, 1998 reflecting the Company's efforts to reduce inventory levels and dispose of excess and out-of-line merchandise.

     Cash used in investing activities was $1,197,000 for capital expenditures and insurance premiums. Cash provided by financing activities totaled $6,731,000 consisting primarily of net borrowings under the Company's revolving credit agreement. In July 1999, the Company and its bank lender amended the Company's revolving credit agreement to reflect, among other things, a temporary increase of $3,000,000 in its revolving credit facility for the fall 1999 season.

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

     Through consultation with its vendors the Company believes that the operating systems for key hardware components are Year 2000 compliant. Assessment of the Company's network is substantially complete and various components had been identified as requiring upgrades from vendors. Certain operating system upgrades were installed and substantially tested during the quarter. Additional testing is ongoing and is expected to be completed by the end of the third quarter.

Item 2. Management's Discussion and Analysis of Financial
Condition  and Results of Operations (continued)


     The process of identifying potential issues associated with embedded technology or so-called non-IT systems has been initiated. Management has considered the Company's manufacturing processes, the age of its facilities and the associated building systems in determining that non-IT systems represent relatively low risk.

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

     Various third parties with whom the Company has material business relationships have represented that they have programs in place to attain Year 2000 compliance but with a completion date in 1999. Since many of the Company's third party relationships are with public companies the Company has instituted a program to review their public filings with respect to the Year 2000 issue. The most recent information that the Company has reviewed is generally set forth in fiscal 1998 or 1999 year-end or first quarter fiscal 1999 or 2000 filings with the Securities and Exchange Commission. These filings reveal that, in general, the companies have initiated testing of most systems and expect to achieve compliance sometime prior to the end of the third quarter of 1999. The Company will continue to update this process during 1999. Management has determined that for the time being it is in the best interest of the Company to periodically monitor the progress of key vendors and suppliers by obtaining updated representations and/or by review of their public disclosures, where available. The Company expects to assess each individual case in the third quarter of 1999 in light of the information then available.

     With respect to material customers, management is relatively less concerned about EDI transactions per se because of their defined protocols, the utilization of generally available third party translators and the ability to conduct mutual testing. However, there remains the risk that EDI customers' may experience other systems issues internal to them that disrupt the functionality of otherwise Year 2000 compliant EDI systems. A significant disruption in EDI processing could materially impair the Company's shipments. Management has determined that, for the time being, it is in the best interest of the Company to periodically monitor the progress of key customers by obtaining updated representations and/or by review of their public disclosures (see above), where available. Major customers' progress will be reassessed in the third and fourth quarters of 1999 and, if issues remain, management anticipates the ability to ameliorate the problem, at least temporarily, through development of mutually agreed strategies which might include some acceleration of order placement during 1999. January and February are typically important cash flow months as the Company's retail customers remit payments for their seasonally high pre-holiday purchases. Irrespective of EDI, it is possible that the ability of one or more material customers to process payments may be impaired. Management believes that the existing revolving line of credit will be adequate for a number of months in the event of unanticipated delays in customer remittances.

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

     The Company has not yet developed a contingency plan and has no definitive plans in this regard other than to quarterly reassess the need to develop a formal plan during 1999. This assessment will be based for the most part on the results of the periodic monitoring of material third parties as described above and the internal testing expected to be completed during the third quarter. Management notes that relatively modest actions may be sufficient to significantly reduce certain risks to the Company. For example, if it appears warranted, management has the ability prior to year-end to accelerate procurement of inventories that would otherwise take place in the first quarter. In addition, management believes that alternative sources of supply are readily available for most of its purchased materials and finished products and that relationships with such sources could be developed within a few months. Management believes that the Company's seasonality with reduced activity in the first quarter provides something of a buffer against the worst case customer and service provider scenarios. The Company's exposure to lost revenue and the risk of reduction in its other activities will be significantly less in the first quarter of 2000 than in the last quarter of 1999. January will be the first month in a Year 2000 operating environment and January is historically a relatively low volume month for the Company.

     As described above, most of the Company's applications software was internally developed and the necessary modifications have been and are being made utilizing existing internal personnel resources. These resources are included in the Company's recurring IT budget. Management does not believe that use of existing resources for Year 2000 remediation has been materially detrimental to the completion of other significant IT projects. The Company has had to purchase specific Year 2000 upgrades with respect to certain third party software applications. The aggregate cost of these upgrades through June 30, 1999 was approximately $75,000. The Company' current estimate for additional expenditures specifically required in response to Year 2000 issues is $30,000, principally to make the Company's network Year 2000 compliant. However, it remains possible that the planned testing process will reveal new areas requiring expenditures. The Company has been working toward standard minimum personal computer (PC) specifications and common PC operating systems. Acceleration of this program, if any, required by Year 2000 considerations is not expected to be significant.


"Forward Looking Statements"

      Certain of the preceding paragraphs contain "forward looking statements" under the securities laws of the United States. Actual results may vary from anticipated results as a result of various risks and uncertainties, including sales patterns, overall economic conditions, competition, pricing, consumer buying trends and other factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     During the six month period ended June 30, 1999, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                 PART II - OTHER INFORMATION


Item 4.Submission of Matters to a Vote of Security Holders

     The Company's 1999 Annual Meeting of Stockholders (the  "Annual
Meeting") was held on April 22, 1999.   At the Annual Meeting,
stockholders:

(a) Elected the following directors to serve as Class I directors of the Company until the Company's 2002 Annual Meeting of Stockholders and until the election and qualification of their respective successors, by the following votes:

        Director                   For      Withheld
        Mark Abramowitz     14,017,825       438,724
        James Tulin         13,956,182       500,367


(b) Approved the appointment of PricewaterhouseCoopers L.L.P. as the independent accountants of the Company for the fiscal year ending 1999, by the following vote:

            For           Against       Abstain
     14,209,246            65,080       182,223



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit No. Description

         4.0 First Amendment to Revolving Credit and Security Agreement dated as of July 12, 1999 between the Company and PNC Bank, National Association, as lender and Agent.

         27.0         Financial data schedule.



(b)     Reports on Form 8-K - none

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SWANK, INC.
                              Registrant

                              /s/ Jerold R. Kassner
                              _____________________

                              Jerold R. Kassner
                              Senior Vice President,
                              Chief Financial Officer
                               And Treasurer


Date:    August 12, 1999