Form 10-Q
period 1999-09-30
SWANK INC
filed 1999-11-12
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                        -----------------
                            FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934

      For the quarterly period ended     September 30, 1999

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
                              Yes __    No __

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class                 Shares Outstanding on October  31, 1999
Common stock, $.10 par value                 16,569,423


                                 SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)


                                                      September 30, 1999  December 31, 1998
          ASSETS
Current:
  Cash and cash equivalents                                     $     17            $   757
  Accounts receivable, less allowances
    of $7,429 and $9,041                                          22,714             14,756
  Inventories
          Raw materials                              $8,582                $7,028
          Work in process                             9,711                 7,337
          Finished goods                             26,394       44,687   26,819    41,184
  Deferred income taxes                                            4,069              4,069
  Prepaid income taxes                                             1,124                  -
  Prepaid and other                                                1,626                967

          Total current assets                                    74,237             61,733


Property, plant and equipment, at cost               28,270                26,932
    less accumulated depreciation and amortization   22,405        5,865   21,358     5,574
Other assets                                                       6,435              5,662

  Total assets                                                 $  86,537           $ 72,969

          LIABILITIES
Current:
  Notes payable to banks                                       $  29,405           $ 15,321
  Current portion of long-term debt                                  243                242
  Accounts payable                                                 7,174              5,770
  Accrued employee compensation                                    3,601              4,775
  Income taxes payable                                                 -              1,888
  Other current liabilities                                        4,705              4,232

          Total current liabilities                               45,128             32,228

Long-term obligations                                              9,566              9,563

          Total liabilities                                       54,694             41,791

Minority Interest in consolidated subsidiary                         597                  -

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,902,942 and 16,887,942 shares                        1,690               1,689
Capital in excess of par value                                       926                 913
Retained earnings                                                 29,326              29,285
Accumulated other comprehensive income                                16                   -
                                                                  31,958              31,887
Treasury stock , at cost,  333,519 shares                           (709)               (709)
 Deferred employee benefits                                           (3)                  -
          Total stockholders' equity                              31,246              31,178

Total liabilities and  stockholders' equity                    $  86,537           $  72,969

The accompanying notes are an integral part of the condensed consolidated financial statements.




                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998
          (Dollars in thousands except per share data)
                ---------------------------------


                                                    1999         1998

Net Sales                                       $ 40,938     $ 39,041

Cost of goods sold                                24,679       22,852

Gross profit                                      16,259       16,189

Selling and administrative expenses               14,500       14,181

Income from operations                             1,759        2,008

Interest expense, net                                513          523

Income before income taxes and minority            1,246        1,485
 interest

Provision for income taxes                           541          579

Minority interest in income of consolidated          (32)           0
 subsidiary

Net Income                                          $673         $906

Share and per share information:

Weighted average common shares outstanding    16,569,423   16,550,736

Net income per common share                        $ .04        $ .05

Weighted average common shares outstanding    16,710,989   16,968,035
 assuming dilution

Net income per common share assuming               $ .04        $ .05
 dilution

The accompanying notes are an integral part of the condensed consolidated financial statements.



                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
          (Dollars in thousands except per share data)
                        ----------------

                                                    1999        1998

Net Sales                                     $  110,862    $ 104,847

Cost of goods sold                                68,992       61,255

Gross profit                                      41,870       43,592

Selling and administrative expenses               40,899       40,413

Income from operations                               971        3,179

Interest charges, net                              1,252        1,192

Income (loss) before income taxes and               (281)       1,987
 minority interest

Provision (benefit) for income taxes                (130)         775

Minority interest in loss of consolidated            193            0
 subsidiary

Net Income                                          $ 42       $1,212

Share and per share information:

Weighted average common shares outstanding    16,568,491   16,529,419

Net income (loss) per common share                 $ .00        $ .07

Weighted average common shares outstanding    16,723,209   16,747,542
 assuming dilution

Net income (loss) per share assuming               $ .00        $ .07
 dilution

The accompanying notes are an integral part of the condensed consolidated financial statements.




                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                     (Dollars in thousands)
                         --------------


                                                          1999      1998
Cash flow from operating activities:

Net income                                            $     42    $1,212

Adjustments to reconcile net income
 to net cash used in operations:

  Depreciation and amortization                         1,124      1,668
  Gain on sale of fixed assets                              -         (3)
  Recoveries of bad debts                                 (11)      (294)
  Minority interest in net loss of consolidated          (193)         -
   subsidiary

Changes in assets and liabilities
  Increase in accounts receivable                      (8,085)    (8,834)
  Increase in inventory                                (3,106)   (10,898)
  (Increase) decrease in prepaid and other               (714)       295
  (Increase) decrease in other assets                     (58)       100
  Increase in prepaid income taxes                     (1,124)      (791)
   Increase in accounts payable                           912      3,531
       and accrued liabilities
   Decrease in income taxes payable                    (1,888)      (253)
   Increase (decrease) in long-term obligations           137        (31)

               Net cash used in operations            (12,964)   (14,298)

Cash flow from investing activities:
  Capital expenditures                                 (1,013)      (698)
  Proceeds from sale of fixed assets                        9          6
  Premiums on life insurance                             (540)      (622)

               Net cash used in investing activities   (1,544)    (1,314)


Cash flow from financing activities:

  Borrowing under revolving credit agreements          57,034     54,339
  Payments of revolving credit obligations            (42,950)   (37,001)
  Principal payments on long-term debt                   (327)    (2,992)
  Proceeds from exercise of employee stock options         14         42
  Advance to retirement plan                               (3)        (2)

               Net cash provided by financing          13,768     14,386
                activities

  Net decrease in cash and cash equivalents              (740)    (1,226)

  Cash and cash equivalents at beginning of period        757      1,235

  Cash and cash equivalents at end of period              $17         $9


The accompanying notes are an integral part of the condensed consolidated financial statements.




SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the three and nine month periods ended September 30, 1999 and 1998. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 1998 Annual Report to Stockholders which was incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) Effective January 8, 1999, the Company acquired 65% of the shares of Joyas y Cueros S.A. de Costa Rica ("Joyas"), a newly formed corporation located in Cartago, Costa Rica in exchange for approximately $1.7 million in cash, equipment and inventory (the "Transaction"). The minority shareholder contributed approximately $.9 million in equipment and inventory. Joyas presently manufactures women's jewelry and men's belts. Substantially all of Joyas' revenue is derived from products manufactured for the Company and the results of Joyas' operations have been included in the Company's condensed consolidated financial statements from the Transaction's effective date. The Condensed Consolidated Financial Statements include the accounts of Swank, Joyas, and a wholly-owned foreign sales corporation. All significant intercompany amounts have been eliminated. Accumulated other comprehensive income arises from the effects of currency translation.

(3) During the nine month period ended September 30, 1999, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1998 Annual Report to Stockholders.

(4) The following table sets forth the computation of net income per share for the quarters ended September 30, 1999 and September 30, 1998 (in thousands, except for share and per share data):

                                                           Quarter                Nine Months
                                                     Ended September 30,      Ended September 30,
                                                        1999        1998         1999       1998
Numerator:
Net income                                             $ 673       $ 906         $ 42     $1,212

Denominators:
Shares used in computing net income per
 common share                                     16,569,423   16,550,736  16,568,491 16,529,419
Effect of dilutive options                           141,566      417,299     154,718    218,123
Shares used in computing net income per common    16,710,989   16,968,035  16,723,209 16,747,542
 share assuming dilution

Net income per common share                           $  .04        $ .05        $.00       $.07
Net income per common share assuming dilution         $  .04        $ .05        $.00       $.07


Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)



(5) Segment Information (in thousands):

                                   Men's    Women's  Other    Consolidated
3 months ended September 30
1999
Revenue from external customers   $25,935  $13,214  $1,789      $40,938
Segment income before tax             703      359     152        1,214

1998
Revenue from external customers    23,536   13,694   1,811       39,041
Segment income before tax             662      635     188        1,485

9 months ended September 30
1999
Revenue from external customers    68,438   38,366   4,058      110,862
Segment income (loss) before tax     (130)      86     (44)         (88)

1998
Revenue from external customers    64,562   36,126   4,159      104,847
Segment income before tax           1,295      688       4        1,987


(6) Effective January 1, 1999 the Company adopted the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which establishes criteria for capitalizing internal and external costs associated with software development. SOP 98-1 requires that the new accounting treatment be applied prospectively from the date of adoption. During the quarter and nine months ended September 30, 1999, the Company capitalized software development costs pursuant to SOP 98-1 which had the effect of increasing income before income taxes by $75,000 and $175,000, respectively, and net income by approximately $40,125 and $93,625, respectively. Exclusive of the effects of this change, net income per share and net income per share assuming dilution would have been $.04 and $.04, respectively for the quarter and $.00 and $.00, respectively for the nine months ended September 30, 1999.

(7) Subsequent Event. On October 26, 1999, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company's common stock, $.10 par value per share, to stockholders of record at the close of business on November 12, 1999. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $5.50 per one one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 26, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent.


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


Net Sales

  Net sales for the quarter and nine months ended September 30, 1999 were $40,938,000 and $110,862,000, respectively, an increase of $1,897,000 or 4.9% and $6,015,000 or 5.7% compared to the quarter and nine months ended September 30, 1998, respectively.

  Included in net sales for the nine month period ended September 30 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for returns at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns anticipated during the spring 1998 season was established in consideration of new product lines for which initial shipments were made in 1997 and for which the Company had no direct prior experience. These customer returns adjustments increased net sales in both 1999 and 1998 as set forth in the following table:

                         Increase (Decrease) in net sales
                           1999           1998        Change
Men's Accessories   $  (488,000)   $ 1,692,000 $ (2,180,000)
Women's Accessories     846,000        849,000       (3,000)
Total               $   358,000    $ 2,541,000 $ (2,183,000)


  Net sales for Men's Accessories increased by $2,399,000 (10.2%) and $3,876,000 (6.0%) for the quarter and nine months ended September 30, 1999 respectively, both as compared to the quarter and nine months ended September 30, 1998. Net sales for Women's Accessories declined by $480,000 (3.5%) for the quarter and increased by $2,240,000 (6.2%) for the nine months ended September 30, 1999, respectively.

  The increase in net sales for Men's Accessories for the nine months ended September 30, 1999 was primarily due to increased shipments of men's personal leather goods and belts reflecting improved sales to existing mass merchandising customers, increased sales of excess and discontinued merchandise, and initial spring shipments of the Company's Claiborne for Men line, which was introduced during the third quarter of 1998. In addition, the Company commenced shipments of a new private-label personal leather goods program during the first quarter of 1999. These increases were partially offset by the second quarter returns adjustment described above. Net sales for the quarter ended September 30, 1999 were favorably impacted by shipments of men's personal leather goods under


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


the new private-label program described above and initial shipments of the Company's John Henry line of men's accessories first shipped to retailers during the third quarter.

  The increase in Women's Accessories net sales for the nine months ended September 30, 1999 was principally due to shipments of the Company's Kenneth Cole Women's jewelry line which was first introduced to retailers late last fall. The Company has also substantially increased its shipments of private-label women's jewelry merchandise in response to improved performance at retail and has also commenced shipments of certain new private-label programs during the year. Net sales for Women's
Accessories declined during the quarter ended September 30, 1999 due to reduced shipments of certain branded and off-price merchandise compared to the prior year, partially offset by increased sales volume to export and mass merchandise accounts under both new and existing private-label programs.


Gross Profit

  Gross profit for the quarter and nine months ended September 30, 1999 increased by $70,000 or less than one percent and decreased by $1,722,000 or 4.0% respectively, compared to the quarter and nine months ended September 30, 1998. Gross profit for Men's Accessories increased by $109,000 for the quarter and decreased by $1,469,000 for the nine months ended September 30, 1999. Women's Accessories gross profit increased by $55,000 for the quarter and decreased by $88,000 for the nine months ended September 30, 1999, compared to the quarter and nine months ended September 30, 1998. Gross profit as a percentage of net sales fell to 39.7% from 41.5% for the quarter and to 37.8% from 41.6% for the nine months ended September 30, 1999, both compared to the corresponding periods in 1998.

  Included in gross profit for the nine months ended September 30, 1999 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. At December 31, 1997, the allowance for returns anticipated during the spring 1998 season was established in consideration of new product lines for which initial shipments were made in 1997 and for which the Company had no direct prior experience. These customer returns adjustments increased gross profit in both years as set forth in the following table:

                       Increase (Decrease) in gross profit
                           1999           1998       Change
Men's Accessories   $  (305,000)   $ 1,155,000 $ (1,460,000)
Women's Accessories     577,000        633,000      (56,000)
Total               $   272,000    $ 1,788,000 $ (1,516,000)

  Gross profit expressed as a percentage of net sales for Men's Accessories fell to 34.5% from 37.6% for the quarter and to 33.3% from 37.6% for the nine months ended September 30,1999, both as compared to the quarter and nine months ended September 30, 1998. The decline in gross profit for both the quarter and nine months was primarily attributable to increased inventory-related costs associated with the disposition of excess and discontinued merchandise at reduced margins and from a less favorable sales mix. The decrease in gross profit was also due to unfavorable overhead variances associated with a decrease in production levels in response to current inventory


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


requirements for manufactured belts and, for the nine months ended September 30, 1999, the gross profit adjustment described above.

  Gross profit expressed as a percentage of net sales increased to 48.1% for Women's Accessories from 46.1% and fell to 44.0% from 46.9% for the quarter and nine months ended September 30, 1999, both as compared to the quarter and nine months ended September 30, 1998. The improvement in gross profit for Women's Accessories during the quarter was mainly due to a more favorable sales mix, partially offset by higher unfavorable overhead variances resulting from a decrease in jewelry production. Gross profit declined as percentage of sales for the nine months ended September 30, 1999 due to higher inventory-related costs resulting from an increase in sales of excess and discontinued merchandise and to unfavorable manufacturing overhead variances. The Company reduced production at its domestic jewelry manufacturing facility during the year compared to both the quarter and nine months ended September 30, 1998 in response to ongoing changes in product sourcing strategies. Gross profit for the nine months ended September 30, 1999 was also adversely affected by the Company's share of the start-up losses associated with the acquisition of Joyas y Cueros de Costa Rica, S.A. incurred primarily during the first half of 1999.



Selling and Administrative Expenses

     Selling and administrative expenses increased by $319,000 (2.2%) for the quarter and $486,000 (1.2%) for the nine months ended September 30, 1999 both as compared to the quarter and nine months ended September 30, 1998. The increase in selling expenses for the quarter is principally due to higher advertising and promotional expenditures incurred in connection with new Women's Accessories product launches and increased variable expenses associated with higher sales. The increase in variable selling expenses was partially offset by reductions in incentive compensation and employee benefit accruals, both as compared to the quarter ended September 30, 1998. The increase in selling expenses for the nine months ended September 30, 1999 is primarily attributable to annual second quarter adjustments associated with recording the variance between actual prior year in-store markdown and cooperative advertising activity processed during the spring season compared to the amounts used to establish the respective allowances at the end of the preceding fiscal year, increases in variable costs associated with higher sales, and planned increases in product development and advertising expenditures.

  Advertising and promotional expenditures totaled 7.3% and 6.8% of net sales for the quarters ended September 30, 1999 and September 30, 1998, respectively and totaled 6.8% of net sales for both the nine months ended September 30, 1999 and September 30, 1998. The increase in advertising expense expressed as a percentage of net sales for the quarter reflects higher markdown accruals and national advertising expenditures in support of various new and existing retail merchandise programs.

  Administrative expenses decreased for both the quarter and nine months ended September 30, 1999 compared to the corresponding periods in 1998. The decrease for the nine month period was primarily due to reduced expenses associated with certain fringe benefit programs and reductions in current year accruals for incentive compensation. Expenses recorded primarily in the second quarter for severance benefits associated with a


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


voluntary workforce reduction program at one of the Company's manufacturing facilities were largely offset by a gain of $500,000 also recorded during the second quarter in connection with the settlement of litigation.



Interest Expense

  Net interest expense decreased by $10,000 during the quarter and increased by $60,000 for the nine months ended September 30, 1999 compared to the quarter and nine months ended September 30, 1998, respectively. Net interest expense for both the quarter and nine months ended September 30, 1999 reflects the effects of lower interest rates compared to the comparable prior year periods, offsetting higher average borrowing levels. The increase for the nine months ended September 30, 1999 compared to the prior year is primarily due to $78,000 in non-recurring interest income recorded in the first quarter of 1998.


 Provision for Income Taxes

     The Company recorded a provision for income taxes on domestic pretax income for the quarter and a benefit for income taxes on the domestic pretax loss for the nine months ended September 30, 1999 at approximately the blended state and federal statutory rate. The Company records income taxes at the expected full-year blended effective rate and no income tax benefit is anticipated on the losses incurred by the Company's Costa Rican subsidiary. For the nine months ended September 30, 1999, the Company recorded a benefit for income taxes on the domestic pretax loss at an effective rate of 46.5% which approximated blended state and federal statutory rates.



Liquidity and Capital Resources

  The Company's working capital decreased by $396,000 during the nine months ended September 30, 1999 compared to an increase of $1,431,000 for the nine months ended September 30, 1998.

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

  Cash used in operations for the nine months ended September 30, 1999 totaled $12,964,000 consisting primarily of increases in accounts receivable balances, inventories, and prepaid taxes, and decreases in income taxes payable. Accounts receivable increased by $3,106,000 reflecting the seasonal increase in net sales and reduction in allowances during the nine month period. Accounts receivable allowances decreased at September 30, 1999 as compared to the preceding year-end due to actual current year charges processed for customer returns, cash discounts, doubtful accounts, in-store markdowns, and cooperative advertising. These reductions are partially offset by increases resulting from accruals associated with current period sales activity. Income taxes payable declined by


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


$1,888,000 reflecting payments made during the year. Inventory levels increased by $3,106,000 during the nine months ended September 30, 1999 compared to an increase of $10,898,000 for the comparable prior year period reflecting the Company's ongoing efforts to reduce inventory levels and dispose of excess and out-of-line merchandise.

   Cash used in investing activities was $1,544,000 for capital expenditures and life insurance premiums. Cash provided by financing activities totaled $13,768,000 consisting primarily of net borrowings under the Company's revolving credit agreement. In July and November 1999, the Company and its bank lender amended the Company's revolving credit agreement to reflect, among other things, a temporary increase of $3,000,000 in its revolving credit facility for the fall 1999 season.


Year 2000

     Management's present assessment is that the Company will be able to modify its significant software systems on a timely basis to make them Year 2000 compliant without material effects on the Company's business or results of operations. This assessment is unchanged from that previously reported.

     Management has completed the identification of date issues associated with key applications software and the necessary modifications are complete. Most of the Company's applications software was internally developed and the necessary modifications have been and are being made utilizing internal resources.

     Through consultation with its vendors the Company believes that the operating systems for key hardware components are Year 2000 compliant. Assessment of the Company's network is substantially complete and various components had been identified as requiring upgrades from vendors. Certain operating system upgrades were installed and substantially tested during the second quarter and testing of most of the Company's other mainframe-dependant systems was completed during the third quarter.

     The process of identifying potential issues associated with embedded technology or so-called non-IT systems has been completed. Management has considered the Company's manufacturing processes, the age of its facilities and the associated building systems in determining that non-IT systems represent relatively low risk.

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



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


    Various third parties with whom the Company has material business relationships have represented that they have programs in place to attain Year 2000 compliance but with a completion date in 1999. Since many of the Company's third party relationships are with public companies the Company has instituted a program to review their public filings with respect to the Year 2000 issue. The most recent information that the Company has reviewed is generally set forth in first or second quarter fiscal 1999 or 2000 filings with the Securities and Exchange Commission. These filings reveal that, in general, the companies have largely completed testing of most significant systems and expect to achieve compliance sometime prior to the end of the third quarter of 1999. The Company will continue to update this process during the remaining months of 1999. Management has determined that for the time being it is in the best interest of the Company to periodically monitor the progress of key vendors and suppliers by obtaining updated representations and/or by review of their public disclosures, where available. The Company expects to continue to assess each individual case through the balance 1999 in light of the information then available.

    With respect to material customers, management is relatively less concerned about EDI transactions per se because of their defined protocols, the utilization of generally available third party translators and the ability to conduct mutual testing. However, there remains the risk that EDI customers' may experience other systems issues internal to them that disrupt the functionality of otherwise Year 2000 compliant EDI systems. A significant disruption in EDI processing could materially impair the Company's shipments. Management has determined that, for the time being, it is in the best interest of the Company to periodically monitor the progress of key customers by obtaining updated representations and/or by review of their public disclosures (see above), where available. Major customers' progress will continue to be reassessed over the balance of 1999 and, if issues remain, management anticipates the ability to ameliorate the problem, at least temporarily, through development of mutually agreed strategies which might include some acceleration of order placement during 1999. January and February are typically important cash flow months as the Company's retail customers remit payments for their seasonally high pre-holiday purchases. Irrespective of EDI, it is possible that the ability of one or more material customers to process payments may be impaired. Management believes that the existing revolving line of credit will be adequate for a number of months in the event of unanticipated delays in customer remittances.

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

    The Company has not yet developed a contingency plan and currently has no definitive plans in this regard based for the most part on the results of the periodic monitoring of material third parties as described above and internal testing. Management notes that relatively modest actions may be sufficient to significantly reduce certain risks to the Company. For example, if it appears warranted, management has the ability prior to year-end to accelerate procurement of inventories that would otherwise take place in the first quarter. In addition, management believes that alternative sources of supply are readily available for most of its purchased materials and finished products and that relationships with such sources could be developed within a few months. Management believes that the Company's seasonality with reduced activity in the first quarter provides something of a buffer against the



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


worst case customer and service provider scenarios. The Company's exposure to lost revenue and the risk of reduction in its other activities will be significantly less in the first quarter of 2000 than in the last quarter of 1999.
January will be the first month in a Year 2000 operating environment and January is historically a relatively low volume month for the Company.

    As described above, most of the Company's applications software was internally developed and the necessary modifications have been utilizing existing internal personnel resources. These resources are included in the Company's recurring IT budget. Management does not believe that use of existing resources for Year 2000 remediation has been materially detrimental to the completion of other significant IT projects. The Company has had to purchase specific Year 2000 upgrades with respect to both certain third party software applications and its internal network. The aggregate cost of these upgrades through September 30, 1999 was approximately $105,000. However, it remains possible that the ongoing testing process will reveal new areas requiring expenditures.



"Forward Looking Statements"

      Certain of the preceding paragraphs contain "forward looking statements" under the securities laws of the United States. Actual results may vary from anticipated results as a result of various risks and uncertainties, including sales patterns, overall economic conditions, competition, pricing, consumer buying trends and other factors.


Item 3.Quantitative and Qualitative Disclosures about Market Risk

 During the nine month period ended September 30, 1999, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.




                 PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibit No. Description

       3.1 Certificate of Designation, Preferences, and Rights of Series D Junior Participating Preferred Stock of the Company.

       4.1 Second Amendment to Revolving Credit and Security Agreement dated as of November 1, 1999 between the Company and PNC Bank, National Association as lender.

       4.2 Rights Agreement dated as of October 26, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 29, 1999, file number 1-5354).

       10.1 Amendment dated as of June 10, 1999 to Employment Agreement between the Company and John Tulin.

       10.2 Amendment dated as of June 10, 1999 to Employment Agreement between the Company and James Tulin

       27.0      Financial data schedule.



(b)    Reports on Form 8-K.

      The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1999.

      On October 29, 1999, the Company filed a Current Report on Form 8-K (the "October 1999 Form 8-K") reporting an item under the caption "Item 5-Other Events". Among other things, the Company reported that the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company's common stock, $.10 par value per share, to stockholders of record at the close of business on November 12, 1999. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $5.50 per one one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 26, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent. The foregoing is qualified in its entirety to the October 1999 Form 8-K and to the Rights Agreement, which was filed as Exhibit 4.1 thereto.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SWANK, INC.
                                   Registrant


                                   /s/ Jerold R. Kassner

                                   Jerold R. Kassner
                                   Senior Vice President,
                                   Chief Financial Officer
                                   And Treasurer


Date:  November 12, 1999