Form 10-K
period 1999-12-31
SWANK INC
filed 2000-03-29
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1999

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

Registrant's telephone number, including area code: 508) 222-3400

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 7, 2000 was $7,704,049. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
16,569,423 shares of Common Stock as of the close of business on March 7, 2000.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to
     Stockholders for the fiscal year ended December 31, 1999 - Incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Registrant's Proxy Statement relating to the Registrant's 2000 Annual Meeting of
     Stockholders - Incorporated by reference into Part III of this Form 10-K


                             PART I


Item 1. Business.

          Swank, Inc. (the "Company") was incorporated on April 17, 1936. The Company is engaged in the manufacture, sale and distribution of men's and women's fashion accessories under the names "Kenneth Cole", "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry","Yves Saint Laurent", "Swank", "Colours by Alexander Julian", "Anne Klein", "Anne Klein II", "Guess?" and "DKNY", among others.

Products

          The Company's segments, men's accessories and women's accessories, are described below:

          Men's Accessories. Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and suspenders are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Kenneth Cole", "Yves Saint Laurent", "Guess?", "Swank" and "Colours by Alexander Julian". The Company also manufactures and distributes men's leather accessories for customers' private labels. Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings, money klips which are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Kenneth Cole", "Yves Saint Laurent", "Guess?", "Swank" and "Colours by Alexander Julian".

          Women's Accessories. Women's accessories consist of women's jewelry products, primarily necklaces, earrings, pendants, chokers, bracelets, hair ornaments and scarf clips which are distributed under the names "Anne Klein" and "Anne Klein II", "Guess?", "Yves Saint Laurent", "Kenneth Cole" and "DKNY". The Company also manufactures women's jewelry (principally necklaces, brooches, hair accessories and earrings) for private label distribution.

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

          In addition to product, pricing and terms of payment, the Company's customers generally consider one or more factors, such as electronic order processing and timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, the Company generally will allow customers to return merchandise in order to achieve proper stock balances. These factors, among others, result in the Company increasing its inventory levels during the Fall selling season in order to meet customer imposed requirements. These practices are applicable to each of the Company's segments and the Company believes that they are substantially consistent throughout the fashion accessories industry.

             The relative contributions to total net sales and gross profit from the Company's segments, men's accessories and women's accessories, for the last three fiscal years and the relative year-to-year changes in such contributions during such period are shown in the following table (in thousands):

Fiscal Year Ended December 31,                           Percentage Change
     1999      1998        1997                           1999-98 1998-97
                                   Contribution to Net Sales

$ 102,446  $ 95,356    $ 86,574    Mens Accessories           7%      10%
   54,302    49,972      43,999    Womens Accessories         9%      14%
    6,071     6,442       6,501    Other                    (6)%     (1)%
$ 162,819 $ 151,770   $ 137,074    Total Net Sales            7%      11%

                                   Contribution to Gross Profit

 $ 36,536  $ 36,986    $ 34,594    Mens Accessories         (1)%       7%
   22,427    24,008      21,276    Womens Accessories       (7)%      13%
    3,437     3,646       3,657    Other                    (6)%       0%
 $ 62,400  $ 64,640    $ 59,527    Total Gross profit       (4)%       9%


          The components of Net Sales are gross sales less cash discounts, allowances and customer returns. Other includes sales of the Company's products and other products through the Company's factory outlet stores.

          Certain other financial information with regard to men's accessories and women's accessories, including revenue, segment profit and segment assets, appears in Note K to the Company's consolidated financial statements on page 16 of the Company's 1999 Annual Report to Stockholders (the "1999 Annual
Report"), which is Exhibit 13.01 to this Annual Report on Form 10-K, which information is incorporated herein by reference.


Sales and Distribution

          The Company's customers are primarily major retailers within the United States. Sales to the Company's two largest customers, Federated Department Stores, Inc. and The May Department Stores Company, accounted for approximately 17% and 14%, respectively, of consolidated net sales in 1999, approximately 16% and 15%, respectively, in 1998 and approximately 17% and 13%, respectively, in 1997. In addition, Dayton Hudson Corp. accounted for approximately 10% of consolidated net sales in 1998. No other customer accounted for more than 10% of consolidated net sales during fiscal years
1999, 1998 and 1997 . Exports to foreign countries accounted for 5%, 5% and 8% of consolidated net sales in each of the Company's fiscal years ended December 31, 1999, 1998 and 1997, respectively.

         Approximately 98 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in four major cities in the United States. The Company has separate sales forces to handle the distribution to retailers of men's accessories and women's accessories. In addition, the Company sells certain of its products at retail in 17 factory outlet stores located in 10 states. The Company has licensed or sub-licensed the production and sale of certain of its lines in certain foreign countries under royalty arrangements.

Manufacturing

         Items manufactured by the Company accounted for approximately 52% of consolidated net sales in fiscal 1999. The Company manufactures and/or assembles women's and men's jewelry products at the Company's plant in Attleboro, Massachusetts and the Company's 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros"), manufactures women's jewelry at a plant located in Cartago, Costa Rica. However, the Company recently announced that it was ceasing jewelry production operations at its Attleboro facility and would transfer its remaining production requirements to third party vendors and to Joyas y Cueros. See "Recent Developments" below for further information concerning the termination of jewelry production operations at the Attleboro facility. The Company manufactures belts at the Company's plant located in South Norwalk, Connecticut and Joyas y Cueros manufactures belts at a second facility located in Cartago, Costa Rica.

         The Company purchases substantially all of its small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on the Company's small leather goods business in the short-term depending upon the Company's inventory position and on the seasonal shipping requirements at that time. However, the Company believes that alternative sources for small leather goods are available and could be utilized by the Company within several months. The Company also purchases finished women's jewelry, finished belts and other accessories as well as certain belt components, including buckles, from a number of suppliers in Europe, South America and the Far East. The Company believes that alternative suppliers are readily available for substantially all purchased items. Raw materials are purchased in the open market from a number of domestic and foreign suppliers and are readily available.

Advertising Media and Promotion

         Substantial expenditures on advertising and promotions are an integral part of the Company's business. Approximately 7% of net sales was expended on promotions in 1999, of which approximately 1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining approximately 6% was expended for in-store promotions, cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

         The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, Trafalgar, Salant, Humphrey, Fossil, Tandy Brands Accessories, Inc. and private label programs in men's belts; Tandy Brands Accessories, Inc., Fossil, Mundy, and retail private label programs in small leather goods; David Donahue in men's jewelry; and Liz Claiborne, Monet, Carol Lee, and Victoria Creations in women's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to meet the increasing service and technology requirements of its customers and to offer consumers high quality merchandise at popular prices.

Patents, Trademarks and Licenses

         The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's and women's leather accessories under the name "Pierre Cardin", (ii) men's costume jewelry under the name "Pierre Cardin", (iii) women's costume jewelry under the names "Anne Klein" and "Anne Klein II", "Kenneth Cole" and "DKNY", (iv) men's leather accessories and costume jewelry under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "John Henry", "Yves Saint Laurent" and "Colours by Alexander Julian" and (v) men's small leather goods and men's and women's costume jewelry under the name "Guess?". The Company also has exclusive licenses for men's and women's costume jewelry under the name "Yves Saint Laurent" in the United States and certain other areas of the world. The Company's "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "John Henry", "Yves Saint Laurent", "Anne Klein" and "Anne Klein II", "Guess?" and "DKNY" licenses collectively may be considered material to the Company's business. The Company does not believe that its business is materially dependent on any one license agreement. The "Pierre Cardin" leather accessories license provides for percentage royalty payments not exceeding 5% of net sales. The "Anne Klein", "Anne Klein II", "Claiborne", and "John Henry" licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Guess?" and "Geoffrey Beene" licenses provide for percentage royalty payments not exceeding 7% of net sales. The "Yves Saint Laurent" leather accessories license, the "Kenneth Cole" licenses and the "Pierre Cardin" costume jewelry license provide for percentage royalty payments not exceeding 8% of net sales. The "Yves Saint Laurent" jewelry licenses and the "DKNY" license provide for percentage royalty payments not exceeding 10% of net sales. The license agreements to which the Company is a party generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's "Geoffrey Beene" license expires June 30, 2002. The Company's licenses to distribute "Pierre Cardin" jewelry and leather accessories, and "Kenneth Cole" leather accessories expire December 31, 2000. The Company's "Kenneth Cole" jewelry licenses and its "Claiborne" and "Yves Saint Laurent" licenses expire December 31, 2001. The Company's "DKNY" license and its "Anne Klein" and "Anne Klein II" license expire December 31, 2002. The Company's "Guess?" licenses expire June 30, 2000.


Employees

         The Company has approximately 1,300 employees, of whom approximately 900 are production employees. Approximately 230 employees are employed by Joyas y Cueros at its facilities located in Costa Rica. None of the Company's or Joyas y Cueros' employees are represented by labor unions and management believes its relationships with their respective employees to be satisfactory.


Recent Developments

          On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros, S.A. de Costa Rica, and certain third-party vendors. Manufacturing operations at Attleboro will cease following the orderly transition of merchandise requirements to other resources which is expected to be completed during the second quarter of 2000. Management has concluded that its Attleboro manufacturing facility can no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation is not economically viable. In connection with the closure, the Company will take a charge against pretax earnings of approximately $1,400,000 to $1,600,000 in the first quarter of 2000 to cover employee severance and related costs. Additional integration expenses associated with the writedown of certain inventory, currently estimated at $550,000, are also likely to be incurred in fiscal 2000 as the Company completes the process of resourcing its remaining merchandise requirement. Integration costs will be expensed as incurred.


Item 2.  Properties.

         The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. The Company manufactures and/or assembles jewelry products for both the women's accessories and men's accessories segments at this facility. Reference is made to the information with regard to the Company's Attleboro jewelry manufacturing facility set forth above in Item 1 under the caption "Recent Developments."

         The Company's national and international sales offices, executive offices and regional sales offices are located in leased premises at 90 Park Avenue, New York City. The leases of such premises expire in 2010. Regional sales offices are also located in leased premises in Atlanta, Chicago and Beverly Hills and a branch office is leased in Scottsdale. The leases for the preceding premises expire from 2001 to 2003. Collectively, these offices contain approximately 25,000 square feet.

         The Company also leases a warehouse containing approximately 242,000 square feet in Taunton, Massachusetts, which is used in the distribution of all of the Company's products. In addition, one of the Company's factory stores is located within the Taunton location. The lease for these premises expires in 2001.

         Men's belts, suspenders and certain other leather accessories within the men's accessories segment are manufactured in premises owned by the Company in South Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres.

         Joyas y Cueros manufactures and/or assembles women's jewelry products in a leased building of approximately 27,700 square feet and manufactures men's belts in a leased building of approximately 45,600 square feet. Both of these buildings are located in Cartago, Costa Rica. The leases for these premises expire in 2003.

         The Company's manufacturing and distribution facilities are equipped with modern machinery and equipment, substantially all of which is owned by the Company with the remainder leased. In management's opinion, the Company's properties and machinery and equipment are adequate for the conduct of the respective businesses to which they relate.

         The Company presently operates 16 factory outlet stores in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of five years and contain approximately 38,000 square feet in the aggregate.


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

         It is the position of the PRPs who have undertaken to perform the RI/FS at the Massachusetts Superfund site that the remedial investigation has been completed. The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. Therefore, it is premature to make a determination whether this matter may have a material adverse effect on the company's operating results, financial condition or cash flows. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $1,944,930 as of December 31, 1999. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%.

         In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation which will be monitored for a period of up to 24 years. Estimates of the costs of remediation range from approximately $2.8 million for natural attenuation to approximately $7.8 million for other remediation. Based on current participation, the Company's share is 7.99% of approximately 75% of the costs. Management believes that this site will not result in any material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site.

         In 1988, the Company received notice from the Department of Pollution Control and Ecology of the State of Arkansas that the Company, together with numerous other companies, had been identified as a PRP in connection with the release or threatened release of hazardous substances from the Diaz Refinery, Incorporated site in Diaz, Arkansas. The Company has advised the State of Arkansas that it intends to participate in negotiations with the Department of Pollution Control and Ecology through the committees formed by the PRPs. The Company has not received further communications regarding the Diaz site. Therefore, it is premature to make a determination whether this matter may have a material adverse effect on the Company's operating results, financial condition or cash flows.

         (b) No material pending legal proceedings were terminated during the three-month period ended December 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Executive Officers of the Registrant

The executive officers of the Company are as follows:


         Name            Age               Title

Marshall Tulin            82     Chairman of the Board and
                                 Director

John A. Tulin             53     President and Chief
                                 Executive Officer and
                                 Director

James E. Tulin            48     Senior Vice President -
                                 Merchandising and
                                 Director

Richard V. Byrnes, Jr.    40     Senior Vice President -
                                 Operations

Paul Duckett              59     Senior Vice President -
                                 Distribution and Retail
                                 Store Operations

Melvin Goldfeder          63     Senior Vice President -
                                 Special Markets Division

Jerold R. Kassner         43     Senior Vice President,
                                 Chief Financial Officer,
                                 Treasurer and Secretary

Eric P. Luft              44     Senior Vice President -
                                 Men's Division

Lewis Valenti             60     Senior Vice President -
                                 Women's Division



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

         Paul Duckett has been Senior Vice President-
Distribution and Retail Store Operations since October 1995. For more than five years prior to October 1995, Mr. Duckett served as a Senior Vice President of the Company.

         Melvin Goldfeder has been Senior Vice President-Special
Markets Division since October 1995. For more than five years prior to October 1995, Mr. Goldfeder served as a Senior Vice
President of the Company.

         Jerold R. Kassner has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since July 1999. Mr. Kassner joined the Company in November 1988 and was elected Vice President and Controller in September 1997.

         Eric P. Luft has been Senior Vice President-Men's Division since October 1995. Mr. Luft served as a Divisional Vice President of the Men's Products Division from June 1989 until January 1993, when he was elected a Senior Vice President of the Company.

         Lewis Valenti has been Senior Vice President - Women's
Division since October 1995. For more than five years prior to October 1995, Mr. Valenti served as a Senior Vice President of the Company.

         Each officer of the Company serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.



                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

         The information called for by this Item 5 with respect to market information and the number of holders of the Registrant's Common Stock is incorporated herein by reference to the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 18 of the Company's 1999 Annual Report, which is Exhibit 13.01 to this Annual Report on Form 10-K.

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


Item 6.        Selected Financial Data.

         The information called for by this Item 6 is incorporated herein by reference to the information under the caption "Financial Highlights" on page 1 of the Company's 1999
Annual Report.


Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          The information called for by this Item 7 is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations" on pages 2-5 of the Company's 1999 Annual Report.


Item 7A.  Quantitative and Qualitative Disclosures about Market
         Risk.

          The information called for by this Item 7A is incorporated herein by reference to the information under the caption "Notes to Consolidated Financial Statements B. Summary of Significant Accounting Policies" on pages 9 and 10 of the Company's 1999 Annual Report.

Item 8.   Financial Statements and Supplementary Data.

          The information called for by this Item 8 is incorporated herein by reference to the information under the following captions on pages 6-18 of the Company's 1999 Annual
Report:

            I.   Consolidated Balance Sheets as of December 31,
                 1999 and 1998.

            II. Consolidated Statements of Operations for each of the three years ended December 31, 1999, 1998 and 1997.

           III.  Consolidated Statements of Changes in
                 Stockholders' Equity for each of the three years ended December 31, 1999, 1998 and 1997.

            IV. Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997.

             V.  Notes to Consolidated Financial Statements.

            VI.  Report of Independent Accountants


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None



                            PART III


Item 10.  Directors and Executive Officers of the Registrant.

          The information called for by this Item 10 (except for information as to the Company's executive officers, which information appears following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive proxy statement relating to the Company's 2000 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Act of 1934, as amended (the "2000 Proxy Statement").


Item 11.   Executive Compensation.

           The information called for by this Item 11 is incorporated herein by reference to the 2000 Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

          The information called for by this Item 12 is incorporated herein by reference to the 2000 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

          The information called for by this Item 13 is incorporated herein by reference to the 2000 Proxy Statement.


                             PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

         (a) Documents filed as part of this Report

         1.  Financial Statements filed as part of this Report:

              The financial statements of the
              Company and the report of
              independent accountants thereon,
              included on pages 6-18 of the 1999
              Annual Report, are incorporated
              herein by reference to Item 8 of
              this Annual Report on Form 10-K.

         2. Financial Statement Schedules filed as part of this Report:

              The following financial statement
              schedule and the report of
              independent accountants thereon are
              submitted herewith in response to
              Item 14(d) of Part IV of this
              Annual Report on Form 10-K:

              Report of Independent Accountants on Financial
              Statement Schedule

              Financial Statement Schedule for the years ended
              December 31, 1999, 1998 and 1997.

              II. Valuation and Qualifying Accounts

    (b) Current Reports on Form 8-K during the quarter ended
        December 31, 1999

         The Company filed a Current Report on Form 8-K dated
October 29, 1999 with respect to an event reported under Item 5-
Other Events.


    (c) Exhibits

          Exhibit   Description

          3.01      Restated Certificate of Incorporation of the
Company dated May 1, 1987, as amended to date.*

          3.02      By-laws of the Company, as amended to date.
(Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incor porated herein by reference).

          4.01 Revolving Credit and Security Agreement dated as of July 27, 1998 between the Company and PNC Bank, National Association, as Lender and as Agent ("PNC"). (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).
          4.01.1 First Amendment to Revolving Credit and Security Agreement dated as of July 12, 1999 between the Company and PNC Bank, National Association, as lender and Agent.
(Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 1-5354, is incorporated herein by reference).

          4.01.2 Second Amendment to Revolving Credit and Security Agreement dated as of November 1, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, File No. 1-5354, is incorporated herein by reference).

          4.01.3    Third Amendment to Revolving Credit and
Security Agreement dated as of December 31, 1999 between the Company and PNC Bank, National Association, as lender and Agent.*

          4.01.4    Waiver dated March 7, 2000 to Revolving
Credit and Security Agreement dated as of July 27, 1998 between the Company and PNC Bank, National Association, as lender and Agent.*

          4.02 Pledge Agreement dated as of July 27, 1998 between the Company and PNC. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).

          4.03 Rights Agreement, dated as of October 26, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 29, 1999, File No. 1-5354, is incorporated herein by reference).

          10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference).+

          10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

          10.01.2 Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

          10.01.3 Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

          10.01.4   Amendment dated as of May 4, 1998 to
Employment Agreement between the Company and Marshall Tulin.
(Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incor porated herein by reference).+

          10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

          10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

          10.02.2   Amendment dated as of January 1, 1997 to
Employment Agreement between the Company and John Tulin.
(Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

          10.02.3 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit
10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

          10.02.4 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit
10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

          10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

          10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

          10.03.2   Amendment dated as of September 1, 1993 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

          10.03.3   Amendment dated as of January 1, 1997 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

          10.03.4   Amendment dated as of January 1, 1992 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

         10.03.5   Amendment dated as of December 10, 1998 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

          10.04 1987 Incentive Stock Option Plan of the Com pany. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

          10.05 Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

          10.06 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

          10.07 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference).

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

          10.11.3 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

          10.11.4 Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

          10.11.5 Stock Option Contracts dated as of July 31, 1996 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

          10.11.6 Stock Option Contracts dated as of April 24, 1997 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference). +

          10.11.7 Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit 10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          10.11.8 Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          10.11.9 Stock Option Contract dated as of April 23, 1998 between the Company and Mark Abramowitz. (Exhibit 10.11.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          10.11.10  Stock Option Contract dated as of April 22,
1999 between the Company and Mark Abramowitz. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1999, File No. 1-5354, is incorporated herein by reference).+

          10.11.11 Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-5354, is incorporated herein by reference).+

          10.11.12 Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-5354, is incorporated herein by reference).+

          10.12 Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

         10.13 Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

          10.14     Swank, Inc. 1998 Equity Incentive
Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference).+

          10.15 Notice Of Performance Award And Award Agreement as of October 21, 1998 to John Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          10.16 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Eric P. Luft under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          10.17 Notice Of Performance Award And Award Agreement as of October 21, 1998 to James Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          10.18 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Lewis Valenti under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          13.01     1999 Annual Report to Stockholders.*

          21.01 Subsidiaries of the Company. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

          23.01     Consent of independent accountants.*

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

Date:  March 29, 2000         SWANK, INC.
                              (Registrant)


                              By: /s/ Jerold R. Kassner
                                    Jerold R. Kassner,
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature             Title                     Date

/s/ John A. Tulin     President and Director    March 29, 2000
John A. Tulin         (principal executive
                      officer)

/s/ Jerold R. Kassner Senior Vice President,    March 29, 2000
Jerold R. Kassner     Chief Financial Officer,
                      Treasurer and
                      Secretary(principal
                      financial and accounting
                      officer)

/s/ Mark Abramowitz   Director                  March 29, 2000
Mark Abramowitz

/s/ John J. Macht     Director                  March 29, 2000
John J. Macht


Signature             Title                     Date

/s/ James E. Tulin    Director                  March 29, 2000
James E. Tulin

/s/ Marshall Tulin    Director                  March 29, 2000
Marshall Tulin

/s/ Raymond Vise      Director                  March 29, 2000
Raymond Vise

              Report of Independent Accountants on
                  Financial Statement Schedule


     To the Stockholders of Swank, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 29, 2000 except for Note N for which the dates are March 7, 2000, March 16, 2000, and March 17, 2000 appearing on page 18 of the 1999 Annual Report to Stockholders of Swank, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     /s/ PricewaterhouseCoopers LLP

     PricewaterhouseCoopers LLP

     Boston, Massachusetts
     February 29, 2000, except for Note N of the consolidated financial statements for which the dates are March 7, 2000, March 16, 2000, and March 17, 2000

                           Swank, Inc.
         Schedule II - Valuation and Qualifying Accounts
Column A                               Column B     Column C         Column D             Column E
                                       Balance at   Additions                             Balance
                                       Beginning    Charged                               at End
                                       of Period    to Expense       Deductions           of Period
For the year ended December 31, 1999

Reserve for Receivables
Allowance for doubtful accounts         $1,500,000   $  395,000 (G)     $595,000    (A)(I) $1,300,000
Allowance for cash discounts               230,000    1,508,000 (H)    1,523,000    (B)       215,000
Allowance for customer returns           4,336,000    8,439,000 (F)    7,479,000    (C)     5,296,000
Allowance for cooperative advertising      600,000      911,000 (G)    1,067,000    (D)       444,000
Allowance for in-store markdowns         2,375,000    8,002,000 (G)    7,456,000    (E)     2,921,000
Total                                    9,041,000   19,255,000       18,120,000           10,176,000

Reserve for Inventory Obsolescence        $485,000   $1,385,000 (J)     $435,000    (K)    $1,435,000

For the year ended December 31, 1998

Reserve for Receivables
Allowance for doubtful accounts         $1,500,000  $ (171,000) (G)   $(171,000)    (A)(I) $1,500,000
Allowance for cash discounts               227,000    1,381,000 (H)    1,378,000    (B)       230,000
Allowance for customer returns           5,213,000    7,033,000 (F)    7,910,000    (C)     4,336,000
Allowance for cooperative advertising      456,000    1,355,000 (G)    1,211,000    (D)       600,000
Allowance for in-store markdowns         2,310,000    7,059,000 (G)    6,994,000    (E)     2,375,000
Total                                    9,706,000   16,657,000       17,322,000            9,041,000

Reserve for Inventory Obsolescence        $874,000            0 (J)     $389,000    (K)      $485,000

For the year ended December 31, 1997

Reserve for Receivables
Allowance for doubtful accounts         $1,481,000      $92,000 (G)      $73,000    (A)    $1,500,000
Allowance for cash discounts               176,000    1,427,000 (H)    1,376,000    (B)       227,000
Allowance for customer returns           4,826,000    7,025,000 (F)    6,638,000    (C)     5,213,000
Allowance for cooperative advertising      537,000    1,106,000 (G)    1,187,000    (D)       456,000
Allowance for in-store markdowns         3,443,000    5,717,000 (G)    6,850,000    (E)     2,310,000
Total                                   10,463,000   15,367,000       16,124,000            9,706,000

Reserve for Inventory Obsolescence        $574,000     $439,000 (J)     $139,000    (K)      $874,000


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


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            EXHIBITS
                               TO
                   ANNUAL REPORT ON FORM 10-K
                       FOR THE FISCAL YEAR
                     ENDED DECEMBER 31, 1999


                           SWANK, INC.


Exhibit     Description
3.01        Restated Certificate of Incorporation of the
            Company dated May 1, 1987, as amended to date.*

3.02        By-laws of the Company, as amended to date.
            (Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).

4.01 Revolving Credit and Security Agreement dated as of July 27, 1998 between the Company and PNC Bank, National Association, as Lender and as Agent ("PNC"). (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).

4.01.1 First Amendment to Revolving Credit and Security Agreement dated as of July 12, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 1-5354, is incorporated herein by reference).

4.01.2 Second Amendment to Revolving Credit and Security Agreement dated as of November 1, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, File No. 1-5354, is incorporated herein by reference).

4.01.3      Third Amendment to Revolving Credit and Security
            Agreement dated as of December 31, 1999 between the Company and PNC Bank, National Association, as lender and Agent.*

4.01.4      Waiver dated March 7, 2000 to Revolving Credit and
            Security Agreement dated as of July 27, 1998 between the Company and PNC Bank, National
            Association, as lender and Agent.*

4.02 Pledge Agreement dated as of July 27, 1998 between the Company and PNC. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference).

4.03 Rights Agreement, dated as of October 26, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 29, 1999, File No. 1-5354, is incorporated herein by reference).

10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference).+

10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.01.2 Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.01.3     Amendment effective as of January 1, 1992 to
            Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's
            Annual Report on Form 10K for the fiscal year ended
            December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

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

10.02.2 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.02.3 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

10.02.4     Amendment dated as of December 10, 1998 to
            Employment Agreement between the Company and John
            Tulin. (Exhibit 10.02.4 to the Company's Annual
            Report on Form 10K for the fiscal year ended
            December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit
            10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference).+

10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference).+

10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference).+

10.03.3 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.03.4 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

10.03.5 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

10.04 1987 Incentive Stock Option Plan of the Company. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.05 Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit
            10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference).+

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

10.10.1 First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan. (Exhibit
            10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.11 1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.11.1 Stock Option Contracts dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference).+

10.11.2 Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.3 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.4 Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit
            10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference).+

10.11.5 Stock Option Contracts dated as of July 31, 1996 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.11.6 Stock Option Contracts dated as of April 24, 1997 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference). +

10.11.7 Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit
            10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

10.11.8 Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit
            10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

10.11.9 Stock Option Contract dated as of April 23, 1998 between the Company and Mark Abramowitz. (Exhibit
            10.11.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

10.11.10 Stock Option Contract dated as of April 22, 1999 between the Company and Mark Abramowitz. (Exhibit
            10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-5354, is incorporated herein by reference).+

10.11.11 Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-5354, is incorporated herein by reference).+

10.11.12 Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit
            10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-5354, is incorporated herein by reference).+

10.12 Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.13 Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference).+

10.14 Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference).+

10.15 Notice Of Performance Award And Award Agreement as of October 21, 1998 to John Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit
            10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

10.16 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Eric P. Luft under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

10.17 Notice Of Performance Award And Award Agreement as of October 21, 1998 to James Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

10.18 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Lewis Valenti under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

13.01       1999 Annual Report to Stockholders.*

21.01       Subsidiaries of the Company.  (Exhibit 21.01 to the
            Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference). +

23.01       Consent of independent accountants.*

27.01       Financial Data Schedule.*

*Filed herewith.
+Management contract or compensatory plan or arrangement.