Form 10-Q
period 2000-03-31
SWANK INC
filed 2000-05-10
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                        -----------------
                            FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

     For the quarterly period ended     March 31, 2000

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

Title of Class                Shares Outstanding on April 28, 2000
Common stock, $.10 par value             16,569,423


                           SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                         March 31, 2000    December 31, 1999
          ASSETS
Current:
  Cash and cash equivalents                                          $ 570            $ 1,258
  Accounts receivable, less allowances
    of $9,453 and $10,176                                           19,012             16,328
  Inventories
          Raw materials                                 $8,035              $7,666
          Work in process                                7,071               5,924
          Finished goods                                20,295      35,401  22,803     36,393
  Deferred income taxes                                              5,963              5,963
  Income taxes recoverable                                             897                  -
  Prepaid and other                                                  1,311              1,329

          Total current assets                                      63,154             61,271


Property, plant and equipment, at cost                  28,522              28,577
    less accumulated depreciation and amortization      22,862       5,660  22,531      6,046
Other assets                                                         8,011              7,623

  Total assets                                                    $ 76,825           $ 74,940

          LIABILITIES
Current:
  Notes payable to banks                                            $23,455          $ 16,762
  Current portion of long-term debt                                    181                181
  Accounts payable                                                   2,540              4,162
  Accrued employee compensation                                      2,513              3,296
  Income taxes payable                                                   -              1,701
  Other current liabilities                                          5,849              4,740

          Total current liabilities                                 34,538             30,842

Long-term obligations                                                9,806              9,999

          Total liabilities                                         44,344             40,841

Minority Interest in consolidated subsidiary                           483                505

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 16,902,942 and 16,902,942 shares                          1,690              1,690
Capital in excess of par value                                         926                926
Retained earnings                                                   30,072             31,672
Accumulated other comprehensive income                                  19                 15
                                                                    32,707             34,303
Treasury stock, at cost, 333,519 shares and 333,519                  (709)              (709)
shares
          Total stockholders' equity                                31,998             33,594

Total liabilities and  stockholders' equity                      $  76,825          $  74,940

The accompanying notes are an integral part of the condensed consolidated financial statements.



                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
          (Dollars in thousands except per share data)
                ---------------------------------

                                                                      2000        1999
Net Sales                                                        $  35,974    $ 37,199
Cost of goods sold                                                  23,084      23,144
Gross profit                                                        12,890      14,055
Selling and administrative expenses                                 13,800      13,684
Restructuring expenses                                               1,400           -
Income (loss) from operations                                      (2,310)         371
Interest expense, net                                                  392         348
Income (loss) before income taxes and minority interest            (2,702)          23
Provision (benefit) for income taxes                               (1,081)          90
Minority interest in loss of consolidated subsidiary                    22         182
Net income (loss)                                                $ (1,599)       $ 115

Share and per share information:
Weighted average common shares outstanding                      16,569,423  16,566,627
Net income (loss) per common share                                 $ (.10)       $ .01
Weighted average common shares outstanding assuming dilution    16,569,423  16,889,216
Net income (loss) per common share assuming dilution               $ (.10)       $ .01

The accompanying notes are an integral part of the condensed consolidated financial statements.



                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                     (Dollars in thousands)
                         --------------

                                                                        2000        1999
Cash flows from operating activities:

Net income (loss)                                                  $ (1,599)       $ 115

Adjustments to reconcile net income (loss) to net cash used in operations:

  Depreciation and amortization                                          349         355
  Provision (recoveries) for bad debts                                  (26)          13
  Minority interest in net loss of consolidated subsidiary              (22)       (182)
  Gain on sale of assets                                                 (1)           -

Changes in assets and liabilities:
   (Increase) in accounts receivable                                 (2,658)     (4,797)
   Decrease in inventory                                                 992       1,387
   (Increase) in income taxes recoverable                              (897)           -
   (Increase) decrease in prepaid and other current assets
                                                                          62         (1)
   (Increase) decrease in other noncurrent assets                         22       (119)
   (Decrease) in accounts payable                                    (1,478)     (1,916)
      and accrued liabilities
   (Decrease) in income taxes payable                                (1,701)     (1,380)
    Increase in long-term obligations                                     54         288

          Net cash (used) in operations                              (6,903)     (6,237)

Cash flows from investing activities:
  Capital expenditures                                                 (205)       (361)
  Premiums on life insurance                                           (214)       (227)
  Proceeds from sales of fixed assets                                      4           -
               Net cash (used) in investing activities                 (415)       (588)

Cash flows from financing activities:
  Borrowing under revolving credit agreements
                                                                      23,168      21,971
  Payments of revolving credit obligations                          (16,475)    (15,531)
  Principal payments on long-term debt                                  (67)        (75)
  Proceeds from exercise of employee stock options                         -           9

          Net cash provided by financing activities                    6,626       6,374

  Currency translation adjustment                                          4           -

  Net (decrease) in cash and cash equivalents                          (688)       (451)

  Cash and cash equivalents at beginning of period                     1,258         757

  Cash and cash equivalents at end of period                            $570        $306


The accompanying notes are an integral part of the condensed consolidated financial statements.


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2000 and 1999. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 1999 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the quarter ended March 31, 2000, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1999 Annual Report to Stockholders.

(3)  The following table sets forth the computation of net income
  (loss) per share for the quarters ending March 31, 2000 and March 31, 1999 (in thousands, except for share and per share data):

                                                                  Quarter
                                                              Ended March 31,
                                                            2000        1999
Numerator:
Net income (loss)                                        $ (1,599)       $ 115

Denominators:
Shares used in computing net income (loss) per
  common share                                          16,569,423  16,566,627
Effect of dilutive options                                       -     322,589
Shares used in computing net income (loss) per common   16,569,423  16,889,216
  share assuming dilution

Net income (loss) per common share                         $ (.10)       $ .01
Net income (loss) per common share assuming dilution       $ (.10)       $ .01


Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)


(4) Segment Information (in  thousands):


                                                               Consolidated
                                    Men's    Women's   Other       Total
3 months ending March 31
2000
Revenue from
  external customers                $23,136   $11,814  $1,024      $35,974
Segment income (loss) before tax    (1,493)   (1,040)   (147)      (2,680)

1999
Revenue from
  external customers                $22,000   $14,164  $1,035      $37,199
Segment income (loss) before tax      (186)       537   (146)          205


(5) Restructuring. On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros, S.A. de Costa Rica, and certain third-party vendors. Manufacturing operations at Attleboro will cease following the orderly transition of merchandise requirements to other resources, which is anticipated, to be completed on or about May 15, 2000. Management has concluded that its Attleboro manufacturing facility can no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation is not economically viable. In connection with the closure, the Company recorded a restructuring charge of $1,400,000 against income from operations in the first quarter of 2000 to cover employee termination benefits. The restructuring charge has been stated separately on the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2000.

  The restructuring charge consists of payroll and related costs, including outplacement fees and severance for approximately 190 production related employees affected by the closure of the Attleboro manufacturing facility.
  Approximately 100 employees were terminated prior to the end of the quarter. The remaining employees will be involved in the closing of operations until about May 15, 2000. As of March 31, 2000, approximately $111,000 of the restructuring charge had been paid and a liability of $1,289,000 which was included in Other current liabilities on the Condensed Consolidated Balance Sheet, remains to be paid. The Company expects to fully pay the liability by the end of the current fiscal year.



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


Net Sales

  Net sales for the quarter ended March 31, 2000 decreased by 3.3% to $35,974,000 compared to $37,199,000 for the quarter ended
March 31, 1999.   Net sales for Men's Accessories increased by
$1,136,000 or 5.2% and net sales for Women's Accessories decreased by $2,350,000 or 16.6%, both compared to the quarter ended March 31, 1999.

  The increase in net sales for Men's Accessories was primarily due to increased shipments of certain branded merchandise programs for men's belts, offset in part by lower sales of private label belts to mass merchandising customers. The Company's John Henry belt and small leather goods collections, which have been well received by retail customers, first shipped during the second quarter of 1999.

  Women's Accessories net sales decreased during the quarter principally due to reduced shipments of closeout and discontinued goods and lower sales of branded merchandise to department store customers. The Company continued its efforts to refocus its various women's jewelry programs during the quarter. The Company also made substantial shipments of its Kenneth Cole women's jewelry collection, which was first shipped to retail customers in December 1998, during the quarter ended March 31, 1999.


Gross Profit

  Gross profit for the quarter ended March 31, 2000 decreased by $1,165,000 or 8.3% to $12,890,000 compared to $14,055,000 for the quarter ended March 31, 1999. Gross profit for Men's Accessories decreased by $183,000 and gross profit for Women's Accessories decreased by $955,000, both compared to the quarter ended March 31, 1999.

  Gross profit expressed as a percentage of net sales fell to 30.6% for Men's Accessories for the quarter ended March 31, 2000 compared to 33.0% last year. Gross profit expressed as percentage of net sales increased to 44.4% for Women's Accessories for the quarter ended March 31, 2000 compared to 43.8% last year. The decline in gross profit for Men's Accessories was primarily due to an increase in unfavorable overhead variances at the Company's domestic jewelry and belt manufacturing facilities in response to increased global sourcing of the Company's various merchandise lines. Gross profit for Men's Accessories was also adversely affected during the quarter by an increase in other manufacturing variances associated with a reduction in domestic production levels.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


  The increase in gross profit for Women's Accessories expressed as a percentage of sales was primarily due to a decrease in product costs resulting from an expansion of the Company's merchandise sourcing strategy offset in part by an increase in unfavorable overhead variances associated with lower production levels at its domestic jewelry manufacturing facility (see Note
5). The Company's Costa Rican subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas") also substantially reduced its operating loss during the quarter compared to the quarter ended March 31, 1999. Joyas, which was acquired by the Company on January 8, 1999, incurred significant start-up related expenses during the first half of 1999.

  Customer returns through March 31, 2000 are within the estimates utilized in establishing the allowance for returns as of December 31, 1999. First quarter adjustments to the reserve in 2000 and 1999 include routine accruals for estimated returns on current period sales and charges for actual returns received through March 31. The extent of the variance, if any, of actual 2000 returns from the allowance established at December 31, 1999 will be finally determined during the second quarter and recorded at that time.


Selling and Administrative Expenses

     Selling and administrative expenses increased $116,000 or less than 1% for the quarter ended March 31, 2000 to $13,800,000 from $13,684,000 last year. The increase in selling expenses for the quarter is primarily due to planned increases in advertising and promotional expenditures for Women's Accessories offset partially by reductions in variable selling expenses associated with lower sales. The Company routinely makes substantial advertising and promotional expenditures to maintain and enhance its businesses and in addition, certain license agreements require specified levels of spending. Total advertising and promotional expenses totaled 8.9% and 7.0% of net sales for the quarters ended March 31, 2000 and March 31, 1999, respectively.

  Administrative expenses for the quarter ended March 31, 2000 decreased by $422,000 compared to the same period in the prior year primarily due to a gain of $476,000 recorded during the quarter resulting from the receipt of common shares associated with the conversion of a mutal life insurance company to a stock corporation (commonly known as a demutualization). Selling and administrative expenses as a percentage of net sales increased to 38.4% for the quarter ended March 31, 2000 from 36.8% last year. The increase is principally due to lower sales and higher advertising and promotional expenditures as described above, offset in part by the gain from the insurance company demutualization.

Restructuring Charge
 On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros, S.A. de Costa Rica, and certain third-party vendors. Manufacturing operations at Attleboro will cease following the orderly transition of merchandise requirements to other resources, which is anticipated, to be completed on or about May 15, 2000. Management has concluded that its Attleboro manufacturing facility can no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation is not economically viable. In connection with the closure, the Company recorded a restructuring charge of $1,400,000 against income from operations in the first quarter of 2000, to cover employee severance and other



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


payroll related costs. Additional integration expenses associated with the writedown of certain inventory, currently estimated at $550,000, are also likely to be incurred during the remainder of fiscal 2000 as the Company completes the process of resourcing its remaining merchandise requirement. Integration costs will be expensed as incurred.

 As of March 31, 2000, approximately $111,000 had been paid.  The
Company expects to pay the remaining $1,289,000, which has been included in Other current liabilities at March 31, 2000, by the end of the fiscal year ending December 31, 2000.

 The Company anticipates that the restructuring will generate net pre-tax annualized savings of approximately $3,000,000 to $5,000,000 reflecting enhanced gross profit margins from re-sourcing jewelry products to lower cost suppliers and reduced manufacturing support costs in Attleboro. The Company will continue to monitor the progress of closing the plant and, at this time does not anticipate any material adjustment to the restructuring charge and expects the restructuring charge accrual to be adequate.


Interest Expense

  Net interest expense increased $44,000 for the quarter ended
March 31, 2000 compared to the same period in the prior year due to both higher average borrowing levels and increased borrowing costs.


 Provision for Income Taxes

     The Company recorded a benefit for income taxes on the consolidated pre-tax loss for the quarter ended March 31, 2000 at an effective rate of 40.0% which approximates the blended state and federal statutory rates. For the quarter ended March 31, 1999, income taxes were provided for at an effective rate of 44% on consolidated pre-tax income. The decrease in the effective tax rate resulted primarily from the reduction in operating losses incurred by Joyas y Cueros de Costa Rica, S.A. during the quarter. No income tax benefit is anticipated on losses incurred by the Company's Costa Rican subsidiary.


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

  The Company's working capital decreased by $1,813,000 during quarter ended March 31, 2000 compared to a decrease of $179,000 for the quarter ended March 31, 1999.

  Cash used in operations for the quarter totaled $6,904,000 consisting primarily of the consolidated net loss, increases in accounts receivable balances, decreases in accounts payable and income taxes payable, offset in part by a reduction in inventory balances. Accounts receivable increased by $2,684,000 primarily due to increased sales


Item 2. Management's Discussion and Analysis of Financial
Condition Results of Operations (continued)


during the period and seasonal reductions in allowances. Accounts receivable allowances decreased due to actual charges processed for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to 1999. These reductions are partially offset by increases resulting from accruals associated with current period sales activity. Income taxes payable declined by $1,701,000 and income taxes recoverable increased by $897,000 after tax payments made during the quarter of $1,517,000 and the recording of a tax benefit for the quarter of $1,081,000. Inventory levels fell by $992,000 reflecting the Company's efforts to refocus certain merchandise assortments and dispose of excess and out-of-line merchandise.

     Cash used in investing activities was $415,000 for capital expenditures and insurance premiums, net of proceeds from asset dispositions. Cash provided by financing activities totaled $6,627,000 consisting primarily of net borrowings under the Company's revolving credit agreement.



Year 2000

     Management believes that the Company has been able to modify its significant software systems to make them Year 2000 compliant without material effects on the Company's business or results of operations. The identification of date issues associated with key applications software developed both internally by the Company and by third-party vendors and the necessary modifications were completed at December 31, 1999. The Company to date has not experienced any Year 2000-events that had a material adverse affect on its operations or business.

        As part of its program to identify and remediate potential Year 2000 exposures, the Company, beginning in September 1998, began surveying third parties with whom it had material business relationships to obtain information and representations concerning the respective readiness of each relative to Year 2000. Because many of the Company's third party relationships are with public companies, the Company also began reviewing the various public filings of these companies to monitor the status of their representations concerning Year 2000 readiness. Third parties contacted or monitored included major customers, determined regardless of whether there is an existing Electronic Data Interchange ("EDI") relationship, major vendors and suppliers of key services such as utilities, telecommunications and banking. As described above, the Company to date has not experienced any material Year 2000-related disruptions in its operations arising from third party relationships. The Company installed Year 2000 compliant EDI software in 1999 and has to date experienced no material interruption in electronic sales order processing. A significant disruption in EDI processing could materially impair the Company's shipments.

   Although no material Year 2000 disruptions have occurred to date, the Company's seasonality provides something of a buffer against date-related risks that may be as yet unidentified. Management has not developed a formal contingency plan to with regard to potential future risks but the Company intends to continue to monitor its key relationships with suppliers, customers, and service providers for any Year 2000 issues that may arise.

       Most of the Company's applications software was internally developed and the necessary modifications were completed in 1999 utilizing existing internal personnel resources. Management does not believe that use of existing resources for Year 2000 remediation has been or will be materially detrimental to the completion of other significant IT projects. The Company purchased specific Year 2000 upgrades with respect to certain third party software applications. The aggregate cost of these upgrades through March 31, 2000 was approximately $75,000. In addition, the total cost incurred to make the Company's network Year 2000 compliant was approximately $25,000. The Company does not believe that any future expenditures related to Year 2000 compliance will be significant.



Item 2. Management's Discussion and Analysis of Financial
Condition Results of Operations (continued)



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


Item 3.     Quantitative and Qualitative Disclosures about Market
            Risk

  During the quarter ended March 31, 2000, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


                  PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibit No. Description
       10.0 Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht.
       10.1 Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise.
       10.2 Stock Option Contract dated as of April 20, 2000 between the Company and Mark Abramowitz.
       10.3 Employment Agreement dated as of April 1, 2000 between the Company and Eric Luft.

       27.0     Financial data schedule.


(b)Reports on Form 8-K.
   During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated March 16, 2000 with respect to an event reported under Item 5 - Other Events.




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


Date:    May 10, 2000