Form 10-Q
period 2000-06-30
SWANK INC
filed 2000-08-14
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                        -----------------
                            FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     June 30, 2000

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class                  Shares Outstanding on August 4, 2000
Common stock, $.10 par value                 5,522,520



                           SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                         June 30, 2000     December 31, 1999
ASSETS
Current:
  Cash and cash equivalents                                         $167           $1,258
  Accounts receivable, less allowances
    of $6,507 and $10,176                                         15,169           16,328
  Inventories
          Raw materials                                  $8,584            $7,666
          Work in process                                 6,769             5,924
          Finished goods                                 19,849   35,202   22,803  36,393
  Deferred income taxes                                            5,963            5,963
  Income taxes recoverable                                         2,301                -
  Prepaid and other                                                2,308            1,329

          Total current assets                                    61,110           61,271

Property, plant and equipment, at cost                   28,864            28,577
    less accumulated depreciation and amortization       23,205    5,659   22,531   6,046
Other assets                                                       7,910            7,623

  Total assets                                                   $74,679          $74,940

          LIABILITIES
Current:
  Notes payable to banks                                          $24,078         $16,762
  Current portion of long-term debt                                  185              181
  Accounts payable                                                 2,367            4,162
  Accrued employee compensation                                    2,458            3,296
  Income taxes payable                                                 -            1,701
  Other current liabilities                                        4,605            4,740

          Total current liabilities                               33,693           30,842

Long-term obligations                                             10,233            9,999

          Total liabilities                                       43,926           40,841

Minority Interest in consolidated subsidiary                         367              505

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 14,333,333 shares:
    Issued 5,634,315 and 5,634,314 shares                            563              563
Capital in excess of par value                                     1,580            1,580
Retained earnings                                                 28,541           31,672
Accumulated other comprehensive income                                23               15
                                                                  30,707           33,830
Treasury stock, at cost, 111,192 shares and 111,173                (236)            (236)
shares
Deferred employee benefits                                          (85)                -
          Total stockholders' equity                              30,386           33,594

Total liabilities and  stockholders' equity                      $74,679          $74,940

The accompanying notes are an integral part of the condensed consolidated financial statements.



                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999
          (Dollars in thousands except per share data)
                ---------------------------------


                                                     2000        1999

Net sales                                         $34,578     $32,725

Cost of goods sold                                 21,698      21,170

Gross profit                                       12,880      11,555

Selling and administrative expenses                14,738      12,715

Restructuring expenses                                280           -

(Loss) from operations                            (2,138)     (1,160)

Interest expense, net                                 606         391

(Loss) before income taxes and minority           (2,744)     (1,551)
interest

(Benefit) for income taxes                        (1,097)       (762)

Minority interest in loss of consolidated             116          43
subsidiary

Net (loss)                                       $(1,531)      $(746)

Share and per share information:

Weighted average common shares outstanding      5,522,520   5,523,141

Net (loss) per common share                       $ (.28)     $ (.14)

Weighted average common shares outstanding      5,522,520   5,523,141
assuming dilution

Net (loss) per common share assuming              $ (.28)     $ (.14)
dilution

The accompanying notes are an integral part of the condensed consolidated financial statements.



                            SWANK, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
            (Dollars in thousands except per share data)
                         ----------------



                                                            2000      1999

Net sales                                                $70,552   $69,924

Cost of goods sold                                        44,782    44,313

Gross profit                                              25,770    25,611

Selling and administrative expenses                       28,538    26,399

Restructuring expenses                                     1,680         -

(Loss) from operations                                   (4,448)     (788)

Interest charges, net                                        998       739

(Loss) before income taxes and minority interest         (5,446)   (1,527)

(Benefit) for income taxes                               (2,178)     (672)

Minority interest in loss of consolidated subsidiary         138       224

Net (loss)                                              $(3,130)    $(631)

Share and per share information:

Weighted average common shares outstanding             5,522,520 5,522,675

Net (loss) per common share                               $(.57)    $(.11)

Weighted average common shares outstanding assuming    5,522,520 5,522,675
dilution

Net (loss) per share assuming dilution                    $(.57)    $(.11)

The accompanying notes are an integral part of the condensed consolidated financial statements.




                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                     (Dollars in thousands)
                         --------------

                                                                   2000         1999
Cash flows from operating activities:

Net (loss)                                                     $(3,130)       $(631)

Adjustments to reconcile net (loss)
  to net cash (used) in operations:

  Depreciation and amortization                                     710          742
  (Recovery) of bad debts                                         (199)         (30)
  Minority interest in net (loss) of consolidated subsidiary      (138)        (224)
  Gain on sale of assets                                              -            -

Changes in assets and liabilities:
   Decrease (Increase) in accounts receivable                     1,358        (786)
   Decrease (Increase) in inventory                               1,191        (393)
   (Increase) in income taxes recoverable                       (2,301)      (1,599)
   (Increase) in prepaid and other current assets
                                                                (1,004)        (354)
   Decrease (Increase) in other noncurrent assets                    39         (43)
   (Decrease) in accounts payable                               (2,736)        (911)
      and other accrued liabilities
   (Decrease) in income taxes payable                           (1,701)      (1,888)
    Increase in long-term obligations                               303           65

               Net cash (used) in operations                    (7,608)      (6,052)

Cash flows from investing activities:
  Capital expenditures                                            (301)        (788)
  Premiums on life insurance                                      (358)        (409)
  Proceeds from sales of fixed assets                                 4            -
               Net cash (used) in investing activities            (655)      (1,197)

Cash flows from financing activities:
  Borrowing under revolving credit agreements                    39,598       38,520
  Payments of revolving credit obligations                     (32,284)     (31,635)
  Principal payments on long-term debt                             (65)        (168)
  Advance to retirement plan                                       (85)            -
  Proceeds from exercise of employee stock options                    -           14

               Net cash provided by financing activities          7,164        6,731

  Currency translation adjustment                                     8            -

  Net (decrease) in cash and cash equivalents                   (1,091)        (518)

  Cash and cash equivalents at beginning of period                1,258          757

  Cash and cash equivalents at end of period                       $167         $239


The accompanying notes are an integral part of the condensed consolidated financial statements.



SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2000 and 1999. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 1999 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the six month period ended June 30, 2000, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1999 Annual Report to Stockholders.

(3) The following table sets forth the computation of net (loss) per share for the quarter and six months ending June 30, 2000 and June 30, 1999 (in thousands, except for share and per share data):

                                                              Quarter               Six Months
                                                          Ended June 30,          Ended June 30,
                                                           2000        1999       2000       1999
Numerator:
Net (loss)                                             $(1,531)      $(746)    $(3,130)    $(631)

Denominators:
Shares used in computing net (loss) per
  common share                                        5,522,520   5,523,141  5,522,520  5,522,675
Effect of dilutive options                                    -           -          -          -
Shares used in computing net (loss) per common        5,522,520   5,523,141  5,522,520  5,522,675
share assuming dilution

Net (loss) per common share                              $(.28)      $(.14)     $(.57)     $(.11)
Net (loss) per common share assuming dilution            $(.28)      $(.14)     $(.57)     $(.11)

  The Company's 12,744 shares of dilutive options were excluded from the calculation as the effect of their inclusion would have been anti-dilutive.


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


(4) Segment Information (in thousands):

                                                                Consolidated
                                     Men's     Women's      Other      Total
3 months ending June 30
2000
Revenue from external customers     $22,886     $10,399    $1,293    $34,578
Segment income (loss) before tax      (551)     (1,960)     (117)    (2,628)

1999
Revenue from external customers     $20,503     $10,988    $1,234    $32,725
Segment income (loss) before tax      (647)       (810)      (51)    (1,508)

6 months ending June 30
2000
Revenue from external customers     $46,022     $22,213    $2,317    $70,552
Segment income (loss) before tax    (2,044)     (3,000)     (264)    (5,308)

1999
Revenue from external customers     $42,503     $25,152    $2,269    $69,924
Segment income (loss) before tax      (833)       (273)     (197)    (1,303)


(5) Restructuring. On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros de Costa Rica, S.A. and certain third-party vendors. Manufacturing operations at Attleboro will cease following the orderly transition of merchandise requirements to other resources, which was originally anticipated to be completed on or about May 15, 2000, but will likely continue until approximately August 15, 2000. Management has concluded that its Attleboro manufacturing facility can no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation is not economically viable. In connection with the closure, the Company recorded a restructuring charge of $1,680,000 against income from operations during the six months ended June 30, 2000. The restructuring charge has been stated separately on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2000.

  The restructuring charge consists of payroll and related costs, including outplacement fees and severance for approximately 190 production related employees affected by the closure of the Attleboro manufacturing facility.
  Approximately 182 employees were terminated prior to the end of the second quarter. The remaining employees will be involved in the closing of operations until about August 15, 2000. As of June 30, 2000, approximately $881,000 of the restructuring charge had been paid, $330,000 has been reported as a curtailment loss on post-retirement benefits, and a liability of $469,000 which was included in Other current liabilities on the Condensed Consolidated Balance Sheet, remains to be paid. The Company expects to fully pay the liability by January 2001.


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


  The restructuring charge was based upon the estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to post-retirement benefits. In the second quarter, an additional expense of $280,000 was recorded to recognize adjustments to the previous estimates of the early retirement incentives.

(6) Subsequent Event. On August 4, 2000, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation, as amended, which had been previously approved by the Board of Directors, in order to effect a one-for-three reverse stock split of the Company's issued common stock. The reverse split was effective on August 4, 2000. All references throughout these financial statements as to number of shares and per share information have been restated to reflect the reverse split.

(7) Subsequent Event. The Company, Yves Saint Laurent Fashion AG, and Yves Saint Laurent of America, Inc. ("YSL") have agreed to terminate the license agreements for the manufacture and sale of costume jewelry, belts, and small leather goods. Under the terms of the Termination Agreement, the Company ceased the manufacture and importation of YSL products as of May 1, 2000 and discontinued the sale and promotion of YSL products in the ordinary course of business as of June 25, 2000. The Company has entered into an agreement with its largest customer for YSL goods to replace its YSL business with another licensed designer collection. The Company anticipates that it can readily replace the balance of its YSL business with other designer or private label collections and that the termination of the YSL licenses will have no material affect on its consolidated financial statements.

(8)  New Accounting Pronouncements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB No. 101 in the fourth quarter of 2000. The Company has not completed analyzing the effects of the application of SAB No. 101 on the Company's financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FINN No. 44"). FINN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB No. 25,
  (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FINN No. 44 is effective July 1, 2000, but certain conclusions in FINN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.


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

  On August 4, 2000, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation, as amended, in order to effect a one-for-three reverse stock split of the Company's issued and outstanding common stock. All share and per share information presented in this report have been restated to reflect retroactive effect of the reverse split.

Net Sales

  Net sales for the quarter and six months ended June 30, 2000 were $34,578,000 and $70,552,000, respectively, an increase of $1,853,000 or 5.7% and $628,000 or less than 1% compared to the quarter and six months ended June 30, 1999, respectively.

  Included in net sales for both the quarter and the six months ended June 30, 2000, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The Company's actual return experience was better than anticipated at December 31, 1999 principally due to improved sales at retail for the Company's Men's Accessories division. The Company's allowance for returns established at December 31, 1999 also considered shipments of certain new Women's product lines for which the Company had no direct prior return experience. These adjustments increased net sales as set forth in the following table:

                          Increase (Decrease) in net sales
                              2000          1999          Change
Men's Accessories       $1,740,000    $(488,000)      $2,228,000
Women's Accessories        604,000       846,000       (242,000)
Total                   $2,344,000     $ 358,000      $1,986,000


  Net sales for Men's Accessories increased $2,383,000 or 11.6% and $3,519,000 or 8.3% for the quarter and six months ended June 30, 2000, respectively, both as compared to the same periods last year. Net sales for Women's Accessories decreased $589,000 or 5.4% and $2,939,000 or 11.7% for the quarter and six months ended June 30, 2000, respectively, both as compared to the same periods last year.

  The increase in net sales for Men's Accessories for the quarter ended June 30, 2000 was primarily due to the returns adjustment described above and to increased shipments of certain branded merchandise programs for men's belts, offset in part by lower sales of private label belts to mass merchandising customers.
The first substantial


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)


shipments of the Company's John Henry belt and small leather goods collections, which have been well received by retail customers, occurred during the third quarter of 1999.

  Women's Accessories net sales decreased during the quarter and six months principally due to reduced shipments of private label merchandise to certain mass merchandising customers. The decrease in net sales for the six months ended June 30, 2000 was also due to a decline in shipments of branded merchandise to department store customers.

  During the first six months of 2000, the Company has been actively repositioning its branded merchandise lines which may have affected the availability of certain merchandise collections and shipments to certain accounts. The Company also made substantial shipments of its Kenneth Cole women's jewelry collection, which was first shipped to retail customers in December 1998, during the first six months of 1999.

  As described in Note 7 to the condensed consolidated financial statements, the Company, Yves Saint Laurent Fashion AG, and Yves Saint Laurent of America, Inc. ("YSL") have agreed to terminate the license agreements for the manufacture and sale of costume jewelry, belts, and small leather goods. The Company has entered into an agreement with its largest customer for YSL goods to replace its YSL business with another licensed designer collection. The Company anticipates that it can readily replace the balance of its YSL business with other designer or private label collections and that the termination of the YSL licenses will have no material affect on its consolidated financial statements.


Gross Profit

  Gross profit for the quarter and six months ended June 30, 2000 increased by $1,325,000 or 11.5% and $159,000 or less than 1% respectively, compared to the quarter and six months ended June 30, 1999. For the quarter and six months, gross profit for Men's Accessories increased by $1,283,000 and $1,098,000 respectively, and gross profit for Women's Accessories decreased by $4,000 and $957,000 respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter and six months ended June 30, 2000 increased to 37.2% and decreased to 36.5% respectively, from 35.3% and 36.6% for the same periods in 1999.

  Included in gross profit for both the quarter and the six months ended June 30, 2000, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit as set forth in the following table:

                        Increase (Decrease) in gross profit
                              2000          1999          Change
Men's Accessories      $   985,000    $(305,000)      $1,290,000
Women's Accessories        528,000       577,000        (49,000)
Total                   $1,513,000     $ 272,000      $1,241,000


  Gross profit expressed as a percentage of net sales increased to 34.3% and decreased to 32.5% for Men's Accessories for the quarter and six months ended June 30, 2000 respectively, compared to 32.1% and 32.6% for the


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)


same periods last year. Gross profit expressed as percentage of net sales increased to 41.4% and 43.0% for Women's Accessories for the quarter and six months ended June 30, 2000 respectively, compared to 39.2% and 41.8% for the same periods last year.

  The increase in gross profit for Men's Accessories during the quarter ended June 30, 2000 expressed as a percentage of net sales was primarily due to the returns adjustment discussed above and a decrease in inventory-related costs resulting from improved returns experience. For the year, gross profit as a percentage of sales was approximately flat due to increased product costs resulting from an unfavorable sales mix, offset partially by a decrease in inventory-related expenses and higher net sales.

  The increase in gross profit expressed as a percentage of net sales for both the quarter and year ended June 30, 2000 for Women's Accessories was primarily due to the returns adjustment, a decrease in merchandise costs resulting from increased global sourcing of the Company's jewelry products, and a decrease in inventory-related charges. For the six months ended June 30, 2000, these improvements were offset in part by an increase in unfavorable overhead variances resulting from lower production levels at the Company's domestic jewelry manufacturing facility (see Note 5). Gross profit for both the quarter and year was also affected by an increase in royalty expense resulting from a routine audit by one of the Company's licensors.


Selling and Administrative Expenses

     Selling and administrative expenses increased $2,023,000 or 15.9% and $2,139,000 or 8.1% for the quarter and six months ended June 30, 2000, respectively compared to the same periods last year. The increase in selling expenses for the quarter is primarily due to increases in variable costs associated with higher net sales and planned increases in certain advertising and promotional expenditures, especially for Women's Accessories. The Company routinely makes substantial advertising and promotional expenditures to maintain and enhance its businesses and in addition, certain license agreements require specified levels of spending. Advertising and promotional expenses totaled 9.0% and 6.1% of net sales for the quarters ended June 30, 2000 and June 30, 1999, respectively, and 9.1% and 6.6%, for the six month periods, respectively.

  Administrative expenses for the quarter and six months ended June 30, 2000 increased by $217,000 and decreased by $205,000, respectively, compared to the comparable periods in 1999. The increase for the quarter was primarily due to an increase in compensation and related expenses and professional fees offset by a reduction in certain severance and related expenses. During the second quarter of 1999, the Company recorded an additional expense of $550,000 for severance benefits associated with a voluntary workforce reduction program at one of the Company's manufacturing facilities. This expense was largely offset by a gain of $500,000 also recorded during last year's second quarter in connection with the settlement of litigation. The decrease for the six months is mainly due to a gain of $476,000 recorded during the first quarter of 2000 resulting from the receipt of common shares associated with the conversion of a mutal life insurance company to a stock corporation (commonly known as a demutualization), and a decrease in restructuring expense (exclusive of the restructuring charges described in Note 5), partially offset by an increase in professional fees. Selling and administrative expenses as a percentage of net sales increased to 42.6% and 40.5% for the quarter and six months ended June 30, 2000, respectively, from 38.9% and 37.8% for the same periods last year. The increase is principally due to higher advertising and promotional expenditures as described above.


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

Restructuring Charge
 On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros de Costa Rica, S.A. and certain third-party vendors. Manufacturing operations at Attleboro will cease following the orderly transition of merchandise requirements to other resources, which was originally anticipated to be completed on or about May 15, 2000 but, will likely continue to approximately August 15, 2000.
Management has concluded that its Attleboro manufacturing facility can no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation is not economically viable. In connection with the closure, the Company recorded a restructuring charge of $1,680,000 against income from operations during the six months ended June 30, 2000, to cover employee severance and other payroll related costs. Additional integration expenses associated with the writedown of certain inventory, currently estimated at $550,000, are also likely to be incurred during the remainder of fiscal 2000 as the Company completes the process of resourcing its remaining merchandise requirement. Integration costs will be expensed as incurred.

 As of June 30, 2000, approximately $881,000 had been paid, and $330,000 has been reported as a curtailment loss on post-retirement benefits. The Company expects to pay the remaining $469,000, which has been included in Other current liabilities at June 30, 2000, by January 31, 2001. The restructuring charge was based upon the estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to certain post-retirement benefits. In the second quarter, an additional expense of $280,000 was recorded to recognize adjustments to the previous estimates. The Company anticipates that the restructuring will generate net pre-tax annualized savings of approximately $3,000,000 to $5,000,000 reflecting enhanced gross profit margins from re-sourcing jewelry products to lower cost suppliers and reduced manufacturing support costs in Attleboro. The Company currently does not anticipate any further material changes to the restructuring charge although management continues to review the status of its global sourcing and remaining manufacturing operations.


Interest Expense

  Net interest expense increased by $215,000 during the quarter and increased by $259,000 for the six months ended June 30, 2000 compared to the same periods in the prior year. The increase was primarily due to both higher average borrowing levels and increased borrowing costs compared to the prior year periods.


 Provision for Income Taxes

     The Company recorded benefits for income taxes on the consolidated pre-tax losses for the quarter and six months ended June 30, 2000 at an effective rate of 40.0%, which approximates the blended state and federal statutory rates. For the quarter ended June 30, 1999, income taxes were provided for at an effective rate of 49.0% on consolidated pre-tax income and 44.0% for the six months. The decrease in the effective tax rates resulted primarily from the reduction in nontaxable income from life insurance policies. No income tax benefit is anticipated on losses incurred by the Company's Costa Rican subsidiary.


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

  On August 4, 2000, the Company's shareholders approved a proposal to amend the Company's Restated Certificate of Incorporation, as amended, to effect a one-for-three reverse stock split of the Company's issued and outstanding common stock. The reverse split was undertaken primarily to increase the price of its shares of common stock to comply with the $1 minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. The Company believes that maintaining the Company's listing on the Nasdaq SmallCap Market may provide the Company with a broader market for its common stock and facilitate the use of its common stock in any financing or acquisition transactions in which the Company may engage.

  The Company's working capital decreased by $3,012,000 during the six months ended June 30, 2000 compared to a decrease of $1,157,000 for the six months ended June 30, 1999.

  Cash used in operations for the six months totaled $7,608,000 consisting primarily of the consolidated net loss, increases in certain prepaid costs and recoverable income taxes, and decreases in income taxes and accounts payable, offset in part by reductions in inventory and accounts receivable balances. Accounts receivable decreased by $1,358,000 primarily due to lower sales during the quarter compared to the fourth of quarter of 1999 offset partially by seasonal reductions in accounts receivable allowances. Accounts receivable allowances decreased due to actual charges processed in 2000 for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to 1999. These reductions are partially offset by increases resulting from accruals associated with current period sales activity. Income taxes payable declined by $1,701,000 and income taxes recoverable increased by $2,301,000 primarily due to the consolidated net loss and tax payments made in 2000. Inventory levels fell by $1,191,000 reflecting the Company's ongoing efforts to refocus certain merchandise assortments and dispose of excess and out-of-line merchandise.

     Cash used in investing activities was $655,000 for capital expenditures and insurance premiums, net of proceeds from asset dispositions. Cash provided by financing activities totaled $7,164,000 consisting primarily of net borrowings under the Company's revolving credit agreement.

Year 2000

     Management believes that the Company was able to modify its significant software systems to make them Year 2000 compliant without material effects on the Company's business or results of operations. The identification of date issues associated with key applications software developed both internally by the Company and by third-party vendors and the necessary modifications were completed at December 31, 1999. The Company to date has not experienced any Year 2000-events that had a material adverse affect on its operations or business.

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

       Most of the Company's applications software was internally developed and the necessary modifications were completed in 1999 utilizing existing internal personnel resources. Management does not believe that use of existing resources for Year 2000 remediation has been or will be materially detrimental to the completion of other significant IT projects. The Company purchased specific Year 2000 upgrades with respect to certain third party software applications. The aggregate cost of these upgrades through June 30, 2000 was approximately $75,000. In addition, the total cost incurred to make the Company's network Year 2000 compliant was approximately $25,000. The Company does not believe that any future expenditures related to Year 2000 compliance will be significant.


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


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  During the six month period ended June 30, 2000, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



                   PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

  On August 4, 2000, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation, as amended to date, to effect a one-for-three reverse stock split of the Company's issued shares of common stock, $.10 par value per share ("Common Stock"). The reverse stock split has become effective. As a result, each three shares of Common Stock issued and outstanding and held in the treasury of the Company immediately prior to the effectiveness of the reverse stock split was combined into one share of Common Stock. No fractional shares of Common Stock will be issued in connection with the reverse stock split. Instead, each holder of shares will receive a cash payment in lieu of such fractional shares at a price equal to the fraction that such stockholder would have otherwise be entitled to receive multiplied by $1.50. There is no change in the par value of the Common Stock.


Item 4.     Submission of Matters to a Vote of Security Holders

  The Company's 2000 Annual Meeting of Stockholders (the  "Annual
Meeting") was held on April 20, 2000.   At the Annual Meeting,
stockholders:

(a) Elected the following directors to serve as Class II directors of the Company until the Company's 2003 Annual Meeting of Stockholders and until the election and qualification of their respective successors, by the following votes:

         Director              For     Withheld
        John Tulin       13,289,370     469,041
        John J. Macht    13,318,984     440,427


(b)        Approved the appointment of PricewaterhouseCoopers L.L.P.
as the independent accountants of the Company for the fiscal year ending 2000, by the following vote:

            For           Against       Abstain
     13,450,506           126,646       181,259


  The Company also held a Special Meeting of Stockholders on August 4, 2000 (the "Special Meeting"). At the Special Meeting, stockholders approved an amendment to the Company's restated Certificate of Incorporation, as amended to date, in order to effect a one-for-three reverse stock split by the following vote:

            For           Against       Abstain
     12,786,805         1,323,008       245,066



PART II - OTHER INFORMATION (continued)


Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibit No.  Description

      10.1 Letter Agreement effective May 1, 2000 between the Company and The Macht Group.

      27.0         Financial data schedule.

(b)  Reports on Form 8-K.

   The Company filed a Current Report on Form 8-K on August 4,
   2000 with respect to an event reported under Item 5 - Other
   Events.



                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SWANK, INC.
                                Registrant


                                /s/ Jerold R. Kassner
                                Jerold R. Kassner
                                Senior Vice President
                                Chief Financial Officer
                                and Treasurer



Date:    August 14, 2000