Form 10-Q
period 2000-09-30
SWANK INC
filed 2000-11-13
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                        -----------------
                            FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended      September 30, 2000

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

Title of Class                 Shares Outstanding on October 31, 2000
Common stock, $.10 par value                 5,522,520


                           SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                      September 30, 2000     December 31, 1999
          ASSETS
Current:
  Cash and cash equivalents                                         $313                $1,258
  Accounts receivable, less allowances
    of $6,304 and $10,176                                         23,615                16,328
  Inventories
          Raw materials                                 $8,754               $7,666
          Work in process                                7,746                5,924
          Finished goods                                20,859    37,359     22,803     36,393
  Deferred income taxes                                            5,963                 5,963
  Income taxes recoverable                                         3,887                     -
  Prepaid and other                                                1,740                 1,329

          Total current assets                                    72,877                61,271

Property, plant and equipment, at cost                  28,953               28,577
    less accumulated depreciation and amortization      23,494     5,459     22,531      6,046
Other assets                                                       7,997                 7,623

  Total assets                                                   $86,333               $74,940

          LIABILITIES
Current:
  Notes payable to banks                                         $28,564               $16,762
  Current portion of long-term debt                                  196                   181
  Accounts payable                                                 9,818                 4,162
  Accrued employee compensation                                    3,494                 3,296
  Income taxes payable                                                 -                 1,701
  Other current liabilities                                        5,297                 4,740

          Total current liabilities                               47,369                30,842

Long-term obligations                                              9,875                 9,999

          Total liabilities                                       57,244                40,841

Minority Interest in consolidated subsidiary                         264                   505

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 5,633,712 and 5,633,712 shares                            563                   563
Capital in excess of par value                                     1,580                 1,580
Retained earnings                                                 27,071                31,672
Accumulated other comprehensive income                                64                    15
                                                                  29,278                33,830
Treasury stock, at cost, 111,192 shares and                        (236)                 (236)
  111,173 shares
Deferred employee benefits                                         (217)                     -
          Total stockholders' equity                              28,825                33,594

Total liabilities and stockholders' equity                       $86,333               $74,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
          (Dollars in thousands except per share data)
                ---------------------------------


                                                            2000      1999

Net sales                                                $38,601   $40,938

Cost of goods sold                                        24,796    24,679

Gross profit                                              13,805    16,259

Selling and administrative expenses                       15,518    14,500

Restructuring expenses                                      261          -

Income (Loss) from operations                            (1,974)     1,759
Interest expense, net                                        650       513

Income (Loss) before income taxes and minority           (2,624)     1,246
  interest

Provision (Benefit) for income taxes                     (1,050)       541

Minority interest in (income) loss of consolidated           103      (32)
  subsidiary

Net Income (Loss)                                       $(1,471)      $673

Share and per share information:

Weighted average common shares outstanding             5,522,520 5,522,538

Net Income (Loss) per common share                        $(.27)     $ .12

Weighted average common shares outstanding assuming    5,522,520 5,569,727
 dilution

Net Income (Loss) per common share assuming dilution      $(.27)     $ .12

The accompanying notes are an integral part of the condensed consolidated financial statements.


                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
          (Dollars in thousands except per share data)
                        ----------------


                                                            2000       1999

Net sales                                               $109,153   $110,862

Cost of goods sold                                        69,578     68,992

Gross profit                                              39,575     41,870

Selling and administrative expenses                       44,056     40,899

Restructuring expenses                                     1,941          -

Income (Loss) from operations                            (6,422)        971

Interest charges, net                                      1,648      1,252

(Loss) before income taxes and minority interest         (8,070)      (281)

(Benefit) for income taxes                               (3,228)      (130)

Minority interest in loss of consolidated subsidiary         241        193

Net Income (Loss)                                       $(4,601)        $42

Share and per share information:

Weighted average common shares outstanding             5,522,520  5,522,227


Net Income (Loss) per common share                        $(.83)       $.01


Weighted average common shares outstanding assuming    5,522,520  5,573,800
dilution

Net Income (Loss) per share assuming dilution             $(.83)       $.01


The accompanying notes are an integral part of the condensed consolidated financial statements.


                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (Dollars in thousands)
                         --------------

                                                                2000         1999
Cash flows from operating activities:

Net Income (Loss)                                           $(4,601)          $42

Adjustments to reconcile net income (loss) to net cash (used) in operations:

  Depreciation and amortization                                1,085        1,124
  (Recovery) of bad debts                                      (194)         (11)
  Minority interest in net (loss) of consolidated              (241)        (193)
      subsidiary
  (Gain) on sale of assets                                      (48)            -

Changes in assets and liabilities:
   (Increase) in accounts receivable                         (7,094)      (8,085)
   (Increase) in inventory                                     (966)      (3,106)
   (Increase) in income taxes recoverable                    (3,886)      (1,124)
   (Increase) in prepaid and other current assets              (449)        (714)
   Decrease (Increase) in other noncurrent assets                 85         (58)
   Increase in accounts payable                                6,448          912
      and other accrued liabilities
   (Decrease) in income taxes payable                        (1,701)      (1,888)
    Increase in long-term obligations                              -          137

               Net cash (used) in operations                (11,562)     (12,964)

Cash flows from investing activities:
  Capital expenditures                                         (478)      (1,013)
  Premiums on life insurance                                   (496)        (540)
  Proceeds from sales of fixed assets
                                                                  66            9
               Net cash (used) in investing activities         (908)      (1,544)

Cash flows from financing activities:
  Borrowing under revolving credit agreements                 56,466       57,034
  Payments of revolving credit obligations                  (44,663)     (42,950)
  Principal payments on long-term debt                         (110)        (327)
  Advance to retirement plan                                   (217)          (3)
  Proceeds from exercise of employee stock options                 -           14

               Net cash provided by financing activities      11,476       13,768

  Currency translation adjustment                                 49            -

  Net (decrease) in cash and cash equivalents                  (945)        (740)

  Cash and cash equivalents at beginning of period             1,258          757

  Cash and cash equivalents at end of period                    $313          $17


The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2000 and 1999. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 1999 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the annual report.

(2) During the nine month period ended September 30, 2000, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote I of the 1999 Annual Report to Stockholders.

(3)  The following table sets forth the computation of net income
     (loss) per share for the quarter and nine months ending September 30, 2000 and September 30, 1999 (in thousands, except for share and per share data):

                                                                Quarter            Nine Months
                                                         Ended September  30,  Ended September 30,
                                                          2000       1999      2000       1999
Numerator:
Net income (loss)                                        $(1,471)       $673  $(4,601)        $42

Denominators:
Shares used in computing net income (loss) per
    common share                                        5,522,520  5,522,538 5,522,520  5,522,227
Effect of dilutive options                                      -     47,189         -     51,573
Shares used in computing net income (loss) per common   5,522,520  5,569,727 5,522,520  5,573,800
share assuming dilution

Net income (loss) per common share                         $(.27)       $.12    $(.83)       $.01
Net income (loss) per common share assuming dilution       $(.27)       $.12    $(.83)       $.01

  The Company's 8,496 shares issuable under option agreements were excluded from the calculation for the nine months ended
  September 30, 2000, as the effect of their inclusion would have been anti-dilutive.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


(4) Segment Information (in thousands):


                                                             Consolidated
                                      Men's  Women's   Other        Total
3 months ending September 30
2000
Revenue from external customers     $25,768  $11,060  $1,773     $38,601
Segment income (loss) before tax       (69)  (2,576)     124     (2,521)

1999
Revenue from external customers     $25,935  $13,214  $1,789     $40,938
Segment income (loss) before tax        703      359     152       1,214

9 months ending September 30
2000
Revenue from external customers     $71,790  $33,273  $4,090    $109,153
Segment income (loss) before tax    (2,113)  (5,576)   (140)     (7,829)

1999
Revenue from external customers     $68,438  $38,366  $4,058    $110,862
Segment income (loss) before tax      (130)       86    (44)        (88)

(5) Restructuring. On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros de Costa Rica, S.A. and certain third-party vendors. Manufacturing operations at Attleboro have ceased following the substantially completed orderly transition of merchandise requirements to other resources. Management concluded that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company recorded a restructuring charge of $1,941,000 against income from operations during the nine months ended September 30, 2000. The restructuring charge has been stated separately on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2000.

     The restructuring charge consists of payroll and related costs, including outplacement fees and severance for approximately 195 production related employees affected by the closure of the Attleboro manufacturing facility.
     Approximately 190 employees were terminated prior to the end of the second quarter with the remainder terminated prior to the end of the third quarter. As of September 30, 2000, approximately $1,256,000 of the restructuring charge had been paid, $330,000 has been reported as a curtailment loss on post-retirement benefits, and a liability of $355,000 which was included in Other current liabilities on the Condensed Consolidated Balance Sheet, remains to be paid. The Company expects to fully pay the liability by March 31, 2001.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

     The restructuring charge was based upon the estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to post-retirement benefits. In the third quarter, an additional expense of $261,000 was recorded to recognize adjustments to previous estimates as a result of management's decision to further reduce the production labor staff.

(6) On August 4, 2000, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation, as amended, which had been previously approved by the Board of Directors, in order to effect a one-for-three reverse stock split of the Company's issued common stock. The reverse split was effective on August 4, 2000. All references throughout these financial statements as to number of shares and per share information reflect the reverse split.

(7) The Company, Yves Saint Laurent Fashion AG, and Yves Saint Laurent of America, Inc. ("YSL") agreed to terminate the license agreements for the manufacture and sale of costume jewelry, belts, and small leather goods. Under the terms of the Termination Agreement, the Company ceased the manufacture and importation of YSL products as of May 1, 2000 and discontinued the sale and promotion of YSL products in the ordinary course of business as of September 25, 2000. During the quarter, the Company commenced shipments of new designer merchandise to its largest customer for YSL goods to replace its existing YSL business. The Company anticipates that it can readily replace the balance of its YSL business with other designer or private label collections and that the termination of the YSL licenses will have no material affect on its consolidated financial statements.

 (8) As of September 30, 2000, the Company was not in compliance with the Tangible Net Worth covenant required by its Revolving Credit and Security Agreement with PNC Bank, National Association as lender (the "Bank"), dated as of July 27, 1998 and as amended from time to time. The Company obtained a waiver for the covenant default at September 30, 2000.

(9)  New Accounting Pronouncements.
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which is effective no later than the quarter ending December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB No. 101 in the fourth quarter of 2000. The Company has not completed analyzing the effects of the application of SAB No. 101 on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.


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

  On August 4, 2000, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation, as amended, in order to effect a one-for-three reverse stock split of the Company's issued and outstanding common stock. All share and per share information presented in this report reflect the effect of the reverse split.

Net Sales

  Net sales for the quarter and nine months ended September 30, 2000 were $38,601,000 and $109,153,000, respectively, reflecting decreases of $2,337,000 or 5.7% and $1,709,000 or 1.5% compared to the quarter and nine months ended September 30, 1999, respectively.

  Included in net sales for the nine months ended September 30, 2000, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The Company's actual return experience was better than anticipated at December 31, 1999 principally due to improved sales at retail for the Company's Men's Accessories division. The Company's allowance for returns established at December 31, 1999 also considered shipments of certain new Women's product lines for which the Company had no direct prior return experience. These adjustments increased net sales as set forth in the following table:


                          Increase (Decrease) in net sales
                              2000        1999        Change
Men's Accessories       $1,740,000  $(488,000)    $2,228,000
Women's Accessories        604,000     846,000     (242,000)
Total                   $2,344,000    $358,000    $1,986,000


  Net sales for Men's Accessories decreased $167,000 or less than 1% for the quarter and increased $3,352,000 or 4.9% for the nine months ended September 30, 2000, both as compared to the same periods last year. Net sales for Women's Accessories decreased $2,154,000 or 16.3% and $5,093,000 or 13.3% for the quarter and nine months ended September 30, 2000, respectively, both as compared to the same periods last year.


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

  The decrease in net sales for Men's Accessories for the quarter ended September 30, 2000 was primarily due to lower shipments of men's jewelry and small leather goods, partially offset by increased sales of men's belts. The Company significantly increased its shipments of men's belts sold under the Geoffrey Beene label during the quarter to replace its Yves Saint Laurent collections at certain accounts. Shipments of the Company's John Henry collection of men's accessories also increased during the quarter. The Company first shipped its line of John Henry men's accessories, which has been well received by retail customers, during the third quarter of 1999. The increase in net sales for Men's Accessories for the nine months ended September 30, 2000 was mainly due to an increase in men's belt shipments and the returns adjustment described above.

  As discussed above and in Note 7 to the condensed consolidated financial statements the Company, Yves Saint Laurent Fashion AG, and Yves Saint Laurent of America, Inc. ("YSL") agreed during the quarter to terminate the license agreements for the manufacture and sale of costume jewelry, belts, and small leather goods. During the quarter, the Company commenced shipments of new designer merchandise to a major account to replace its existing YSL business. The Company anticipates that it can readily replace the balance of its YSL business with other designer or private label collections and that the termination of the YSL licenses will have no material affect on its consolidated financial statements.

  Women's Accessories net sales decreased during the quarter and nine months principally due to reduced shipments of private label merchandise to a major mass merchandising account. A significant increase in shipments of the Company's Anne Klein II women's jewelry collection during the quarter was largely offset by reduced volume in other licensed programs. The decrease in net sales for the nine months ended September 30, 2000 was also due to a decline in shipments of licensed merchandise to certain department store customers primarily during the first quarter. During most of 2000, the Company has been actively repositioning its branded merchandise lines which may have affected the availability of certain merchandise collections and shipments to certain accounts. In addition, the Company anticipates that the relatively heavy shipments of private label merchandise made to a major mass merchandising account during the fourth quarter of 1999 will not recur in 2000.


Gross Profit

  Gross profit for the quarter and nine months ended September 30, 2000 decreased by $2,454,000 or 15.1% and $2,295,000 or 5.5%
respectively, compared to the quarter and nine months ended September 30, 1999. Gross profit for Men's Accessories decreased by $304,000 for the quarter and increased by $794,000 for the nine months, compared to the same periods last year. Gross profit for Women's Accessories decreased by $2,187,000 and $3,144,000 for the quarter and nine months respectively. Gross profit expressed as a percentage of net sales for the quarter and nine months ended September 30, 2000 decreased to 35.8% and 36.3% respectively, from 39.7% and 37.8% for the same periods in 1999.


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)


  Included in gross profit for nine months ended September 30, 2000, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit as set forth in the following table:

                          Increase (Decrease) in gross profit
                                2000        1999      Change
Men's Accessories           $985,000  $(305,000)  $1,290,000
Women's Accessories          528,000     577,000    (49,000)
Total                     $1,513,000   $ 272,000  $1,241,000


  Gross profit expressed as a percentage of net sales decreased to 33.6% and 32.9% for Men's Accessories for the quarter and nine months ended September 30, 2000 respectively, compared to 34.5% and 33.3% for the same periods last year. Gross profit expressed as percentage ofnet sales decreased to 37.7% and 41.2% for Women's Accessories for the quarter and nine months ended September 30, 2000 respectively, compared to 48.1% and 44.0% for the same periods last year.

  The decrease in gross profit for Men's Accessories during the quarter ended September 30, 2000 expressed as a percentage of net sales was primarily due to an adverse sales mix that favored lower margin merchandise and higher inventory control costs. For the year, the decrease in gross profit as a percentage of sales was mainly due to increased product costs resulting from an unfavorable sales mix and an increase in certain inventory-related expenses resulting from an increase in sales of excess and discontinued merchandise.

  The decrease in gross profit expressed as a percentage of net sales for the quarter for Women's Accessories was primarily due to lower net sales and higher inventory control costs resulting from an increase in shipments of excess and discontinued items. For the nine months ended September 30, 2000, gross profit was adversely affected by an increase in unfavorable overhead variances resulting from lower production levels at the Company's domestic jewelry manufacturing facility (see Note 5) and an increase in royalty expense resulting from a routine audit by one of the Company's licensors, partially offset by the returns adjustment described above and a decrease in merchandise costs resulting from increased global sourcing of the Company's jewelry products. As discussed above, the Company anticipates that gross profit for the fourth quarter will be lower than for the comparable 1999 period primarily due to lower net sales of private label women's jewelry.


Selling and Administrative Expenses

  Selling and administrative expenses increased $1,018,000 or 7.0% and $3,157,000 or 7.7% for the quarter and nine months ended September 30, 2000, respectively compared to the same periods last year. The increase in selling expenses for the quarter is primarily due to increases in certain fixturing, advertising, and other promotional expenses associated with the Company's Women's Accessories division. The Company routinely


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)


makes substantial advertising and promotional expenditures to maintain and enhance its businesses and in addition, certain license agreements require specified levels of spending. The Company also completed an extensive refixturing program during the quarter for one of its women's jewelry designer collections. Advertising and promotional expenses totaled 11.5% and 7.3% of net sales for the quarters ended September 30, 2000 and September 30, 1999, respectively, and 9.9% and 6.8%, for the nine month periods, respectively.

  Administrative expenses for the quarter and nine months ended September 30, 2000 decreased by $489,000 or 16.1% and $695,000 or
8.2%, respectively, compared to the comparable periods in 1999. The decrease in the quarter is primarily due to lower accruals associated with certain fringe benefit programs. The decrease for the nine months is mainly due to lower fringe benefit accruals, a gain of $476,000 recorded during the first quarter of 2000 resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a demutualization), and a decrease in certain employee severance and related expenses (exclusive of the restructuring charges described in Note 5), all partially offset by an increase in professional fees. During the second quarter of 1999, the Company recorded an additional expense of $550,000 for severance benefits associated with a voluntary workforce reduction program at one of the Company's manufacturing facilities. This expense was largely offset by a gain of $500,000 also recorded during last year's second quarter in connection with the settlement of litigation. Selling and administrative expenses as a percentage of net sales increased to 40.2% and 40.4% for the quarter and nine months ended September 30, 2000, respectively, from 35.4% and 36.9% for the same periods last year. The increase is principally due to lower net sales and increased advertising and promotional expenditures as described above.

Restructuring Charge

  On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros de Costa Rica, S.A. and certain third-party vendors. Manufacturing operations at Attleboro have ceased following the substantially completed orderly transition of merchandise requirements to other resources. Management concluded that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company recorded a restructuring charge of $1,941,000 against income from operations during the nine months ended September 30, 2000, to cover employee severance and other payroll related costs. Management believes that additional integration expenses associated with the writedown of certain inventory, currently estimated at $550,000, are also likely to be incurred during the remainder of fiscal 2000 as the Company completes the process of resourcing its jewelry merchandise requirements. Integration costs will be expensed as incurred.

  As of September 30, 2000, approximately $1,256,000 had been paid, and $330,000 has been reported as a curtailment loss on post-retirement benefits. The Company expects to pay the remaining $355,000, which has been included in Other current liabilities at September 30, 2000, by March 31, 2001. The restructuring charge was based upon the estimates of the cost of the employee terminations including outplacement fees, severance,


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)


and curtailment losses related to certain post-retirement benefits. Additional expenses of $280,000 and $261,000 were recorded in the second and third quarters, respectively, to recognize adjustments to the previous estimates.
The Company anticipates that the restructuring will generate net pre-tax annualized savings of approximately $3,000,000 to $5,000,000 reflecting enhanced gross profit margins from re-sourcing jewelry products to lower cost suppliers and reduced manufacturing support costs in Attleboro. While the Company currently does not anticipate any further material changes to the restructuring charge, management continues to review the status of its global sourcing and support operations for further efficiencies cost reduction opportunities.


Interest Expense

  Net interest expense increased by $137,000 during the quarter and $396,000 for the nine months ended September 30, 2000 compared to the same periods in the prior year. The increase was primarily due to higher borrowing costs compared to the prior year periods and increased average borrowing levels, especially during the first half of the year.


Provision for Income Taxes

  The Company recorded a benefit for income taxes on the consolidated pre-tax loss for the quarter and nine months ended September 30, 2000 at an effective rate of 40.0%, which approximates the blended state and federal statutory rates. For the quarter ended September 30, 1999, income taxes were provided for at an effective rate of 43.4% on consolidated pre-tax income, and for the nine month period, a benefit was recorded at the rate of 46.3% on the consolidated pre-tax loss. The decrease in the effective tax rates resulted primarily from the reduction in nontaxable income from life insurance policies. No income tax benefit is anticipated on losses incurred by the Company's Costa Rican subsidiary.


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


Item 2. Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

  The Company's working capital decreased by $4,921,000 during the nine months ended September 30, 2000 compared to a decrease of $411,000 for the nine months ended September 30, 1999.

  Cash used in operations for the nine months totaled $11,562,000 consisting primarily of the consolidated net loss, increases in accounts receivable and certain prepaid costs and recoverable income taxes, and a decrease in income taxes payable, offset in part by increases in accounts payable and other accrued liabilities. Accounts receivable increased by $7,094,000 reflecting seasonal increases in net sales and reductions in allowances. Accounts receivable allowances decreased due to actual charges processed in 2000 for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to 1999. These reductions are partially offset by increases resulting from accruals associated with current period sales activity. Income taxes payable declined by $1,701,000 and income taxes recoverable increased by $3,886,000 primarily due to the consolidated net loss and tax payments made in 2000. Inventory levels increased by $966,000 for the nine months ended September 30, 2000 compared to a $3,106,000 increase for the comparable period last year. The smaller increase in inventory balances in 2000 reflects the Company's continuing efforts to re-focus its merchandise collections, reduce on-hand balances of in-line inventory, and aggressively dispose of excess and discontinued goods.

  Cash used in investing activities was $908,000 for capital expenditures and insurance premiums, net of proceeds from asset dispositions. Cash provided by financing activities totaled $11,476,000 consisting primarily of net borrowings under the Company's revolving credit agreement.

  As of September 30, 2000, the Company was not in compliance with the Tangible Net Worth covenant required by its Revolving Credit and Security Agreement with PNC Bank, National Association as lender (the "Bank"), dated as of July 27, 1998 and as amended from time to time. The Company obtained a waiver for the covenant default at September 30, 2000.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  During the nine month period ended September 30, 2000, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

  On August 4, 2000, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation, as amended to date, to effect a one-for-three reverse stock split of the Company's issued shares of common stock, $.10 par value per share ("Common Stock"). The reverse stock split has become effective. As a result, each three shares of Common Stock issued and outstanding and held in the treasury of the Company immediately prior to the effectiveness of the reverse stock split were combined into one share of Common Stock. No fractional shares of Common Stock were issued in connection with the reverse stock split. Instead, each holder of shares received a cash payment in lieu of such fractional shares at a price equal to the fraction that such stockholder would have otherwise be entitled to receive multiplied by $1.50. There is no change in the par value of the Common Stock.


Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibit No.     Description

        4.1   Fourth Amendment to Revolving Credit and
              Security Agreement dated as of October 18, 2000 between the Company and PNC Bank, National
              Association as lender.

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



Date:    November 13, 2000