Form 10-K
period 2000-12-31
SWANK INC
filed 2001-06-12
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO _____________


                           Commission file no. 1-5354

                                   SWANK, INC.
             (Exact name of Registrant as specified in its charter)

                              Delaware                                                  04-1886990
  --------------------------------------------------------------                --------------------------
  (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer
                                                                                    Identification No.)

                  6 Hazel Street, Attleboro, Massachusetts                                 02703
---------------------------------------------------------------------------     ---------------------------
                  (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code: (508) 222-3400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.10 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No _x__.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 30, 2001 was $1,124,364. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,522,490 shares of Common Stock as of the close of business on May 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.        BUSINESS.
               ---------

                  Swank, Inc. (the "Company") was incorporated on April 17, 1936. The Company is engaged in the manufacture, sale and distribution of men's and women's fashion accessories under the names "Kenneth Cole", "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Tommy Hilfiger", "Swank", "Colours by Alexander Julian", "Anne Klein", "Anne Klein II", "Guess?" and "DKNY", among others.

Products
--------

                  The Company's segments, men's accessories and women's accessories, are described below:

                  MEN'S ACCESSORIES. Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and suspenders are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank" and "Colours by Alexander Julian". The Company also manufactures and distributes men's leather accessories for customers' private labels. Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings, money klips which are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank" and "Colours by Alexander Julian".

                  WOMEN'S ACCESSORIES. Women's accessories consist of women's jewelry products, primarily necklaces, earrings, pendants, chokers, bracelets, hair ornaments and scarf clips which are distributed under the names "Anne Klein" and "Anne Klein II", "Guess?", "Kenneth Cole" and "DKNY". The Company also manufactures women's jewelry (principally necklaces, brooches, hair accessories and earrings) for private label distribution.

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

                In addition to product, pricing and terms of payment, the Company's customers generally consider one or more factors, such as the availability of electronic order processing and the timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, the Company generally will allow customers to return merchandise in order to achieve proper stock balances. These factors, among others, result in the Company increasing its inventory levels during the Fall selling season in order to meet customer imposed requirements. These practices are applicable to each of the Company's segments and the Company believes that they are substantially consistent throughout the fashion accessories industry.

                  The relative contributions to total net sales and gross profit from the Company's segments, men's accessories and women's accessories, for the last three fiscal years and the relative year-to-year changes in such contributions during such period are shown in the following table (in thousands):

         Fiscal Year Ended December 31,                                                         Percentage Change
            2000             1999           1998                                                   2000-99         1999-98
            ----             ----           ----                                                   -------         -------
                                                     CONTRIBUTION TO NET SALES
         $95,769          $98,676        $91,125     Mens Accessories                                 (3)%               8%
          39,227           50,070         47,142     Womens Accessories                              (22)%               6%
           5,880            6,071          6,442     Other                                            (3)%             (6)%
           -----            -----          -----                                                      ----             ----
        $140,876         $154,817       $144,709     Total Net Sales                                  (9)%               7%
        ========         ========       ========                                                      ====               ==

                                                     CONTRIBUTION TO GROSS PROFIT
         $30,061          $32,766        $32,755     Mens Accessories                                 (8)%               0%
          13,292           18,195         21,178     Womens Accessories                              (27)%            (14)%
           3,184            3,437          3,646     Other                                            (7)%             (6)%
           -----            -----          -----                                                      ----             ----
         $46,537          $54,398        $57,579     Total Gross profit                              (14)%             (6)%
         =======          =======        =======                                                     =====             ====

                The components of Net Sales are gross sales less cash discounts, allowances and customer returns. Other includes sales of the Company's products and other products through the Company's factory outlet stores.


              Certain other financial information with regard to men's accessories and women's accessories, including revenue, segment profit and segment assets, appears in Note L to the Company's consolidated financial statements on page 40 of this Annual Report on Form 10-K.

Sales and Distribution
----------------------

              The Company's customers are primarily major retailers within the United States. Sales to the Company's two largest customers, Federated Department Stores, Inc. and The May Department Stores Company, accounted for approximately 18% and 16%, respectively, of consolidated net sales in 2000, approximately 17% and 14%, respectively, in 1999 and approximately 16% and 15%, respectively, in 1998. In addition, Target Corp. accounted for approximately 11% and 10% of consolidated net sales in 2000 and 1998, respectively. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2000, 1999 or 1998. Exports to foreign countries accounted for 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 2000, 1999 and 1998, respectively.

              Approximately 88 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in four major cities in the United States. The Company has separate sales forces to handle the distribution to retailers of men's accessories and women's accessories. In addition, the Company sells certain of its products at retail in 15 factory outlet stores located in 9 states. The Company has licensed or sub-licensed the production and sale of certain of its lines in certain foreign countries under royalty arrangements.

Manufacturing
-------------

              Items manufactured by the Company accounted for approximately 20% of consolidated net sales in fiscal 2000. Historically, the Company has manufactured and/or assembled women's and men's jewelry products at the Company's plant in Attleboro, Massachusetts and the Company's 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros"), manufactured women's jewelry at a plant located in Cartago, Costa Rica. However, during fiscal 2000, the Company ceased jewelry production operations at its Attleboro facility and, on April 6, 2001, ceased production operations of Joyas y Cueros in Costa Rica, in each case, transferring its production requirements to third party vendors. See "Recent Developments" below for further information concerning the termination of jewelry production operations at the Attleboro facility and at Joyas y Cueros. The Company manufactures belts at the Company's plant located in South Norwalk, Connecticut.

                  The Company purchases substantially all of its small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on the Company's small leather goods business in the short-term depending upon the Company's inventory position and on the seasonal shipping requirements at that time. However, the Company believes that alternative sources for small leather goods are available and could be utilized by the Company within several months. The Company also purchases finished women's jewelry, finished belts and other accessories as well as certain belt components, including buckles, from a number of suppliers in the United States and abroad. The Company believes that alternative suppliers are readily available for substantially all purchased items. Raw materials are purchased in the open market from a number of domestic and foreign suppliers and are readily available.

Advertising Media and Promotion
-------------------------------

                  Substantial expenditures on advertising and promotions are an integral part of the Company's business. Approximately 4% of net sales was expended on promotions in 2000, of which approximately 2% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining approximately 2% was expended for in-store promotions, cooperative advertising, fixtures, displays and point-of-sale materials.

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

Patents, Trademarks and Licenses
--------------------------------

                  The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's and women's leather accessories under the name "Pierre Cardin", (ii) women's costume jewelry under the names "Anne Klein" and "Anne Klein II", "Kenneth Cole" and "DKNY", (iii) men's leather accessories and costume jewelry under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "John Henry", "Tommy Hilfiger" and "Colours by Alexander Julian" and (iv) men's small leather goods and men's and women's costume jewelry under the name "Guess?". The Company's "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "John Henry", "Tommy Hilfiger", "Anne Klein" and "Anne Klein II", "Guess?" and "DKNY" licenses collectively may be considered material to the Company's business. The Company does not believe that its business is materially dependent on any one license agreement. The "Pierre Cardin" leather accessories licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Anne Klein", "Anne Klein II", "Claiborne", and "John Henry" licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Guess?", "Geoffrey Beene" and "Tommy Hilfiger" licenses provide for percentage royalty payments not exceeding 7% of net sales. The "Kenneth Cole" licenses and the "Pierre Cardin" costume jewelry license provide for percentage royalty payments not exceeding 8% of net sales. The "DKNY" license provides for percentage royalty payments not exceeding 10% of net sales. The license agreements to which the Company is a party generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's "Geoffrey Beene" license expires June 30, 2005. The Company's license to distribute "Pierre Cardin" leather accessories expires December 31, 2003. The Company's licenses to distribute "Kenneth Cole" leather accessories expire December 31, 2002. The Company's "Kenneth Cole" jewelry licenses and its "Claiborne" license expire December 31, 2001. The Company's "DKNY" license and its "Anne Klein" and "Anne Klein II" license expire December 31, 2002. The Company's "Guess?" license expire December 31, 2003. The Company's "Tommy Hilfiger" license expires December 31, 2004.

Employees
---------

                  The Company has approximately 1,000 employees, of whom approximately 400 are production employees. None of the Company's or Joyas y Cueros' employees are represented by labor unions and management believes its relationships with their respective employees to be satisfactory.

Recent Developments
-------------------

                  On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts and transfer its remaining domestic jewelry production requirements to third-party vendors. Manufacturing operations at Attleboro have ceased following the substantially completed orderly transition of merchandise requirements to other resources. Management concluded that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company recorded in fiscal 2000 a restructuring charge of $2,041,000 against income from operations to cover employee severance and other payroll related costs. Additional integration costs of $1,849,000 were also incurred in connection with the obsolescence of certain raw materials and work-in-process.

                            On April 6, 2001, the Company ceased production
operations at Joyas y Cueros, its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros has been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management has determined that Joyas y Cueros cannot be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. The Company currently purchases costume jewelry from a variety of domestic and foreign vendors and anticipates that it will be able to re-source the items manufactured by Joyas y Cueros with no disruption in the flow of merchandise.

                  During fiscal 2000, the Company began reducing its operations at Joyas y Cueros. In connection with the reduction, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 in connection with the termination of its manufacturing workforce. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by the end of the second quarter of 2001.

                  During the second quarter of fiscal 2001, the Company completed a sale and lease back of its manufacturing facility in South Norwalk, Connecticut. The manufacturing facility was sold at a purchase price of $6,100,000. The Company then leased back the facility for a period of ten years. The net proceeds of the sale were used by the Company to reduce its outstanding bank indebtedness

ITEM 2.  PROPERTIES.
         -----------

                  The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. The facility had been used to manufacture and/or assemble jewelry products for both the women's accessories and men's accessories segments. Reference is made to the information with regard to the Company's Attleboro jewelry manufacturing facility set forth above in
Item 1 under the caption "Recent Developments."

                  The Company's national and international sales offices, executive offices and regional sales offices are located in leased premises at 90 Park Avenue, New York City. The leases of such premises expire in 2010. Regional sales offices are also located in leased premises in Atlanta, Chicago and Beverly Hills and a branch office is leased in Scottsdale. The leases for the regional sales offices expire from 2001 to 2003. Collectively, these offices contain approximately 25,000 square feet.

                  The Company also leases a warehouse containing approximately 242,000 square feet in Taunton, Massachusetts, which is used in the distribution of all of the Company's products. In addition, one of the Company's factory stores is located within the Taunton location. The lease for these premises expires in 2006.

                  Men's belts, suspenders and certain other leather accessories within the men's accessories segment are manufactured in premises located in South Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres. Reference is made to the information with regard to the sale and lease back of the Company's South Norwalk manufacturing facility set forth above in
Item 1 under the caption "Recent Developments."

                  During fiscal 2000, Joyas y Cueros manufactured and/or assembled women's jewelry products in a leased building of approximately 27,700 square feet and manufactured men's belts in a leased building of approximately 45,600 square feet. Both of these buildings are located in Cartago, Costa Rica. During fiscal 2000, the Company ceased the manufacture of men's belts in Costa Rica and the lease for the belt manufacturing building was terminated. The lease for the jewelry manufacturing and assembling premises expires in 2003. Reference is made to the information with regard to Joyas y Cueros set forth above in Item 1 under the caption "Recent Developments".

                  The Company's manufacturing and distribution facilities are equipped with modern machinery and equipment, substantially all of which is owned by the Company with the remainder leased. In management's opinion, the Company's properties and machinery and equipment are adequate for the conduct of the respective businesses to which they relate.

                  The Company presently operates 15 factory outlet stores in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of five years and contain approximately 302,596 square feet in the aggregate.

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

                  It is the position of the PRPs who have undertaken to perform the RI/FS at the Massachusetts Superfund site that the remedial investigation has been completed. The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. Therefore, it is premature to make a determination whether this matter may have a material adverse effect on the company's operating results, financial condition or cash flows. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $2,087,464 as of December 31, 2000. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%.

                  In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored for a period of up to 24 years. Estimates of the costs of remediation range from approximately $2.8 million for natural attenuation to approximately $7.8 million for other remediation. Based on current participation, the Company's share is 7.99% of approximately 75% of the costs. Management believes that this site will not result in any material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site.

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

                  (b) No material pending legal proceedings were terminated during the three-month period ended December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

                  Not applicable.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Company are as follows:

        Name                        Age                                       Title
--------------------                ---                    -----------------------------------------------
Marshall Tulin                      83                     Chairman of the Board and Director

John A. Tulin                       54                     President and Chief Executive Officer and
                                                           Director

James E. Tulin                      49                     Senior Vice President - Merchandising
                                                           and Director

Paul Duckett                        60                     Senior Vice President - Distribution and
                                                           Retail Store Operations

Melvin Goldfeder                    64                     Senior Vice President - Special Markets
                                                           Division

Jerold R. Kassner                   44                     Senior Vice President, Chief Financial
                                                           Officer, Treasurer and Secretary

Eric P. Luft                        45                     Senior Vice President - Men's Division and
                                                           Director

W. Barry Heuser                    53                      Vice President - Belt Division

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

                  Eric P. Luft has been Senior Vice President-Men's Division since October 1995. Mr. Luft served as a Divisional Vice President of the Men's Products Division from June 1989 until January 1993, when he was elected a Senior Vice President of the Company. Mr. Luft became a director of the Company in December 2000.

                  W. Barry Heuser has been Vice President - Belt Division since April 1994. For more than five years prior to April 1994, Mr. Heuser served as Belts Merchandising Director.

                  Each officer of the Company serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                   The Company's Common Stock traded in fiscal 2000 on the Nasdaq SmallCap Market under the symbol SNKI. The following table sets forth for fiscal 2000 and fiscal 1999 the range of high and low sales prices of the Company's Common Stock as reported by the Nasdaq SmallCap Market for the calendar quarters indicated. All share and per share amounts have been restated to reflect the effect of the one-for-three reverse stock split that was effective August 7, 2000.

                                     2000                      1999
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Quarter                       High          Low          High           Low
----------------------------------------------------------------------------
First.............            $4.50        $2.25         $5.43         $3.00
Second............             3.19         1.50          4.89          3.00
Third.............             2.25         1.13          4.02          2.64
Fourth............             1.38          .50          3.39          2.34

                  The Company announced that it received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company expects that its shares will now be traded in the over-the-counter market.

                  At May 31, 2001, there were 2,844 holders of record of the Company's Common Stock.

                  The Company's financing agreement with its lender prohibits the payment of cash dividends on the Company's Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company has not paid any cash dividends on its Common Stock in the last ten years and has no current expectation that cash dividends will be paid in the foreseeable future.

                  The Company did not issue any unregistered securities during the past year.


ITEM 6.           SELECTED FINANCIAL DATA.
                  ------------------------

FINANCIAL HIGHLIGHTS
For each of the Five Years Ended
December 31

(In thousands, except share and per share data)                           2000           1999         1998         1997       1996
------------------------------------------------------------ -------------- -------------- ------------ ------------ ----------
OPERATING DATA:
------------------------------------------------------------ -------------- -------------- ------------ ------------ ----------
Net sales ..................................................   $   140,876    $   154,817   $   144,709   $   131,627   $   126,522
Cost of goods sold .........................................        94,339        100,419        87,130        77,547        74,396
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Gross profit ...............................................        46,537         54,398        57,579        54,080        52,126
Selling and administrative expenses.........................        51,411         49,545        49,810        47,748        48,112
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Restructuring expenses .....................................         2,041
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Income (loss) from operations ..............................        (6,915)         4,853         7,769         6,332         4,014
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Interest expense, net ......................................         2,384          1,790         1,672         1,484         1,855
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Income (loss) before income taxes and minority interest ....        (9,299)         3,063         6,097         4,848         2,159

Provision  for income taxes ................................         3,201            961         2,435             1           860

Minority interest in net loss of consolidated subsidiary ...           505            285          --            --            --
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Net income (loss) ..........................................   $   (11,995)   $     2,387   $     3,662   $     4,847   $     1,299
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Share and per share information:
     Weighted average common shares outstanding ............     5,522,513      5,522,305     5,511,287     5,458,945     5,350,442
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
     Net income (loss) per common share ....................   $     (2.17)   $       .43   $       .66   $       .89   $       .24
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
     Weighted average common shares
          Outstanding assuming dilution ....................     5,522,513      5,561,286     5,581,712     5,477,577     5,350,442
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
     Net income (loss) per share assuming dilution .........   $     (2.17)   $       .43   $       .66   $       .88   $       .24
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Additions to property, plant and equipment .................   $       583    $     1,520   $     1,156   $     1,155   $     1,250

Depreciation and amortization ..............................   $     1,456    $     1,616   $     2,181   $     2,167   $     2,027
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------

Financial Position (In thousands, except per share data)
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------
Current assets .............................................   $    51,936    $    61,271   $    61,733   $    48,840   $    37,905

Current liabilities ........................................        32,430         30,842        32,228        24,485        18,865

Net working capital ........................................        19,506         30,429        29,505        24,355        19,040

Property, plant and equipment, net .........................         3,978          6,046         5,574         6,157         6,760

Total assets ...............................................        62,497         74,940        72,969        59,949        48,787

Long-term obligations ......................................         8,821          9,999         9,563         8,603         8,591

Stockholders' equity .......................................        21,246         33,594        31,178        26,861        21,331

Stockholders' equity per weighted average
          common share assuming dilution ...................   $      3.85    $      6.04   $      5.59   $      4.90   $      3.99
------------------------------------------------------------   -----------    -----------   -----------   -----------   -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                  -----------------------------------------------------------

                                                                                                            PERCENTAGE CHANGES
----------------- -------------- ------------- ----- ------------------------------------------------ ----------------- -----------
            2000           1999          1998                                                                  2000-99     1999-98
----------------- -------------- ------------- ----- ------------------------------------------------ ----------------- -----------
                                                     CONTRIBUTION TO NET SALES
        $ 95,769       $ 98,676      $ 91,125        Men's Accessories                                            (3)%         8 %
          39,227         50,070        47,142        Women's Accessories                                         (22)%         6 %
           5,880          6,071         6,442        Other                                                        (3)%        (6)%
----------------- -------------- ------------- ----- ------------------------------------------------ ----------------- -----------
        $140,876       $154,817      $144,709        Total Net Sales                                              (9)%         7 %
----------------- -------------- ------------- ----- ------------------------------------------------ ----------------- -----------
                                                     CONTRIBUTION TO GROSS PROFIT
        $ 30,061      $  32,766      $ 32,755        Men's Accessories                                            (8)%        -- %
          13,292         18,195        21,178        Women's Accessories                                         (27)%       (14)%
           3,184          3,437         3,646        Other                                                        (7)%        (6)%
----------------- -------------- ------------- ----- ------------------------------------------------ ----------------- -----------
        $ 46,537      $  54,398      $ 57,579        Total Gross Profit                                          (14)%        (6)%
----------------- -------------- ------------- ----- ------------------------------------------------ ----------------- -----------

The table indicates the relative contribution to net sales and gross profit for each of the Company's reportable segments (in thousands except for percentage changes). Men's Accessories include belts, wallets and other small leather goods, suspenders, and jewelry. Women's Accessories consist of jewelry products. Other includes sales through the Company's factory outlet stores. The components of Net Sales are gross sales less cash discounts, markdowns and allowances, and customer returns.

2000 VS. 1999

NET SALES
---------

                  Net sales for the year ended December 31, 2000 decreased by $13,941,000 or 9.0% compared to 1999. Net Sales decreased by $2,908,000 or 2.9%
for Men's Accessories and by $10,841,000 or 21.7% for Women's Accessories. The decline in Men's Accessories Net Sales was primarily due to an increase in customer allowances and decreases in men's jewelry, suspenders, and to a lesser extent, private label small leather goods volume, all partially offset by an increase in domestic branded belt sales. The decrease in men's jewelry shipments was primarily due to a reduction in requirements from certain department store customers that reduced their retail jewelry buying plans in 2000 after rolling out new programs in 1999. The increase in belt shipments was mainly attributable to increases in the Company's Geoffrey Beene, John Henry, and Claiborne for Men lines. During the third quarter, the Company, Yves Saint Laurent Fashion AG, and Yves Saint Laurent of America, Inc. ("YSL") agreed to terminate the license agreements for the manufacture and sale of costume jewelry, belts, and small leather goods. The Company commenced shipments of new designer merchandise during the second half of 2000 to replace its YSL business. The Company also introduced an important new private label small leather goods program in 1999 that resulted in increased shipments in that year relative to 2000.

                  The decline in Women's Accessories Net Sales was principally due to lower shipments under certain private label jewelry programs to a major mass merchandising customer and increases in customer allowances to support various merchandise programs at retail. The Company made substantial shipments of this merchandise during the second half of 1999 when several new merchandise programs were expanded. The reduction in Net Sales for Women's Accessories was also due to decreases in certain licensed women's jewelry collections partially offset by an in increase in the Company's DKNY women's jewelry line which the Company began shipping during the third quarter of 1999.

                  Net Sales in 2000 were affected by the returns adjustments set forth below. As described in Note B to the accompanying consolidated financial statements, the Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments were as follows:

  INCREASE (DECREASE) IN NET SALES (IN THOUSANDS)
  ------------------------- ------------- ------------------- ---------------
                                    2000                1999          CHANGE
                                    ----                ----          ------
  ------------------------- ------------- ------------------- ---------------
  Men's Accessories               $1,740              $(488)          $2,228
  Women's Accessories                604                 846           (242)
  ------------------------- ------------- ------------------- ---------------

GROSS PROFIT
------------

                  Gross profit for the year ended December 31, 2000 decreased by $7,861,000 or 14.5% compared to 1999 due primarily to lower Net Sales and higher manufacturing-related costs, offset partially by lower inventory-related costs. Gross profit expressed as a percentage of net sales fell to 33.0% from 35.1% in 1999.

                  Gross profit for Men's Accessories decreased by $2,706,000 or 8.3% in 2000 due mainly to lower Net Sales, higher inventory obsolescence costs associated with the closure of the Company's domestic jewelry manufacturing facility, and losses incurred at Joyas y Cueros, the Company's Costa Rican subsidiary. The Company closed its domestic jewelry manufacturing facility during the second quarter of 2000 in response to ongoing changes in product sourcing strategies. Men's Accessories gross profit as a percentage of net sales declined to 31.4% from 33.2% in 1999 due to the decrease in Net Sales and the increase in inventory-related costs.

                  Gross profit for Women's Accessories declined by $4,902,000 or 26.9% primarily due to the reduction in Net Sales and an increase in unfavorable domestic overhead variances associated with the plant closure discussed above, partially offset by lower inventory-related costs. Gross profit was also unfavorably impacted by higher losses incurred by the Company's Costa Rican subsidiary. The Company wrote-down the value of certain assets including inventory, and machinery and equipment, associated with this facility at December 31, 2000 resulting in a non-recurring charge of $1,218,000. Subsequent to fiscal 2000 year end, the Company determined to cease all jewelry production activity at Joyas y Cueros. Women's Accessories gross profit as a percentage of Net Sales was 33.9% in 2000 compared to 36.3% for the prior year.

                  Gross profit includes the effect of adjustments recorded in the second quarter to reflect the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. The effect of these adjustments on gross profit was as follows:

INCREASE (DECREASE) IN GROSS PROFIT (IN THOUSANDS)
------------------------- ------------------ ---------------- --------------
                                       2000             1999         CHANGE
                                                        ----         ------
------------------------- ------------------ ---------------- --------------
Men's Accessories                      $985           $(305)         $1,290
Women's Accessories                     528              577           (49)
------------------------- ------------------ ---------------- --------------

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

                  Selling and administrative expenses increased by $1,866,000 or 3.8% in 2000 compared to the prior year and, expressed as a percentage of Net Sales, increased to 36.5% compared to 32.0% in 1999 principally due to the decrease in Net Sales. The increase in selling expenses was primarily due to higher advertising and promotional expenditures associated with new retail fixturing programs for women's jewelry and to support certain licensed men's and women's merchandise collections. Administrative expenses decreased due to a gain of $476,000 recorded during the first quarter resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a "demutualization"). During the second quarter of 1999, the Company recorded an additional expense of $550,000 for severance benefits associated with a voluntary workforce reduction program at one of the Company's manufacturing facilities. This expense was largely offset by a gain of $500,000 also recorded during last year's second quarter in connection with the settlement of litigation. Advertising and promotional expenditures as a percentage of Net Sales increased to 4.2% in 2000 from 2.7% in 1999 (see table under "Promotional Expenditures" below).

RESTRUCTURING CHARGE
--------------------

                  On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts and transfer its remaining domestic jewelry production requirements to other vendors. Manufacturing operations at Attleboro have ceased following the substantially completed orderly transition of merchandise requirements to other resources. Management concluded that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company has recorded a restructuring charge of $2,041,000 against income from operations for year ended December 31, 2000, to cover employee severance and other payroll related costs. Additional integration costs of $1,849,000 were incurred during the fourth quarter in connection with raw material and work in process inventory obsolescence.

                  As of December 31, 2000, approximately $1,403,000 had been paid, and $330,000 has been reported as a curtailment loss on post-retirement benefits. The Company expects to pay the remaining $308,000, which has been included in Other current liabilities at December 31, 2000, by July 31, 2001. The restructuring charge was based upon the estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to certain post-retirement benefits. The Company anticipates that the restructuring will generate net pre-tax annualized savings of approximately $3,000,000 to $5,000,000 reflecting enhanced gross profit margins from re-sourcing jewelry products to lower cost suppliers and reduced manufacturing support costs in Attleboro. While the Company currently does not anticipate any further material changes to the restructuring charge, management continues to review the status of its global sourcing and support operations for further efficiencies and cost reduction opportunities.

INTEREST EXPENSE
----------------

                  Net interest expense increased $594,000 or 33.2% for the year ended December 31, 2000 compared to 1999. The increase was primarily due to a 225 basis point increase in the Company's average borrowing costs in 2000 compared to the prior year (see "Interest Charges" and "Liquidity and Capital Resources").

1999 VS. 1998

NET SALES
---------

                  Net sales for the year ended December 31, 1999 increased by $10,108,000 or 7.0% compared to 1998, reflecting the Company's third consecutive year of increased sales. Net Sales increased by $7,551,000 or 8.3% for Men's Accessories and $2,928,000 or 6.2% for Women's Accessories. The improvement in Men's Accessories Net Sales in 1999 was primarily due to increased domestic shipments of private label men's personal leather goods and belts to both new and existing customers and increased sales of certain branded men's merchandise, including the Company's Claiborne for Men line which was introduced during the third quarter of 1998. The Company commenced shipments of a new private label personal leather goods program during the first quarter of 1999 and also increased its shipments of excess and discontinued merchandise during the year compared to 1998. Women's Accessories Net Sales rose in 1999 as the Company substantially increased its shipments of private label women's jewelry in response to improved retail sales and commenced shipments of several new private label programs during the year. The increase in Women's Accessories Net Sales was also due to higher shipments of the Company's Kenneth Cole merchandise first sold to retailers during the fourth quarter of 1998 and the introduction of the Company's new DKNY women's jewelry line which the Company began shipping during the third quarter of 1999.

                  Net Sales in 1999 were also affected by the returns adjustments set forth below. As described in Note B to the accompanying consolidated financial statements, the Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments were as follows:

 INCREASE (DECREASE) IN NET SALES (IN THOUSANDS)
 ------------------------- --------------------- --------------- -------------
                                           1999            1998        CHANGE
 ------------------------- --------------------- --------------- -------------
 Men's Accessories                       $(488)          $1,693      $(2,181)
 Women's Accessories                        846             848           (2)
 ------------------------- --------------------- --------------- -------------

GROSS PROFIT
------------

                  Gross profit for the year ended December 31, 1999 decreased by $3,181,000 or 5.5% compared to 1998 due primarily to higher inventory and manufacturing related costs, partially offset by increased Net Sales. Gross profit expressed as a percentage of net sales fell to 35.1% from 39.8% in 1998.

                  Gross profit for Men's Accessories increased by $11,000 in 1999 due mainly to unfavorable capacity variances associated with a decrease in domestic production levels in response to inventory requirements for manufactured men's belts, offset by an increase in gross margin from higher sales. Men's Accessories gross profit as a percentage of Net Sales declined to 33.2% from 35.9% in 1998 due to increased domestic production-related costs, higher inventory control expenses related to the disposition of excess and out of line merchandise, and increased product costs resulting from a less favorable sales mix.

                  Gross profit for Women's Accessories declined by $2,983,000 or 14.1% due to increases in certain inventory-related costs associated with increased sales of out of line merchandise and unfavorable domestic manufacturing variances, partially offset by an increase in Net Sales. The Company reduced production at its domestic jewelry manufacturing facility in 1999 in response to ongoing changes in product sourcing strategies. Gross profit was also unfavorably impacted by start-up losses associated with the acquisition of Joyas y Cueros de Costa Rica, S.A. during the first half of the year. Women's Accessories gross profit as a percentage of Net Sales was 36.3% in 1999 compared to 44.9% for the prior year.

                  Gross profit includes the effect of adjustments recorded in the second quarter to reflect the variance between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. The effect of these adjustments on gross profit was as follows:

 INCREASE (DECREASE) IN GROSS PROFIT (IN THOUSANDS)
 --------------------------- -------------------- --------------- -------------
                                            1999            1998        CHANGE
 --------------------------- -------------------- --------------- -------------
 Men's Accessories                        $(305)          $1,155      $(1,460)
 Women's Accessories                         577             633          (56)
 --------------------------- -------------------- --------------- -------------

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

                  Selling and administrative expenses decreased by $265,000 or less than 1% in 1999 compared to the prior year and, expressed as a percentage of Net Sales, fell to 32.0% compared to 34.4% in 1998 principally due to the increase in Net Sales. The decrease in selling expenses was primarily due to reductions in employee incentive compensation, a gain on the curtailment of the 1987 deferred compensation plan as described in Note G to the accompanying consolidated financial statements, and certain other fringe benefit costs offset by higher variable selling costs associated with increased sales volume and increased advertising and promotional expenditures to support both new and existing Women's jewelry retail merchandise programs. Expenses recorded primarily in the second quarter for severance costs associated with a voluntary workforce reduction program were largely offset by a gain of $500,000 also recorded during the second quarter in connection with the settlement of litigation. Advertising and promotional expenditures as a percentage of Net Sales decreased to 2.5% in 1999 from 2.6% in 1998 (see table under "Promotional Expenditures" below).

INTEREST EXPENSE
----------------

                  Net interest expense increased $118,000 or 7.1% for the year ended December 31, 1999 compared to 1998. The effect on interest expense of higher borrowing levels in 1999 was partially offset by lower average interest rates. Although domestic short term interest rates generally rose in 1999, the Company's weighted average interest rate fell by 119 basis points compared to last year generally reflecting more favorable borrowing terms (see "Interest Charges" and "Liquidity and Capital Resources").

PROVISION FOR INCOME TAXES
--------------------------

                  The Company recorded an income tax provision in 2000 at a combined federal and state effective tax rate of 34.4%. The effective tax rate in 2000 was primarily impacted by the recording of a $5,208,000 valuation allowance on the deferred tax asset. (See Note E to the accompanying consolidated financial statements for further discussion). The effective tax rate was also effected by differences associated with nontaxable life insurance benefits, the operating loss incurred by Joyas y Cueros and other items. The Company recorded an income tax provision in 1999 at a combined federal and state effective tax rate of 31.4%. The effective rate in 1999 reflects the effects of certain tax rate differences associated with nontaxable life insurance benefits, the operating loss incurred by Joyas y Cueros, resolution of a prior year charitable contributions carryback adjustment, and other items. The Company's effective tax rate in 1998 was 39.9% which approximated the combined federal and state statutory rate.

NET INCOME PER SHARE
--------------------

         Net income per share includes shares held by the Company's employee stock ownership plan and deemed to be allocated to participants. Net income per share assuming full dilution includes the effects of options.

PROMOTIONAL EXPENDITURES
------------------------

                  The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity required by its licensors. These expenses increased by $1,874,000 in 2000 due primarily to additional cooperative and national advertising costs and increased in-store fixturing expenditures related to certain of the Company's branded merchandise collections. Advertising and promotional expenditures increased by $106,000 in 1999 primarily due to the increase in Net Sales. The following table summarizes the various promotional expenses incurred by the Company:

---------------------------------- -------------- ------------ -------------
                                            2000         1999          1998
                                            ----         ----          ----

---------------------------------- -------------- ------------ -------------
Cooperative advertising                   $1,545         $910        $1,355
Displays                                   1,390        1,314         1,227
National advertising and other             2,779        1,620         1,156
                                           -----        -----         -----
Total                                     $5,714       $3,844        $3,738
                                          ------       ------        ------
Percentage of net sales                     4.1%         2.5%          2.6%
                                            ----         ----          ----
---------------------------------- -------------- ------------ -------------

INTEREST CHARGES
----------------

                  Average monthly borrowings and weighted average borrowing interest rates under the Company's revolving credit facility were, respectively $23,142,000 and 9.94% in 2000; $22,995,000 and 7.69% in 1999, and $16,572,000
and 8.88% in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2000 which the Company was able to fund from bank financing currently in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

                  In July 1998, the Company signed a new five year $30 million revolving credit agreement (the "1998 Revolving Credit Agreement") with PNC Bank, National Association (the "Bank"). The 1998 Revolving Credit Agreement replaced the Company's prior $25 million credit facility and is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. In addition, the 1998 Revolving Credit Agreement prohibits the Company from payment of dividends, and imposes limits on capital expenditures and additional indebtedness for borrowed money.

                  The Company entered into a Fifth Amendment of the 1998 Revolving Credit Agreement (the "Fifth Amendment"). The Fifth Amendment modified the 1998 Revolving Credit Agreement by, among other things, deleting the requirement to maintain a Fixed Charge Coverage Ratio; revising the minimum Net Tangible Worth covenants for March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001; reducing the permitted seasonal collateral overadvance from $3 million to $1.5 million; setting the interest rate on borrowings equal to the Bank's prime rate plus 1.50% and eliminating the Eurodollar borrowing option; and setting the termination date of the 1998 Revolving Credit Agreement at June 25, 2002. In addition, the Bank has established a reserve against the Company's women's jewelry inventory, as permitted by the 1998 Revolving Credit Agreement, as amended, that decreased availability by approximately $3 million. The Company does not believe that the imposition of such reserves will have a material affect on its liquidity.

                  A substantial percentage of the Company's sales and earnings occur in the months of September, October, and November during which the Company makes significant shipments of its products to retailers for the holiday season. As a result, the Company builds inventory during the first three quarters of the year to meet the seasonal demand and accounts receivable peak in the fourth quarter. In 2000 and in 1999, the Company requested and obtained a temporary increase in the 1998 Revolving Credit Agreement to $33 million for the period October 18, 2000 through December 31, 2000 and for the period August 1, 1999 through November 30, 1999, respectively, in anticipation of peak seasonal working capital needs.

                  At December 31, 2000, the Company was not in compliance with the Bank's Fixed Charge Coverage and Tangible Net Worth ratios as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended December 31, 2000. The Company was not in compliance with the Tangible Net Worth ratio for the quarter ended March 31, 2001. The Company entered into a Sixth Amendment of the 1998 Revolving Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Revolving Credit Agreement by, among other things, revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

                  The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; reviewing the status of its various operating divisions; and, instituting process improvements to improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 (see Note C of the accompanying consolidated financial statements) and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001 (see Note O of the accompanying consolidated financial statements); the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. As a result of the above actions, inventory levels were lower by $4,503,000 at December 31, 2000, compared with the prior year. In April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service for federal income taxes paid in prior years. In addition, during the second quarter, the Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years. The net proceeds of the sale were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.

                  Although no assurances can be given, the Company believes that execution of the above initiatives and attaining adequate sales revenue will provide sufficient liquidity for the Company to continue to operate as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern in its present form.

                  The Company announced that it received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company expects that its shares will now be traded in the over-the-counter market. The Company historically has not relied on the public equity markets for external funding and does not anticipate any adverse financial consequences resulting from Nasdaq's action.

                  CASH FLOWS. Cash used in operations totaled $3,250,000 in 2000 compared to cash provided by operations of $1,621,000 in 1999. Cash used in operations in 2000 was due principally to the net loss. Cash provided by operations in 1999, was primarily from a reduction in consolidated inventory levels of $4,791,000, net of an increase of $397,000 due to the inclusion of the accounts of Joyas y Cueros. Working capital decreased $10,923,000 in 2000 due to decreases in accounts receivable, inventory, deferred taxes and an increase in short-term borrowings, partially offset by increased taxes recoverable and a net decrease in all other current liabilities. Working capital increased by $924,000 in 1999. Cash used in investing activities for capital expenditures was $583,000 and $1,520,000 in 2000 and 1999, respectively, and $788,000 and $707,000, respectively, was used for life insurance premiums principally to fund deferred compensation. Financing activities provided $3,844,000 and $1,092,000 in 2000 and 1999, respectively, primarily from increases in net borrowings under the Company's revolving credit facility, partially offset by repayments of long-term debt in 2000 and 1999, and by advances to retirement plan in 2000.


CAPITAL EXPENDITURES
--------------------

                  The Company expects that cash from operations and availability under the 1998 Revolving Credit Agreement will be sufficient to fund its ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies. The Company also expects to continue to make enhancements and upgrades to its information and telecommunications systems.

FORWARD LOOKING STATEMENTS
--------------------------

                  Certain of the preceding paragraphs contain "forward looking statements" which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers should note that these statements may be impacted by, and the Company's actual performance may vary as a result of, a number of factors including general economic and business conditions, continuing sales patterns, pricing, competition, consumer preferences, and other factors.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company has adopted SAB No. 101 in the fourth quarter of 2000. The adoption of SAB 101 has resulted in the re-classification of certain in-store customer allowances from selling and administrative expenses to Net Sales. Net sales, gross profit, and selling & administrative expenses shown in the Company's Consolidated Statement of Operations have been restated to conform with the requirements of SAB 101. The effect of SAB 101 on the Company's financial statements was to reduce both Net Sales and Selling and Administrative expenses by $9,841,000, $8,002,000, and $7,061,000 for 2000, 1999, and 1998
respectively. These reclassifications had no effect on consolidated net income.

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 30, 1999. However, Statement of Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133" was issued in July 1999 and delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS 133 will have no material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

                  The Company sells products primarily to major retailers within the United States. The Company's two largest customers accounted for 21% and 14% of consolidated trade receivables (gross of allowances) in 2000 and 16% and 15% in 1999. The Company's third largest customer accounted for 10% of consolidated trade receivables in 2000.

                  The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's amended revolving credit facility is the prime rate plus 1.5%) may, especially during peak borrowing periods, have a negative impact on short-term results.

                  The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products. The Company routinely makes substantial purchases of leather hides during the year for use in the manufacture of men's belts. The Company also purchases men's personal leather items from a third-party supplier. An unanticipated material increase in the market price of leather could increase the cost of these products to the Company and therefore have a negative effect on the Company's results. To minimize this risk, the Company has developed certain manufacturing techniques and processes designed to maximize leather yields and incorporate lesser cost materials.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  --------------------------------------------

SWANK, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31
(Dollars in thousands)
ASSETS                                                                                                2000        1999
------------------------------------------------------------------------------------------------   --------    --------
Current:
 Cash and cash equivalents .....................................................................   $    999    $  1,258
 Accounts receivable, less allowances of $8,989 and $10,176 ....................................     14,386      16,328
 Inventories, net:
   Raw materials ...............................................................................      6,347       7,666
   Work in process .............................................................................      3,616       5,924
   Finished goods ..............................................................................     21,927      22,803
------------------------------------------------------------------------------------------------   --------    --------
                                                                                                     31,890      36,393
 Deferred income taxes .........................................................................      1,450       5,963
 Prepaid and other .............................................................................      3,211       1,329
------------------------------------------------------------------------------------------------   --------    --------
   Total current assets ........................................................................     51,936      61,271
------------------------------------------------------------------------------------------------   --------    --------
Property, plant and equipment, at cost:
  Land and buildings ...........................................................................      7,775       7,717
  Machinery, equipment and software ............................................................     11,427      18,340
  Improvements to leased premises ..............................................................      1,049       1,049
  Capital leases ...............................................................................      1,471       1,471
------------------------------------------------------------------------------------------------   --------    --------
                                                                                                     21,722      28,577
  Less accumulated depreciation and amortization ...............................................     17,744      22,531
------------------------------------------------------------------------------------------------   --------    --------
     Net property, plant and equipment .........................................................      3,978       6,046
------------------------------------------------------------------------------------------------   --------    --------
Other assets ...................................................................................      6,583       7,623
------------------------------------------------------------------------------------------------   --------    --------
TOTAL ASSETS ...................................................................................   $ 62,497    $ 74,940
------------------------------------------------------------------------------------------------   --------    --------
LIABILITIES
------------------------------------------------------------------------------------------------   --------    --------
Current:
  Notes payable to banks .......................................................................   $ 21,104    $ 16,762
  Current portion of long-term debt ............................................................        154         181
  Accounts payable .............................................................................      3,120       4,162
  Accrued employee compensation ................................................................      3,367       3,296
  Accrued royalties payable ....................................................................      1,895       1,896
  Income taxes payable .........................................................................       --         1,701
  Other liabilities ............................................................................      2,790       2,844
------------------------------------------------------------------------------------------------   --------    --------
     Total current liabilities .................................................................     32,430      30,842
------------------------------------------------------------------------------------------------   --------    --------
Long-term obligations ..........................................................................      8,821       9,999

Minority Interest in consolidated subsidiary ...................................................       --           505
COMMITMENTS AND CONTINGENCIES (NOTE J)
------------------------------------------------------------------------------------------------   --------    --------
STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------   --------    --------
Preferred stock, par value $1.00:
  Authorized 1,000,000 shares
Common stock, par value $.10:
  Authorized 43,000,000 shares:
    issued 5,633,712 and 5,633,712 shares ......................................................        563         563
Capital in excess of par value .................................................................      1,440       1,580
Retained earnings ..............................................................................     19,677      31,672
Accumulated other comprehensive income .........................................................         88          15
------------------------------------------------------------------------------------------------   --------    --------
                                                                                                     21,768      33,830
         Treasury stock at cost, 111,222 and 111,173 shares ....................................       (236)       (236)
         Deferred employee benefits ............................................................       (286)       --
Total stockholders' equity .....................................................................     21,246      33,594
------------------------------------------------------------------------------------------------   --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................................   $ 62,497    $ 74,940
------------------------------------------------------------------------------------------------   --------    --------

The accompanying notes are an integral part of the consolidated financial statements


SWANK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For Each of the Three Years Ended
December 31
(In thousands, except share and per share data)                                     2000           1999           1998
-----------------------------------------------------------------------------   -----------    -----------   -----------
Net sales ...................................................................   $   140,876    $   154,817   $   144,709
Cost of goods sold ..........................................................        94,339        100,419        87,130
-----------------------------------------------------------------------------   -----------    -----------   -----------
Gross profit ................................................................        46,537         54,398        57,579
Selling and administrative expenses .........................................        51,411         49,545        49,810
-----------------------------------------------------------------------------   -----------    -----------   -----------
Restructuring expenses ......................................................         2,041           --            --
-----------------------------------------------------------------------------   -----------    -----------   -----------
Income (loss) from operations ...............................................        (6,915)         4,853         7,769
-----------------------------------------------------------------------------   -----------    -----------   -----------
Interest expense, net .......................................................         2,384          1,790         1,672
-----------------------------------------------------------------------------   -----------    -----------   -----------
Income (loss) before income taxes and minority interest .....................        (9,299)         3,063         6,097
Provision for income taxes ..................................................         3,201            961         2,435
-----------------------------------------------------------------------------   -----------    -----------   -----------
Minority interest in net loss of consolidated subsidiary ....................           505            285          --
-----------------------------------------------------------------------------   -----------    -----------   -----------
Net income (loss) ...........................................................   $   (11,995)   $     2,387   $     3,662
-----------------------------------------------------------------------------   -----------    -----------   -----------

-----------------------------------------------------------------------------   -----------    -----------   -----------
Net income (loss) per common share ..........................................   $     (2.17)   $       .43   $       .66
-----------------------------------------------------------------------------   -----------    -----------   -----------
Net income (loss) per common share assuming dilution ........................   $     (2.17)   $       .43   $       .66
-----------------------------------------------------------------------------   -----------    -----------   -----------
Weighted average common shares outstanding ..................................     5,522,513      5,522,305     5,511,287
-----------------------------------------------------------------------------   -----------    -----------   -----------
Weighted average common shares outstanding assuming dilution ................     5,522,513      5,561,286     5,581,712

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           DEFERRED EMPLOYEE
For Each of the Three Years                                                                    BENEFITS            TREASURY STOCK
Ended December 31,                    COMMON   CAPITAL IN       ACCUM OTHER                    --------            --------------
2000, 1999 and 1998                STOCK, PAR   EXCESS OF     COMPREHENSIVE    RETAINED      NUMBER                 NUMBER
(Dollars in thousands)             VALUE $.10  PAR  VALUE            INCOME    EARNINGS   OF SHARES     AMOUNT   OF SHARES    AMOUNT
---------------------------------------------- ----------- ----------------- ----------- ----------- ---------- ----------- --------
Balance, December 31, 1997             $1,684        $570            $0        $25,623     514,437     $(307)     333,519     $(709)
Exercise of stock options                   5          40
Allocation to plan participants                       163                                (514,437)        307
Equity incentive compensation                         140
Net income                                                                       3,662
---------------------------------------------- ----------- ------------- -------------- ----------- ---------- ----------- ---------
Balance, December 31, 1998              1,689         913             0         29,285           0          0     333,519      (709)
Exercise of stock options                   1          13
Currency translation adjustment                                      15
Net income                                                                       2,387
---------------------------------------------- ----------- ------------- -------------- ----------- ---------- ----------- ---------
BALANCE, DECEMBER 31, 1999              1,690         926            15         31,672           0          0     333,519      (709)
---------------------------------------------- ----------- ------------- -------------- ----------- ---------- ----------- ---------
ONE-FOR-THREE REVERSE STOCK SPLIT     (1,127)         654                                                       (222,346)        473
ADVANCE TO RETIREMENT PLAN                                                                 180,658      (286)
EQUITY INCENTIVE COMPENSATION                       (140)
STOCK REPURCHASED                                                                                                      49
CURRENCY TRANSLATION ADJUSTMENT                                      73
NET (LOSS)                                                                  ( (11,995)
---------------------------------------------- ----------- ------------- -------------- ----------- ---------- ----------- ---------
BALANCE, DECEMBER 31, 2000               $563      $1,440           $88        $19,677     180,658     $(286)     111,222     $(236)
---------------------------------------------- ----------- ------------- -------------- ----------- ---------- ----------- ---------

The accompanying notes are an integral part of the consolidated financial statements



SWANK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
For Each of the Three Years Ended December 31                                                2000        1999        1998
----------------------------------------------------------------------------------------   --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) ......................................................................   $(11,995)   $  2,387    $  3,662
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations:
     (Recoveries) provision for bad debts ..............................................        (60)        304        (171)
     Minority interest in net loss of consolidated subsidiary ..........................       (505)       (284)       --
     Depreciation and amortization .....................................................      1,456       1,616       2,181
     Loss on sale of equipment and investments .........................................        551          13          10
     (Increase) decrease in deferred income taxes ......................................      4,513      (1,894)       (827)
     Compensation adjustment to capital in excess of par ...............................       (140)       --           140
     (Increase) decrease in cash surrender value of life insurance .....................        997      (1,915)       (793)
     (Loss) on disposition of barter credits ...........................................        267        --          --
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ........................................      2,002      (2,014)     (2,761)
     (Increase) decrease in inventories ................................................      4,237       5,188     (10,217)
     Decrease in prepaid and other .....................................................      1,047         248       1,038
     (Increase) in income taxes recoverable ............................................     (1,941)       --          --
     Increase (decrease) in accounts payable,
      accrued and other liabilities ....................................................       (981)     (2,579)      1,429
     Increase (decrease) in income taxes payable .......................................     (1,701)       (187)      1,635
     Increase (decrease) in long-term obligations ......................................       (997)        738       1,200
----------------------------------------------------------------------------------------   --------    --------    --------
       Net cash provided by (used in) operations .......................................     (3,250)      1,621      (3,474)
----------------------------------------------------------------------------------------   --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures .................................................................       (583)     (1,520)     (1,156)
  Proceeds from sale of equipment ......................................................        445        --             7
  Premiums on life insurance ...........................................................       (788)       (707)       (975)
  Proceeds from sale of investments ....................................................       --          --           420
----------------------------------------------------------------------------------------   --------    --------    --------
      Net cash (used in) investing activities ..........................................       (926)     (2,227)     (1,704)
----------------------------------------------------------------------------------------   --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements .........................................     71,221      70,733      86,545
  Payments of revolving credit obligations .............................................    (66,879)    (69,292)    (78,741)
  Debt issuance costs ..................................................................       --          --          (253)
  Principal payments on long-term debt .................................................       (209)       (363)     (2,896)
  Proceeds from exercise of employees' stock options ...................................       --            14          45
  Advance to retirement plan ...........................................................       (289)       --          --
----------------------------------------------------------------------------------------   --------    --------    --------
      Net cash provided by financing activities ........................................      3,844       1,092       4,700
----------------------------------------------------------------------------------------   --------    --------    --------
Currency translation adjustment ........................................................         73          15
----------------------------------------------------------------------------------------   --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...................................       (259)        501        (478)
Cash and cash equivalents at beginning of year .........................................      1,258         757       1,235
----------------------------------------------------------------------------------------   --------    --------    --------
Cash and cash equivalents at end of year ...............................................   $    999    $  1,258    $    757
----------------------------------------------------------------------------------------   --------    --------    --------
  Cash paid during the year for:
     Interest ..........................................................................   $  2,392    $  1,806    $  1,587
     Income taxes ......................................................................   $  2,501    $  3,400    $  1,626
  Noncash transactions:
     Allocation of shares to ESOP participants .........................................       --          --      $    470
     Minority interest in acquisition of subsidiary ....................................       --      $    789        --
----------------------------------------------------------------------------------------   --------    --------    --------
The accompanying notes are an integral part of the consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  THE COMPANY

                  The Company is engaged in the manufacture, sale and distribution of men's belts, leather accessories, suspenders and jewelry and women's jewelry. Its products are sold both domestically and internationally, principally through department stores, and also through specialty stores and mass merchandisers. The Company operates a number of factory outlet stores primarily to distribute excess and out of line merchandise. See Note L.

                  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2000 which the Company was able to fund from bank financing currently in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

                  At December 31, 2000, the Company was not in compliance with the Bank's Fixed Charge Coverage and Tangible Net Worth ratios as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended December 31, 2000. The Company was not in compliance with the Tangible Net Worth ratio for the quarter ended March 31, 2001. The Company entered into a Sixth Amendment of the 1998 Revolving Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Revolving Credit Agreement by, among other things, revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

                  The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; reviewing the status of its various operating divisions; and, instituting process improvements to improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 (see Note C of the accompanying consolidated financial statements) and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001 (see Note O of the accompanying consolidated financial statements); the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. As a result of the above actions, inventory levels were lower by $4,503,000 at December 31, 2000, compared with the prior year. In April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service for federal income taxes paid in prior years. In addition, during the second quarter, the Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years. The net proceeds of the sale were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.

                  Although no assurances can be given, the Company believes that execution of the above initiatives and attaining adequate sales revenue will provide sufficient liquidity for the Company to continue to operate as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern in its present form.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of Swank, Inc., its majority-owned Costa Rican subsidiary, and a wholly-owned foreign sales corporation. All intercompany amounts have been eliminated. Dollar amounts are in thousands except for per share data.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

                  Net sales are comprised of gross sales less sales allowances, including cash discounts, in-store customer allowances, and customer returns. Net sales are recorded upon shipment.

CASH EQUIVALENTS

                  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

ALLOWANCES FOR ACCOUNTS RECEIVABLE

                  The Company's allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts, in-store markdowns and cooperative advertising are reflected in selling and administrative expenses. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential bad debt losses. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of the Company's share of certain promotions by its retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2000, 1999 and 1998 were $(60), $304, and $(171), respectively.

MARKET RISK

                  The Company sells products primarily to major retailers within the United States. The Company's two largest customers accounted for 21% and 14% of consolidated trade receivables (gross of allowances) in 2000 and 16% and 15% in 1999. The Company's third largest customer accounted for 10% of consolidated trade receivables in 2000.

                  The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's amended revolving credit facility is the prime rate plus 1.5%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products. The Company routinely makes substantial purchases of leather hides during the year for use in the manufacture of men's belts. The Company also purchases men's personal leather items from a third-party supplier. An unanticipated material increase in the market price of leather could increase the cost of these products to the Company and therefore have a negative effect on the Company's results. To minimize this risk, the Company has developed certain manufacturing techniques and processes designed to maximize leather yields and incorporate lesser cost materials.

INVENTORIES

                  Inventories are stated at the lower of cost (principally average cost which approximates FIFO) or market. The Company's inventory is fashion oriented and, as a result, is subject to risk of rapid obsolescence. Management believes that inventory has been adequately marked down, where appropriate, and that the Company has adequate channels to dispose of excess and obsolete inventory.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. The Company provides for depreciation of plant and equipment by charges against income which are sufficient to write off the cost of the assets on a straight-line or double declining-balance basis over estimated useful lives of 10-45 years for buildings and improvements and 3-12 years for machinery, equipment and software. Improvements to leased premises are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

                  Effective January 1, 1999 the Company adopted the provisions of Statement of Position 98-1 ("SOP 98-1"), "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" which establishes criteria for capitalizing internal and external costs associated with software development. SOP 98-1 requires that the new accounting treatment be applied prospectively from the date of adoption. In 1999, the Company capitalized software development costs pursuant to SOP 98-1 which had the effect of increasing income before taxes by $250 and net income by $172. Exclusive of the effects of this change, net income per share and net income per share assuming dilution would have been $.13 and $.13, respectively.

                  The Company has capitalized lease obligations for computer hardware and software equal to the lesser of the present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. The cost of the leased assets is amortized on a straight line basis over the lesser of the term of the lease obligation or the life of the asset, generally 3 to 5 years.

                  Expenditures for maintenance and repairs and minor renewals are charged to expense; betterments and major renewals are capitalized. Upon disposition, cost and related accumulated depreciation are removed from the accounts with any related gain or loss reflected in results of operations.

                  Periodically, management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating income resulting from intangible assets with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and prospects, in addition to other economic factors. As a result of such cash flow analysis, the Company wrote-down the value of certain machinery & equipment at its Costa Rica facility. The Company recognized an expense of $502,000 which was included in selling and administrative expenses as of December 31, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying value of notes payable to banks approximates fair value because these financial instruments have variable interest rates.

ADVERTISING COSTS

                  The Company charges advertising costs to expense as they are incurred including estimates for cooperative advertising costs.

ENVIRONMENTAL COSTS

                  Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or the Company's commitment to a formal plan of action or other appropriate benchmark.

INCOME TAXES

                  The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized. A valuation allowance is recorded to reflect the estimated realization of the deferred tax asset.

STOCK-BASED COMPENSATION

                  The Company measures the cost of stock-based compensation associated with the stock option plans described in Note H using the "intrinsic value" method. Under this method, the increment of fair value, if any, at the date of grant over the exercise price is charged to expense over the period that the employee provides the associated services. The Company discloses the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", which include information with respect to stock-based compensation determined under the "fair value" method. The Company uses the Black-Scholes formula to determine the fair value of options on the grant date for purposes of this disclosure.

NET INCOME (LOSS) PER SHARE

                  Net income (loss) per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by the Company's employee stock ownership plan and deemed to be allocated to participants. Net income (loss) per share assuming full dilution includes the effects of options. All share and per share amounts have been restated to reflect the effects of the one-for-three reverse stock split that was effective August 7, 2000 (See Note
N).

COMPREHENSIVE INCOME

                  Reporting comprehensive income requires that certain items recognized under generally accepted accounting standards as separate components of stockholders' equity be reported as comprehensive income in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income of $73 in 2000 and $15 in 1999 arose from gains resulting from the effects of foreign currency translation.

SEGMENTS AND RELATED INFORMATION

                  The Company has two reportable segments, men's accessories and women's accessories. See Note L.

C.        RESTRUCTURING CHARGE

                  On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros de Costa Rica, S.A. and certain third-party vendors. Manufacturing operations at Attleboro have ceased following the substantially completed orderly transition of merchandise requirements to other resources. Management concluded that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company has recorded a restructuring charge of $2,041,000 against income from operations for year ended December 31, 2000; to cover employee severance and other payroll related costs. Additional integration costs of $1,849,000 were incurred during the fourth quarter in connection with raw material and work in process inventory obsolescence and are included in cost of goods sold.

                  As of December 31, 2000, approximately $1,403,000 had been paid, and $330,000 has been reported as a curtailment loss on post-retirement benefits. The Company expects to pay the remaining $308,000, which has been included in Other current liabilities at December 31, 2000, by July 31, 2001. The restructuring charge was based upon the estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to certain post-retirement benefits. While the Company currently does not anticipate any further material changes to the restructuring charge, management continues to review the status of its global sourcing and support operations for further efficiencies and cost reduction opportunities.

D.  SHORT-TERM BORROWINGS
     ------------------------------------------------------------------ ------------------ ----------------- -----------------
                                                                                     2000              1999              1998
     ------------------------------------------------------------------ ------------------ ----------------- -----------------
     At December 31:
       Total lines                                                                $30,000           $30,000           $30,000
       Weighted average interest rate                                              10.75%             8.50%             7.75%
     For the year:
       Monthly average borrowing outstanding                                       23,142            22,995            16,572
       Maximum borrowing outstanding at any month end                              29,405            29,974            25,460
       Monthly interest rate  (weighted average)                                    9.94%             7.69%             8.88%
     Balance at December 31                                                        21,104            16,762            15,321
     ------------------------------------------------------------------ ------------------ ----------------- -----------------

                  The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under the Company's revolving credit facility for seasonal working capital needs. In October 2000, the Company negotiated with its lender a temporary increase in its $30 million revolving credit facility to $33 million for the period October 18, 2000 through December 31, 2000 to accommodate seasonal working capital requirements.

                  In July 1998, the Company signed a new five year $30 million revolving credit agreement (the "1998 Revolving Credit Agreement") with PNC Bank, National Association (the "Bank"). The 1998 Revolving Credit Agreement replaced the Company's prior $25 million credit facility and is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. The 1998 Revolving Credit Agreement was amended on April 27, 2001 (See Note O). The terms of the 1998 Revolving Credit Agreement as amended permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate equal to the Bank's prime rate plus 1.50%. The 1998 Revolving Credit Agreement requires a facility fee of 3/8% per annum on the unused portion of the revolving credit facility. Under the 1998 Revolving Credit Agreement, the Company must maintain a Fixed Charge Coverage and Tangible Net Worth ratios, on a quarterly basis, and minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBIDTA") at December 31, 2000. In addition, the 1998 Revolving Credit Agreement prohibits the Company from payment of dividends, and imposes limits on capital expenditures and additional indebtedness for borrowed money. In 2000 and in 1999, the Company requested and obtained a temporary increase in the 1998 Revolving Credit Agreement to $33 million for the period October 18, 2000 through December 31, 2000 and for the period August 1, 1999 through November 30, 1999, respectively, in anticipation of peak seasonal working capital needs.

                  At December 31, 2000, the Company was not in compliance with the Bank's Fixed Charge Coverage and Tangible Net Worth ratios as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended December 31, 2000. The Company was not in compliance with the Tangible Net Worth ratio for the quarter ended March 31, 2001. The Company entered into a Sixth Amendment of the 1998 Revolving Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Revolving Credit Agreement by, among other things, revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

                  In May, 1996, the Company obtained revolving credit financing from IBJ Schroder Bank & Trust Company, as agent for up to $25 million with a sublimit of $3 million in letters of credit (the "1996 Revolving Credit Agreement"). The proceeds of the 1996 Revolving Credit Agreement were used, in part, to repay all but $4,000 of the outstanding balance under the then existing revolving loan agreement with other banks and under which the Company was then in default. In connection with the May 1996 refinancing, other banks amended and restated an existing agreement to provide the Company with a $4 million term loan (the "Term Loan") in lieu of a like amount of revolving credit debt then outstanding under the existing agreement. The Term Loan was payable in $200 quarterly increments beginning in June 1997 with the final balance due in May 1999, if not prepaid earlier pursuant to annual prepayments based on excess cash flow, as defined. The Company prepaid the remaining Term Loan balance in April 1998 and, as a result of the prepayment and the refinancing of the 1996 Revolving Credit Agreement, recorded an after-tax gain of approximately $38 in the second quarter of 1998 and an after-tax loss of approximately $111 in the third quarter of 1998, respectively.

E.  INCOME TAXES

PROVISION (BENEFIT) FOR INCOME TAXES:
--------------------------------------------------------   -------     -------     -------
                                                             2000        1999        1998
--------------------------------------------------------   -------     -------     -------
Currently payable (recoverable):
  Federal ..............................................   $(2,257)    $ 2,199     $ 2,560
  State ................................................      --           638         690
  Foreign sales corporation ............................         6          18          12
                                                           -------     -------     -------
                                                            (2,251)      2,855       3,262
Deferred:
  Federal ..............................................     4,073      (1,630)       (719)
  State ................................................     1,379        (264)       (108)
                                                           -------     -------     -------
                                                             5,452      (1,894)       (827)
--------------------------------------------------------   -------     -------     -------
 Total provision .......................................   $ 3,201     $   961     $ 2,435
--------------------------------------------------------   -------     -------     -------
DEFERRED TAX PROVISION (BENEFIT):
--------------------------------------------------------   -------     -------     -------
                                                              2000        1999        1998
--------------------------------------------------------   -------     -------     -------
Accounts receivable reserves ...........................   $   304     $  (631)    $   148
Deferred compensation ..................................       581        (429)       (638)
Inventory capitalization ...............................       226         421        (197)
Postretirement benefits ................................      (248)        (77)       (122)
Inventory reserves .....................................       197        (397)        157
Workman's compensation .................................        38          76          66
Termination costs ......................................       115        (116)        114
Capital leases .........................................      --          --            74
Borrowing costs ........................................      --          --           178
Corporate owned life insurance .........................    (1,097)     (1,098)       (373)
Depreciation ...........................................      (164)       (101)       (120)
AMT credit carryforwards ...............................      --            38
Other items ............................................       292         458        (152)
Valuation allowance ....................................     5,208        --          --
--------------------------------------------------------   -------     -------     -------
                                                           $ 5,452     $(1,894)    $  (827)
--------------------------------------------------------   -------     -------     -------
EFFECTIVE INCOME TAX RATE:
--------------------------------------------------------   -------     -------     -------
                                                              2000        1999        1998
--------------------------------------------------------   -------     -------     -------
Statutory federal income tax rate ......................     (34.0)%      34.0%       34.0%
State income taxes, net of federal tax benefit .........        .4         5.1         5.5
Life insurance .........................................       3.9       (11.7)       (1.5)
Valuation allowance ....................................      56.0        --          --
Foreign tax rate differentials .........................       7.3         9.0        --
Resolution of federal tax carryback ....................      --          (9.6)       --
Other items, net .......................................        .8         4.6         1.9
--------------------------------------------------------   -------     -------     -------
                                                              34.4%       31.4%       39.9%
--------------------------------------------------------   -------     -------     -------
COMPONENTS OF THE NET DEFERRED TAX ASSET AT DECEMBER 31:
--------------------------------------------------------   -------     -------     -------
                                                              2000        1999        1998
--------------------------------------------------------   -------     -------     -------
Deferred tax assets
  Accounts receivable reserves .........................   $ 1,736     $ 2,040     $ 1,410
  Deferred compensation ................................     2,250       2,831       2,402
  Inventory capitalization .............................     1,171         823       1,244
  Postretirement benefits ..............................     1,115         867         790
  State NOL carryforwards ..............................       365        --          --
  Environmental costs ..................................       659         662         662
  Inventory reserves ...................................       395         592         195
  Workman's compensation ...............................        19          57         133
  Termination costs ....................................       188         303         187
  Capital leases .......................................      --          --            87
  Other ................................................        19         308         678
                                                           -------     -------     -------
  Gross deferred asset .................................     7,917       8,483       7,788
Deferred tax liabilities
  Depreciation .........................................      (162)       (326)       (427)
  Corporate owned life insurance .......................    (1,097)     (2,194)     (3,292)
   Valuation allowance .................................    (5,208)       --          --
--------------------------------------------------------   -------     -------     -------
Net deferred tax asset .................................   $ 1,450     $ 5,963     $ 4,069
--------------------------------------------------------   -------     -------     -------

                  At December 31, 2000, the Company recorded a valuation allowance on the deferred tax asset in the amount of $5,208 to reduce the asset to its estimated net realizable value. Based upon the projections for the fiscal 2001 tax loss in which the temporary differences that created the deferred tax asset are anticipated to reverse, management believes it is more likely than not that the Company will receive $1,450 from the Internal Revenue Service as a result of filing a carryback claim in 2002 of federal income taxes paid in 1999. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable loss are revised based on actual results.

                  During 1999, the Company settled with the Internal Revenue Service regarding a carryback claim filed by the Company, which resulted in a refund of federal income taxes paid in prior years in the amount of $293. The foreign rate differentials resulted from startup expenses related to the Costa Rica joint venture, which are not benefited for U.S. or foreign tax purposes.

                  The Health Insurance and Accountability Act of 1996 (the "Act") phased out the deduction of interest on policy loans on a significant portion of the Company's corporate owned life insurance and, therefore, substantially increased the after tax cost of maintaining these policies. As a result, in 1996 the Company announced its intention to surrender the affected policies and recorded a deferred tax liability for the estimated income taxes that will become due over a four year period, 1998 through 2001. The surrender of these policies was completed in November 1998. See Note G.

F. LONG-TERM OBLIGATIONS

                  Long-term obligations, excluding the current portion, at December 31, were as follows:

----------------------------------------------------- -------------- -----------------
                                                               2000              1999
----------------------------------------------------- -------------- -----------------
Benefits under 1987 Deferred Compensation
   Plan and Postretirement benefits (See Note G)             $3,800            $3,499
1993 Deferred Compensation Plan (See Note G)                  3,095             4,192
1998 Equity Incentive Plan (See Note H)                           0               210
Environmental liabilities (See Note J)                        1,588             1,588
Supplemental death benefits                                      86               120
Other                                                           194               195
Long-term portion of capital leases                              58               195
----------------------------------------------------- -------------- -----------------
                                                             $8,821            $9,999
----------------------------------------------------- -------------- -----------------

The Company's lease agreements for certain computer hardware and software have been classified as capital leases for financial reporting purposes. Accumulated amortization of assets under capital leases was $1,437 and $1,416 as of December 31, 2000 and 1999, respectively. The company did not enter into any new capitalized leases in 2000, 1999 or 1998.

                  Future minimum lease payments and the present value of the minimum lease payments as of December 31, 2000 were:

---------------------------------------------------------------------
2001....................................................       $150
2002....................................................         17
                                                                 --
Subtotal................................................        167
Imputed interest at 11.0%...............................         (9)
---------------------------------------------------------------------
Present value of minimum lease payments.................       $158
---------------------------------------------------------------------

G.  EMPLOYEE BENEFITS

                  Effective January 1, 1994, the Company amended and restated the Swank, Inc. Employees' Stock Ownership Plan in a merger with the Swank, Inc. Employees' Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became The New Swank, Inc. Retirement Plan (the "Plan"). The Plan incorporates the characteristics of the three predecessor plans, covers substantially all full time employees and reflects the Company's continued desire to provide added incentives and to enable employees to acquire shares of the Company's Common Stock. The cost of the Plan has been borne by the Company.

                  The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses for the Company's contributions to the Plan were $970, $451 and $1,200 in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the Plan held a total of 3,395,586 and 3,263,272 shares, respectively, of the Company's outstanding stock, of which 3,178,955 and 3,263,272 respectively, were allocated to participants. The Company from time to time makes loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. Outstanding obligations due from the Plan were $286 and $0 in 2000 and 1999, respectively, and are classified in the balance sheet as deferred employee benefits, a reduction in stockholder's equity.

                  In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock. Purchases will be made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by the Company to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. As of December 31, 2000, the Plan had repurchased 96,667 shares.

                  The Company provides postretirement life insurance, supplemental pension and medical benefits for certain groups of active and retired employees. The postretirement medical plan is contributory, with contributions adjusted annually; the death benefit is noncontributory. The Company recognizes the cost of postretirement benefits over the period in which they are earned and amortizes the transition obligation for all plan participants on a straight-line basis over a 20 year period which began in 1993.

                  The following table sets forth reconciliations of the beginning and ending balances of the postretirement benefits and defined benefits under the 1987 Deferred Compensation Plan described below:

                                                             Postretirement                             Defined
                                                                Benefits                               Benefits
-------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation                                    2000               1999               2000                1999
-------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at   beginning of year:                    $4,763             $5,399             $2,356              $2,329
Service cost                                                      26                 39                  0                  40
Interest cost                                                    355                338                166                 141
Participants' contributions                                       20                 23                  0                   0
Amendments                                                     (125)                  0                  0                   0
Special termination benefit cost                                 109                  0                  0                   0
Curtailment                                                      (7)                  0                  0                 297
Actuarial (gain) loss                                            460              (575)                 72               (121)
Benefits paid                                                  (690)              (461)              (436)               (330)
Benefit obligation at end of year                             $4,911             $4,763             $2,158              $2,356

Change in  Plan Assets
Plan assets at beginning of year at fair value                    $0                 $0                 $0                  $0
Employer contributions                                           670                438                436                 330
Participants' contributions                                       20                 23                  0                   0
Benefits paid                                                  (690)              (461)              (436)               (330)
                                                               -----              -----              -----               -----
Plan assets at end of year at fair value                           0                  0                  0                   0
Funded status                                               $(4,911)           $(4,763)           $(2,158)            $(2,356)
Unrecognized actuarial  (gain) loss                            1,025                583                 72                   0
Unrecognized transition obligation                             1,446              2,036                  0                   0
Unrecognized prior service (credit) cost                           0                  0                  0                   0
                                                                   -                  -                  -                   -
Accrued benefit cost (1)                                    $(2,440)           $(2,144)           $(2,086)            $(2,356)
------------------------------------------------------------------------------------------------------------------------------

(1) Amounts totaling $726 and $1,001 have been included in accrued employee compensation as of December 31, 2000 and 1999, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

                  The weighted-average discount rate used in determining the accumulated benefit obligations was 7.25%, 7.75% and 6.5% at December 31, 2000, 1999, and 1998, respectively. For measurement purposes, a 9.9% annual rate of increase in the per capita cost of certain covered health care benefits was assumed for 2001 through 2004, falling to 5.5% in 2005 and all years thereafter.
Medicare Part B health care benefits were assumed to increase at a rate of 5.5% for 2001 and all years thereafter.

                  Net periodic postretirement benefit cost for 2000, 1999 and 1998 included the following components:

                                                                        POSTRETIREMENT                         Defined
                                                                        BENEFITS                               Benefits
------------------------------------------------------------------------------------------------------------------------------------
                                                                        2000        1999        1998      2000       1999      1998
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                                             $26        $ 39        $ 34        $0       $ 40      $110
Interest cost                                                            355         338         349       166        141       177
Expected return on plan assets                                             0           0           0         0          0         0
Recognized actuarial (gain) loss                                          11          48          51         0        (1)       134
Amortization of transition obligation                                    137         156         160         0       (20)      (20)
Amortization of prior service (credit) cost                                0           0           0         0       (18)         0
                                                                           -           -           -         -       ----         -
Net periodic benefit costs included in selling and
administrative expenses                                                 $529        $581        $594      $166       $142      $401
(Gain) loss recognized due to curtailment                                328           0           0         0      (169)         0
Special termination benefit cost                                         109           0           0         0          0         0
------------------------------------------------------------------------------------------------------------------------------------
Total plan cost (income)                                                $966        $581        $594      $166      $(27)      $401
------------------------------------------------------------------------------------------------------------------------------------

                  The Company has multiple health care and life insurance postretirement benefit programs which are generally available to executives. The health care plans are contributory (except for certain AARP and Medicare Part B coverage) and the life insurance plans are noncontributory. A portion of the life benefits is fully insured through group life coverage and the remaining life benefits are self insured. Life insurance contracts have been purchased on the lives of certain employees in order to fund postretirement death benefits to beneficiaries of salaried employees who reach age sixty with ten years of service. Proceeds from these contracts are expected to be adequate to fund the Company's obligations although there are likely to be differences in the timing of cash flows over the life of the program. The cost of these contracts is included in the annual postretirement cost shown above. On December 31, 1998, the health plan was changed from an indemnity coverage program to a preferred provider arrangement.

                  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $3 and the postretirement benefit obligation by $53, respectively, while a one-percentage point increase would increase the total of service and interest cost by $3 and the postretirement benefit obligation by $62.

                  In 1987, the Company adopted a deferred compensation plan (the "1987 Plan") available to certain key executives for the purpose of providing retirement benefits. Interest credited to participants' accounts is paid at retirement in the form of a monthly annuity over a period of ten years. All compensation that was deferred under the 1987 Plan has been returned to participants following seven years after the year of original deferral. The 1987 Plan was amended at the end of 1998 to change the method of determining future interest credits on participants' accounts. Life insurance contracts intended to fund 1987 Plan benefits through future death proceeds were purchased on the lives of the participants and on certain other employees with annual net carrying cost of approximately $300 per year. However, as described in Note E, these contracts were surrendered in November, 1998 with a corresponding reduction in gross cash surrender value and policy loans as set forth below.

                  In 1999, the Company determined that it would be advantageous to place all remaining participants in the 1987 Plan who were not currently receiving benefits into payout status, effective January 1, 2000. Participants will receive benefit payments over ten years resulting in the elimination of the Company's liability under the 1987 Plan by the end of 2009. The curtailment of the 1987 Plan resulted in an acceleration of the unrecognized liability to participants which was offset by a reduction in plan liabilities associated with a change in certain actuarial assumptions. The net effect of these adjustments was a gain of $169 included in selling and administrative expenses which was recorded in the fourth quarter of 1999.

                  In 1993, the Company established a deferred compensation plan for certain key executives (the "1993 Plan") that provides for payments of the amounts deferred and the earnings thereon upon retirement, death or other termination of employment. Amounts payable to participants in the 1993 Plan aggregated $3,637 and $4,495 at December 31, 2000 and 1999, respectively, of which $542 and $303, respectively, have been classified in accrued employee compensation. The remaining balances of $3,095 and $4,192, respectively, have been included in long-term obligations (See Note F). Variable life insurance contracts have been purchased on the lives of participants and on certain other employees. These contracts are held in a grantor trust and the contract values are expected to be adequate to fund the benefit obligations under the 1993 Plan. The net costs related to the 1993 deferred compensation plans are included in selling and administrative expense and aggregated approximately $111, $330, and $271, in 2000, 1999 and 1998, respectively.

                  The Company uses loans against the policy cash values to pay part or all of annual life insurance premiums, except for the variable life policies. The aggregate gross cash surrender value of all policies was approximately $8,920 and $10,701, at December 31, 2000 and 1999, respectively, which is included in other assets, net of policy loans aggregating approximately $2,348 and $3,132, respectively. The Company has no intention of repaying any policy loans and expects that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $185, $285 and $1,997 in 2000, 1999 and 1998, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 6.2%, 6.3% and 7.7% at December 31, 2000, 1999 and 1998, respectively.

H.  STOCK OPTIONS

                  Under the Company's 1987 and 1981 employee stock option plans, options were granted to key employees to purchase shares of Common Stock at the market value on the date of grant. These options are generally exercisable during a period beginning one year after the date of grant and continuing for an additional nine years. No additional options may be granted under the 1987 and 1981 plans.

                  In 1994, the Company established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of Common Stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. Options to purchase 5,000 shares of Common Stock were granted under this plan in each of 2000, 1999 and 1998. At December 31, 2000, a total of 18,333 shares of Common Stock were reserved for future grants under the directors' plan.

                  The following table summarizes stock option activity for the years 1998 through 2000:

----------------------- ---------------------------- --------------------------
                                                              Weighted Average
                                      Option Shares             Exercise Price
----------------------- ---------------------------- --------------------------
Outstanding at
December 31, 1997                           323,600                      $2.67
Exercised                                  (14,966)                       2.82
Forfeited                                   (3,467)                       2.82
Expired
Granted                                       5,000                       3.84
Outstanding at                                -----
December 31, 1998                           310,167                       2.70
Exercised                                   (5,000)                       2.82
Forfeited                                  (67,067)                       2.13
Expired                                     (3,333)                       3.48
Granted                                       5,000                       3.66
OUTSTANDING AT                                -----
DECEMBER 31, 1999                           239,767                      $2.85
EXERCISED
FORFEITED                                  (12,800)                       3.03
EXPIRED
GRANTED                                       5,000                       2.44
OUTSTANDING AT                                -----
DECEMBER 31, 2000                           231,967                      $2.83
----------------------- ---------------------------- --------------------------

                  For options granted in 2000, 1999 and 1998, the estimated weighted average fair value, assuming no dividends, was approximately $2.83, $2.82 and $2.01, respectively, using a risk-free rate of 6.5%, and an expected volatility of .99 in each year, and expected lives of 5, 5 and 10 years in 2000, 1999 and 1998, respectively. Pro forma net income (loss) and pro forma net income (loss) per share for options granted using the fair value method was $(12,003) and $(2.17) per share in 2000, $2,378 and $.43 per share in 1999, and
$3,627 and $.66 per share in 1998.

 Options outstanding as of December 31,2000 were as follows:
 ------------ ------------ ------------- ----------- ------------- ------------
                               Weighted    Weighted                   Weighted
    Exercise       Shares       Average     Average        Number      Average
       Price  Outstanding  Life (Years)       Price   Exercisable        Price
 ------------ ------------ ------------- ----------- ------------- ------------
 $2.41-$3.84       25,000          1.45       $2.98        25,000        $2.98
 $2.81            206,967           .75        2.81       206,967         2.81
 Total            231,967           .83       $2.83       231,967        $2.83

                  At December 31, 2000 and 1999 there were 231,967 and 239,767 exercisable options, respectively, and the weighted-average exercise prices were $2.85 and $2.73, respectively.

                  In April 1998, the Company's stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "1998 Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits the Company's Board to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. Long-term performance awards were granted under the 1998 Plan in October 1998 to certain key employees. Awards are based upon a formula which incorporates a minimum and maximum range of cumulative earnings, determined before incentive compensation pursuant to the awards and before income taxes, for the three year period ending December 31, 2000. If earned, the awards would have been payable partially in cash and partially in restricted shares of the Company's common stock. Each award is entirely denominated in dollars. The number of restricted shares to have been issued under the 1998 Plan to participants is based on the aggregate dollar amount of the equity portion of the awards divided by the fair value of the Company's shares at the date of distribution. No awards were granted by the Board in 2000, 1999 or 1998. Compensation expense of $350 was recorded as of December 31, 1998 with a corresponding liability of $210 and an increase to additional paid-in-capital of $140, in connection with the 1998 Plan. The Company reversed the liability set-up in 1998 and decreased additional paid-in-capital by $140 in 2000. None of the participants in the 1998 Plan are entitled to receive any amounts, as the cumulative measurements for the three-year period were not met.

I.   NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income per share:

------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                2000              1999           1998
------------------------------------------------------------------------------------------------------------------------
Numerator:
Net income (loss)                                                          $(11,995)            $2,387         $3,662
Denominator:                                                               ---------            ------         ------
Weighted average common shares outstanding                                 5,522,513         5,522,305      5,511,287
Effect of excluding unallocated shares held in ESOP                                -                 -              -
                                                                                   -                 -              -
Shares used in computing net income per common share                       5,522,513         5,522,305      5,511,287
Effect of dilutive options                                                         -            38,981         70,425
                                                                                   -            ------         ------
Shares used in computing net income  per common share assuming dilution    5,522,513         5,561,286      5,581,712
Net income (loss) per common share                                           $(2.17)             $ .43          $ .66
Net income (loss) per common share assuming dilution                         $(2.17)             $ .43          $ .66
------------------------------------------------------------------------------------------------------------------------

Unallocated shares maintained in the Company's Employee Stock Ownership Plan ("ESOP"), described in Note G, are reflected as a reduction of outstanding shares for earnings per share purposes until such shares are committed to be allocated. There were no shares at December 31, 2000, 1999 and 1998, remaining in the ESOP which were not committed to be allocated.

J.  COMMITMENTS AND CONTINGENCIES

                  The Company leases certain of its warehousing, sales and office facilities, automobiles and equipment under noncancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expenses amounted to $3,431, $3,354 and $3,298, in 2000, 1999 and 1998,
respectively.

      Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

      ------------------------------------------------------------------
      2001.............................................        $2,363
      2002.............................................         2,074
      2003.............................................         1,658
      2004.............................................         1,359
      2005.............................................         1,338
      Thereafter.......................................         5,564
      -------------------------------------------------------------------
      Total minimum payments...........................       $14,356
      -------------------------------------------------------------------

                  The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses to market certain products in specified territories, principally in the United States. The Company's licenses for "Tommy Hilfiger", "Geoffrey Beene", "Guess?", "Kenneth Cole", "Claiborne for Men", "Pierre Cardin" (men's), and "Anne Klein", "Anne Klein II", "DKNY", and "Guess?" (women's) collectively may be considered material to the Company's business. The Company is obligated to pay minimum royalties under certain license agreements as follows: 2001- $6,193; 2002- $6,050; 2003 - $3,268; 2004-$1,260 and 2005- $350. Generally, the license agreements require the Company to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. The Company also pays a percentage of net sales to a consulting firm controlled by one of the Company's directors in connection with certain license agreements which that firm introduced to the Company. Management believes that the Company's license obligations have been adequately reflected in the accompanying financial statements.

                  On June 7, 1990 the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund Site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company or necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, has voluntarily entered into an Administrative Order pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study ("RI/FS") with respect to the alleged contamination at the site. The Company's share of costs for the RI/FS is being allocated on an interim basis at approximately 12.5%. This Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. At December 31, 2000 and 1999 the Company had accrued approximately $1,222 and $1,223, respectively in connection with this site based on the assumption that the issues relating to the availability of federal funding and the allocation of costs of remediation, among others, will not be resolved for many years and that significant legal and technical fees and expenses will be incurred prior to such resolution.

                  The Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island which was entered on August 28, 1992 by the U.S. District Court for the District of Rhode Island. The most likely scenario for remediation of ground water at this site is through natural attenuation which will be monitored over a period of up to 24 years.

                  Estimates of the costs of remediation range from approximately $2.8 million for natural attenuation to approximately $7.8 million for other remediation. The Company's share is approximately 8% of approximately 75% of the costs. At December 31, 2000 and 1999 the Company had accrued approximately 446 and $453 respectively, in connection with this site based on the results of tests conducted in 2000 and 1999. Management believes that this site will not have a material adverse effect on the Company's operating results or financial condition based on the results of periodic tests conducted at the site. In 1988, the Company received notice that it had been identified as a PRP, together with numerous other companies, in connection with an unrelated site in Diaz, Arkansas. The Company has appropriately responded but has received no further communications on this matter. The Company has recorded no liability with respect to this site as it has no basis on which to estimate potential costs, if any.

                  The estimated liability for costs associated with environmental sites is included in Long-term obligations in the accompanying balance sheets (See Note F), exclusive of additional currently payable amounts of approximately $80 and $88 included in Other liabilities in 2000 and 1999, respectively. These amounts have not been discounted. Management believes that the accompanying financial statements include adequate provision for environmental exposures.

K.  PROMOTIONAL EXPENSES

                  Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance the Company's business and, as described in Note J, certain license agreements require specified levels of spending. These expenditures are included in selling and administrative expenses in the year incurred.

                  As described above, in December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which was effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company has adopted SAB No. 101 in the fourth quarter of 2000. The adoption of SAB 101 has resulted in the re-classification of certain in-store customer allowances from selling and administrative expenses to Net Sales. All amounts shown in the Company's financial statements have been restated to conform with the requirements of SAB
101. The effect of SAB 101 on the Company's financial statements was to reduce both Net Sales and Selling and Administrative expense by $9,841,000, $8,002,000, and $7,061,000 for 2000, 1999, and 1998 respectively. The following table summarizes the various promotional expenses incurred by the Company:

------------------------------------------------------------
                                  2000      1999    1998
------------------------------------------------------------
Cooperative advertising ......   $1,545   $  910   $1,355
Displays .....................    1,390    1,314    1,227
National advertising and other    2,779    1,620    1,156
                                 ------   ------   ------
        Total ................   $5,714   $3,844   $3,738
                                 ------   ------   ------

L.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

                  The men's and women's accessories businesses have pronounced differences including the frequency of markets, the degree of fashion orientation in the products and, at the retail level, separate departments with separate buying structures. Management considers meeting the specific demands of each of these marketplaces as the most important factor in managing the Company's business and in developing appropriate reporting of results. The Company's products are sold principally domestically through department stores and, to a lesser extent, through specialty stores and mass merchandisers. The Company and its corresponding customer relationships are organized along men's and women's lines. As a result, the Company has two reportable segments, Men's Accessories consisting of belts, wallets and other small leather goods, suspenders and jewelry and Women's Accessories consisting of jewelry products. Management measures segment profit or loss for each segment based on income or loss before income taxes utilizing the accounting policies consistent in all material respects with those described in Note B. Reportable segment assets consist of inventory. No intersegment revenue is recorded. Reportable segment assets are transferred to Other, which includes the Company's outlet stores, at carrying cost.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   CONSOLIDATED
                      2000                                         MEN'S              WOMEN'S        OTHER                TOTAL
                      ----                                         -----              -------        -----                -----
Revenue from external customers                                  $95,769              $39,227       $5,880             $140,876
Interest Expense, net                                              1,775                  539           70                2,384
Depreciation Expense                                                 817                  528           60                1,405
Restructuring expenses                                             1,274                  479          288                2,041
Segment loss                                                      (1,080)              (7,686)         (28)              (8,794)
Other noncash item:
  (Recoveries) provision for bad debts                               (41)                 (19)           0                  (60)
Segment Assets                                                    22,915                7,739        1,236               31,890
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   CONSOLIDATED
                      1999                                         MEN'S              WOMEN'S        OTHER                TOTAL
                      ----                                         -----              -------        -----                -----
Revenue from external customers                                  $98,676              $50,070       $6,071             $154,817
Interest Expense, net                                              1,076                  633           81                1,790
Depreciation Expense                                                 963                  554           48                1,565
Segment Profit (loss)                                              5,252              (2,313)          409                3,348
Other noncash item:
  (Recoveries) provision for bad debts                               203                  101                               304
Segment Assets                                                    23,223               11,390        1,780               36,393
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   CONSOLIDATED
                      1998                                         MEN'S              WOMEN'S        OTHER                TOTAL
                      ----                                         -----              -------        -----                -----
Revenue from external customers                                  $91,125              $47,142       $6,442             $144,709
Interest Expense, net                                              1,005                  592           75                1,672
Depreciation Expense                                               1,129                  547           60                1,736
Segment Profit                                                     4,746                  948          403                6,097
Other noncash item:
  (Recoveries) provision for bad debts                              (183)                  12                              (171)
Segment Assets                                                    26,279               13,242        1,663               41,184
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         2000         1999                 1998
                                                                                         ----         ----                 ----
RECONCILIATION OF ASSETS
------------------------
Reportable segment assets                                                             $31,890      $36,393              $39,521
All other Assets                                                                       30,607       38,547               33,448
                                                                                       ------       ------               ------
  Total consolidated assets                                                           $62,497      $74,940              $72,969
------------------------------------------------- -------------------------------------------- ------------ -------------------

                  Sales to the Company's two largest customers accounted for approximately 18% and 16% of consolidated net sales in 2000, 17% and 14% of consolidated net sales in 1999, and 16% and 15% of consolidated net sales in 1998, respectively. Each of these customers accounted for in excess of 10% of net sales in each of the Company's reportable segments in 2000. In addition, the Company's third largest customer accounted for approximately 11% and 10% of consolidated net sales in 2000 and 1998, respectively. Exports to foreign countries accounted for approximately 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 2000, 1999, and 1998, respectively.

M.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    The Company believes that the results of operations are more meaningful on a seasonal basis (approximately January-June and July-December) than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales and fashion trends. These factors may shift volume and related earnings between quarters within a season differently in one year than in another.

2000                                                   FIRST                   SECOND                 THIRD                FOURTH
----                                                   -----                   ------                 -----                ------
NET SALES                                            $33,867                  $32,839               $36,059               $38,111
GROSS PROFIT                                          10,783                   11,141                11,263                13,350
NET (LOSS)                                           (1,599)                  (1,531)               (1,471)               (7,394)
PER SHARE                                            $ (.29)                  $ (.28)               $ (.27)              $ (1.34)
PER SHARE ASSUMING DILUTION                          $ (.29)                  $ (.28)               $ (.27)              $ (1.34)

1999                                                   First                   Second                 Third                Fourth
----                                                   -----                   ------                 -----                ------
Net sales                                            $35,573                  $31,606               $39,119               $48,519
Gross profit                                          11,943                   10,923                14,440                17,092
Net income (loss)                                      $(66)                  $ (565)                 $ 673               $ 2,345
Per share                                            $ (.01)                  $ (.10)                 $ .12                 $ .42
Per share assuming dilution                          $ (.01)                  $ (.10)                 $ .12                 $ .42

N.       EQUITY AND STOCKHOLDER RIGHTS PLAN

On August 4, 2000, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation, as amended to date, to effect a one-for-three reverse stock split of the Company's issued shares of common stock, $.10 par value per share ("Common Stock"). The reverse stock split was effective at the opening of business August 7, 2000. As a result, each three shares of Common Stock issued and outstanding and held in the treasury of the Company immediately prior to the effectiveness of the reverse stock split were combined into one share of Common Stock. No fractional shares of Common Stock were issued in connection with the reverse stock split. Instead, each holder of shares received a cash payment in lieu of such fractional shares at a price equal to the fraction that such stockholder would have otherwise be entitled to receive multiplied by $1.50. There is no change in the par value of the Common Stock. All share and per share amounts have been restated to reflect the effects of the reverse stock split.

On October 26, 1999 the Company's Board of Directors adopted a new Stockholder Rights Plan (the "Rights Plan") to succeed a similar plan which originally was adopted in 1988 and had expired by its terms in 1998. Under the Rights Plan, the Company declared a dividend of one Right to purchase one one-hundredth of a share of newly created Series D Junior Participating Preferred Stock at an initial exercise price of $5.50 (the "Purchase Price"). One Right was distributed for each share of the Company's common stock outstanding to shareholders of record on November 12, 1999.

         Initially, the Rights will be attached to and trade with the Company's outstanding common stock. A Distribution Date will occur and the Rights will separate from the common stock and be distributed to shareholders upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired or obtained the right to acquire, beneficial ownership of 15% or more of the shares of common stock then outstanding or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of common stock (unless such tender offer or exchange offer is an offer for all outstanding shares of common stock which a majority of the unaffiliated directors who are not officers of the Company determine to be at a price which is fair to all stockholders and otherwise in the best interests of the Company and its stockholders).

         In the event that an Acquiring Person becomes the beneficial owner of 15% or more of the then outstanding shares of the Company's common stock (except pursuant to a tender offer or exchange offer for all outstanding shares of common stock which a majority of the unaffiliated directors who are not officers of the Company determine to be at a price which is fair to all stockholders and otherwise in the best interests of the Company and its stockholders (a "Qualifying Offer")), each holder of a Right will thereafter have the right to receive, upon payment of the Purchase Price, common stock (or in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the Purchase Price of the Right. In addition, in the event that at any time after the Stock Acquisition Date (i) the Company is involved in a merger or other business combination transaction in which the Company is not the surviving corporation or in which it is the surviving corporation but its Common Stock is changed or exchanged (other than a merger consummated pursuant to a Qualifying Offer), or (ii) more than 50% of the Company's assets or earning power is sold or transferred, each holder of a Right shall, after the expiration of the redemption period referred to below, have the right to receive, upon payment of the Purchase Price, common stock of the acquiring company having a value equal to two times the Purchase Price.

         The Rights are not exercisable until the Distribution Date and, under certain circumstances, are redeemable by the Company at a price of $.01 per right. The Company at its option may also exchange the Rights for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on November 11, 2009, unless redeemed or exchanged earlier by the Company pursuant to the terms of the Rights Plan.

O.  SUBSEQUENT EVENTS

                  At December 31, 2000, the Company was not in compliance with the Bank's Fixed Charge Coverage and Tangible Net Worth ratios as required by the 1998 Revolving Credit Agreement, as amended. The Bank waived those requirements as of and for the quarter ended December 31, 2000 through a Bank Waiver dated April 16, 2001.

                  The Company has entered into a Fifth Amendment of the 1998 Revolving Credit Agreement (the "Fifth Amendment"). The Fifth Amendment modified the 1998 Revolving Credit Agreement by, among other things, deleting the requirement to maintain a Fixed Charge Coverage Ratio; revising the minimum Net Tangible Worth covenants for March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001; reducing the permitted seasonal collateral overadvance from $3 million to $1.5 million; setting the interest rate on borrowings equal to the Bank's prime rate plus 1.50% and eliminating the Eurodollar borrowing option; and setting the termination date of the 1998 Revolving Credit Agreement at June 25, 2002. In addition, the Bank has established a reserve against the Company's women's jewelry inventory, as permitted by the 1998 Revolving Credit Agreement, as amended that decreased availability by approximately $3 million. The Company does not believe that the imposition of such reserves will have a material affect on its liquidity.

         On April 6, 2001, the Company ceased production operations at Joyas y Cueros, its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros has been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management has determined that Joyas y Cueros cannot be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. The Company currently purchases costume jewelry from a variety of domestic and foreign vendors and anticipates that it will be able to re-source the items manufactured by Joyas with no disruption in the flow of merchandise. In connection with the reduction in its operations, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 in connection with the termination of its manufacturing workforce. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by the second quarter of 2001.

                  On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The manufacturing facility was sold for approximately $6.1 million, reduced by an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. The Company contemporaneously leased back the facility from the purchaser for a period of 10 years. Under the terms of the lease agreement, the Company is responsible for all taxes and insurance on the manufacturing facility.

                  The Company announced that it received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company expects that its shares will now be traded in the over-the-counter market. Because the Company currently is not widely covered by Wall Street analysts and historically has not relied on the public equity markets for external funding, it does not anticipate any material adverse financial consequences resulting from a delisting from the Nasdaq SmallCap Market.

                  The Company was not in compliance with the Tangible Net Worth ratio for the quarter ended March 31, 2001. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Revolving Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Revolving Credit Agreement by, among other things, revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

================================================================================
REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Swank, Inc

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 56, present fairly, in all material respects, the financial position of Swank, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 54, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. As discussed in Note A to the financial statements, the Company has experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2000 that raise substantial doubt about its ability to continue to operate as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Boston, Massachusetts

May 2, 2001 execept for the last paragraph of Note O for which the date is June 8, 2001


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  -----------------------------------------------------------

                  None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

                  The information called for by this Item 10 with regard to executive officers of the Company (including executive officers who are also directors of the Company), appears following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant". The Company's non-employee directors are as follows:

                  Mark Abramowitz, who is 64 years old, has been a partner in the law firm of Jenkens & Gilchrist Parker Chapin LLP (formerly Parker Chapin
LLP) for more than the past five years. The firm is general counsel to the Company. Mr. Abramowitz became a director of the Company in 1987.

         John J. Macht, who is 64 years old, has been President of the Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh department stores, a division of Federated Department Stores. Mr. Macht became a director of the Company in 1995.

                  Raymond Vise, who is 79 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963.


ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

         SUMMARY COMPENSATION TABLE.

         The following table sets forth certain summary information for each of the Company's fiscal years ended December 31, 2000, 1999 and 1998 concerning the compensation of the Company's chief executive officer and each of its four other most highly compensated executive officers (the "Named Officers"):

                                                          ANNUAL COMPENSATION
                                           --------------------------------------------------
                                                                               OTHER
                                                                              ANNUAL          ALL OTHER
  NAME AND                                   SALARY            BONUS       COMPENSATION      COMPENSATION
  PRINCIPAL POSITION          YEAR             ($)              ($)             (6)            (8)(9)
  ---------------------- --------------- ---------------- -------------- ----------------- -----------------
  Marshall Tulin,             2000       $  360,000       $      ---                             $5,410
    Chairman of               1999          360,000           10,000                                210
     the Board (1)            1998          360,000           30,000                                 88

  John Tulin,                 2000       $  410,000       $      ---                             $7,332
     President, Chief         1999          410,000            60,000                             2,212
     Executive                1998          355,833           150,000                             2,008
     Officer (2)
  Eric P. Luft,               2000       $  180,000       $   213,395                            $7,332
     Senior Vice              1999          142,500           245,311                             2,212
     President and            1998          130,000           272,412                             2,008
     Director (3)
  James Tulin,                2000       $  274,583       $      ---     $   39,981 (7)          $5,412
     Senior Vice              1999          260,000           50,000         38,840 (7)             292
     President (4)            1998          250,000           75,000         42,355 (7)              88
  W. Barry Heuser,            2000       $  225,000       $      ---                             $6,507
     Vice President -         1999          225,000           15,000                              2,119
      Belt Division (5)       1998          213,417           48,000                              2,008

  ---------------------------------------------------------------------------

(1) Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(2) Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(3) Mr. Luft's bonus amounts include sales commissions of $213,315, $217,811 and $200,412 for the years 2000, 1999 and 1998, respectively. Mr. Luft is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements."

(4) Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(5) Mr. Heuser is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(6) Except as set forth for James Tulin, perquisites and other personal benefits during 2000, 1999 and 1998 did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.

(7) These amounts include automobile lease payments of $19,402 in 2000, $18,778 in 1999 and $19,582 in 1998 and a travel allowance of $10,800 in each of 2000, 1999 and 1998.

(8) The amounts set forth for 2000, 1999 and 1998 represent allocations under certain benefit plans of the Company as follows:

                                    RETIREMENT PLAN                   DEFERRED
                                       ACCOUNTS                  COMPENSATION PLAN               TOTAL
                                ------------------------     --------------------------          -----
2000
----
Marshall Tulin                          $ 5,410                   $     ---                      $ 5,410
John Tulin                                5,412                       1,920                        7,332
Eric P. Luft                              5,412                       1,920                        7,332
James Tulin                               5,412                         ---                        5,412
W. Barry Heuser                           4,587                       1,920                        6,507

1999
----
Marshall Tulin                         $    210                   $     ---                     $    210
John Tulin                                  292                       1,920                        2,212
Eric P. Luft                                292                       1,920                        2,212
James Tulin                                 292                         ---                          292
W. Barry Heuser                             271                       1,848                        2,119

1998
----
Marshall Tulin                        $      88                   $     ---                    $      88
John Tulin                                   88                       1,920                        2,008
Eric P. Luft                                 88                       1,920                        2,008
James Tulin                                  88                         ---                           88
W. Barry Heuser                              88                       1,920                        2,008

(9) Excludes long-term performance awards granted in 1998 to Messrs. John Tulin, Eric P. Luft and James Tulin under the Company's 1998 Equity Incentive Compensation Plan (the "1998 Plan"). The awards, which were payable 60% in cash and 40% in shares of the Company's Common Stock, would have become payable if the Company had achieved certain levels of Cumulative Pretax Income (as defined in the 1998 Plan) for the fiscal years ended December 31, 1998, 1999 and 2000. Less than the maximum amount payable under the awards would have been payable if the Company had reached certain percentages (at or above 70%) of the maximum Cumulative Pretax Income goal. Cumulative Pretax Income is as set forth on the consolidated statement of operations of the Company contained in its audited financial statements for those years as certified by the Company's independent accounting firm. Under the terms of the awards, the maximum aggregate amount that would have been payable to Messrs. John Tulin, Eric P. Luft and James Tulin was $840,000, $540,000 and $432,000, respectively. None of the foregoing individuals are entitled to receive any amounts under the long-term performance awards.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE TABLE.

         During the Company's fiscal year ended December 31, 2000, no stock options were granted to or exercised by any of the Named Officers. The following table sets forth information with respect to the number and value of unexercised options held by such Named Officers as of the end of fiscal 2000. The closing price of a share of Common Stock of the Company on December 29, 2000 (the last day during fiscal 2000 on which the Company's Common Stock traded on the Nasdaq SmallCap Market) was $.625.

                                        2000 FISCAL YEAR END OPTION VALUES

                                      Number of Securities            Value of Unexercised
                                     Underlying Unexercised           In-the-Money Options
                                   Options at Fiscal Year-End          at Fiscal Year-End
Name                               Exercisable/Unexercisable     Exercisable/Unexercisable (1)
----                               -------------------------     --------------------------
Marshall Tulin                             13,333/ 0                         $ 0/ 0

John Tulin                                 13,333/ 0                         $ 0/ 0

Eric P. Luft                                 5,000/ 0                        $ 0/ 0

James Tulin                                11,667/ 0                         $ 0/ 0

W. Barry Heuser                              6,667/ 0                        $ 0/ 0
---------------

(1) Aggregate market value of the shares of Common Stock covered by the options at fiscal year end less the exercise price of such options.

COMPENSATION OF DIRECTORS

         Each director who is not a full-time employee of or consultant to the Company receives an annual director's fee of $2,000 per meeting of the Board and $2,000 per Board committee meetings attended by him. In addition, pursuant to the terms of the 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), each director who is not a full-time employee of the Company or any subsidiary of the Company and who is in office immediately following each annual meeting of stockholders at which directors are elected, will, as of the date such meeting is held, automatically be granted an option to purchase 5,000 shares of Common Stock. Following the Company's 2000 Annual Meeting, Messrs. Abramowitz, Macht and Vise were each granted an option to purchase 5,000 shares of Common Stock at an exercise price per share of $.813, the fair market value per share of Common Stock on the date of grant (1,667 shares of Common Stock at an exercise price per share of $2.44, after taking into account the one-for-three reverse stock split in August 2000).

EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

                  The Company has entered into an employment agreement with Marshall Tulin which provides for automatic renewal for successive one-year periods unless at least 30 days prior to its June 30 anniversary either the Company or Mr. Tulin decides not to further extend the term. Pursuant to such agreement, Mr. Tulin is employed as Chairman of the Board at a base salary of $360,000 per year ($300,000 per year, commencing February 1, 2001). The Company has also entered into an employment agreement with John Tulin, which terminates on December 31, 2001. Pursuant to such agreement, Mr. Tulin is employed as Chief Executive Officer and receives a base salary of $410,000 per year. The Company has also entered into an employment agreement with James Tulin, which terminates on December 31, 2001. Pursuant to such agreement, Mr. Tulin is employed as Senior Vice President and receives a base salary of $285,000 per year.

                  In April 2000, the Company entered into an employment agreement with Eric P. Luft, pursuant to which Mr. Luft is employed as Senior Vice President - Men's Division until March 31, 2005. Pursuant to such agreement, Mr. Luft is to receive a base salary of $180,000 per year, plus annual commission compensation in an amount equal to the greater of (i) $160,000 or (ii) the sum of (A) .0023 times (1) net sales (as such term is defined in accordance with the commission arrangement between Mr. Luft and the Company for fiscal 1999) of the men's division of the Company (other than sales to Target Stores) and (2) net sales of the Company of small leather goods only to Target Stores, plus (B) .003 times net sales of the men's special markets division of the Company. Furthermore, in the event the Company terminates Mr. Luft's employment without cause, the Company has agreed to pay to Mr. Luft, from the date of his termination until March 31, 2006, $340,000 per year (plus an amount equal to any increase in his base salary per year over and above $180,000), plus any accrued but unpaid commissions. Mr. Luft is also a party to a termination agreement with the Company (as discussed below), however, pursuant to his employment agreement, in the event Mr. Luft's employment with the Company is terminated and he is entitled to receive amounts under such termination agreement, Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts.

                  The Company has entered into termination agreements with Messrs. Marshall Tulin, John Tulin, James Tulin, Eric P. Luft and W. Barry Heuser, which expire on December 31, 2001 with an automatic annual extension commencing on December 31, 2001 and on each December 31 thereafter unless the Company shall have given 30 days written notice prior to the then current expiration date that there shall be no extension. In the even of a change in control of the Company (as defined in such agreements) during the term of such agreements, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may, within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).

TERMINATED PENSION PLANS

                  In 1983, the Company terminated its pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments. The accrued annual benefits for Messrs. John Tulin and James Tulin are $13,116 and $10,407, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The Executive Compensation Committee of the Board of Directors is charged with recommending the annual compensation, including bonuses, for the executive officers of the Company who are also directors and for the Company's Chief Financial Officer. During 2000, the Executive Compensation Committee consisted of Mark Abramowitz and Raymond Vise. The Stock Option Committee of the Board of Directors administers the Company's compensation plans under which stock and stock-based compensation have been awarded other than the 1998 Plan, which is administered by the entire Board of Directors. During 2000, the Stock Option Committee consisted of John Macht and Raymond Vise.

                  During 2000, Ronald Vise, the son of Raymond Vise was employed by the Company as a commissioned salesman. He received compensation of $172,208 for services he rendered to the Company. In addition, the Company and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, are parties to an agreement pursuant to which The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between the Company and licensors introduced to the Company by The Macht Group. Aggregate compensation earned by The Macht Group under this arrangement was $82,764 during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

OWNERSHIP OF VOTING SECURITIES

                  The following table sets forth information at April 9, 2001 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock:

                                  AMOUNT AND
                                   NATURE OF                   PERCENT
    NAME AND ADDRESS               BENEFICIAL                     OF
    OF BENEFICIAL OWNER           OWNERSHIP (1)                 CLASS
    -------------------           -------------                 -----

    The New Swank, Inc.          3,342,353 (2) (3)              60.5%
       Retirement Plan
    90 Park Avenue
    New York, NY 10016

    Marshall Tulin               1,807,792 (4) (5)              33.9 %
    90 Park Avenue
    New York, NY 10016

    John Tulin                   1,667,727 (4) (6)              31.3 %
    90 Park Avenue
    New York, NY 10016

    Raymond Vise                 1,585,770 (4) (7)              28.7 %
    90 Park Avenue
    New York, NY 10016
    -------------------

    (1) Reflects adjustment for one-for-three reverse stock split in August
    2000.

    (2) This amount includes (a) 1,767,050 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the "Retirement Plan") and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters, and (b) an additional 8,819 of such shares allocated to accounts of former employees, subject to forfeiture, and able to be voted by the trustees on all matters on which stockholders may vote.

    (3) This amount also includes 1,240,063 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 326,420 shares held in the accounts under the Retirement Plan, as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

    (4) The trustees of the Retirement Plan (other than with respect to 401(k) accounts) are Marshall Tulin, Chairman of the Board and a director of the Company, John A. Tulin, President and a director of the Company and Raymond Vise, a director of the Company. This amount includes (a) 8,819 shares of Common Stock allocated to the accounts of former employees but voted by the trustees (see footnote 2 above), (b) 1,240,063 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 3 above) and (c) 326,420 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 3 above).

    (5) This amount includes 114,340 shares owned by Mr. Tulin's wife. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 13,333 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the Company's 1987 Incentive Stock Option Plan (the "1987 Plan") and 1,341 shares allocated to his accounts under the Retirement Plan.

    (6) This amount includes 1,060 shares owned by Mr. Tulin's wife and 2,333 shares held by Mr. Tulin's DAUGHTER. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 13,333 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1987 Plan and 25,946 shares allocated to his accounts under the Retirement Plan.

    (7) This amount includes 8,333 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan.

SECURITY OWNERSHIP OF MANAGEMENT

             The following table sets forth information at April 9, 2001 as to the ownership of shares of the Company's Common Stock, its only outstanding class of equity securities, with respect to (a) each director of the Company,
(b) each of the Named Officers, and (c) all directors and executive officers of the Company as a group (8 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

                                                                    PERCENT
                                       AMOUNT AND NATURE OF            OF
NAME OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP (1)        CLASS
------------------------             -------------------------       -----

Mark Abramowitz                                9,200 (2)                *
John J. Macht                                      8,333 (3)            *
James E. Tulin                                36,711 (4)                *
John Tulin                                   1,667,727 (5)           31.3 %
Marshall Tulin                               1,807,792 (6)           33.9 %
Raymond Vise                                 1,585,770 (7)           28.7 %
Eric P. Luft                                      24,339 (8)            *
W. Barry Heuser                                   14,241 (9)            *
All directors and officers as                2,104,634 (10)          37.4 %
  a group (8 persons)
  -------------------------

  * Less than one (1%) percent.

     (1) Reflects adjustment for one-for-three reverse stock split in August
     2000.

     (2) Includes 8,333 shares which Mr. Abramowitz has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan.

    (3) Includes 8,333 shares which Mr. Macht has the right to acquire within 60 days through the exercise of stock options under the 1994 Plan.

    (4) Includes 11,667 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1987 Plan, an aggregate of 142 shares held by his children and an aggregate of 24,902 shares of Common Stock allocated to his accounts under the Retirement Plan.

    (5) Includes the shares referred to in footnotes 4 and 6 to the first table above under the caption "Ownership of Voting Securities."

    (6) Includes the shares referred to in footnotes 4 and 5 to the first table above under the caption "Ownership of Voting Securities."

    (7) Includes the shares referred to in footnote 4 and 7 to the first table above under the caption "Ownership of Voting Securities."

    (8) Includes 5,000 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the 1987 Plan and an aggregate of 19,339 shares of Common Stock allocated to his accounts under the Retirement Plan.

    (9) Includes 6,667 shares which Mr. Heuser has the right to acquire within 60 days through the exercise of stock options granted under the 1987 Plan and an aggregate of 7,574 shares of Common Stock allocated to his accounts under the Retirement Plan.

    (10) Reference is made to footnotes (1) through (7) above. This amount also includes 103,333 shares of Common Stock which directors and executive officers as a group have the right to acquire within 60 days through the exercise of stock options granted under the 1987 Plan and the 1994 Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         A portion of the information called for by this Item 13 appears in Item 11 of this Annual Report under the caption "Compensation Committee Interlocks and Insider Participation".

         Robert Tulin (who is the brother of Marshall Tulin and the uncle of John Tulin and James Tulin) was employed by the Company during 2000. Robert Tulin is the director of advertising and is responsible for coordinating the production of the Company's merchandise catalogs. Aggregate compensation paid to Robert Tulin by the Company for services rendered during 2000 amounted to $90,000. Christine Tulin (who is the daughter of John Tulin) was employed by the Company during 2000. Christine Tulin is responsible for advertising and promotion of women's jewelry. Aggregated compensation paid to Christine Tulin by the Company for services rendered during 2000 amounted to $67,000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

                  (a)      Documents filed as part of this Report
                           --------------------------------------

                  1.       Financial Statements filed as part of this Report:

                           The following consolidated financial statements of the Company are included in Item 8:

                           Consolidated Balance Sheets--December 31, 2000 and
                           1999

                           Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998

                           Notes to Consolidated Financial Statements


                  2.       Financial Statement Schedules filed as part of this
                           Report:

                           The following consolidated financial statement schedule and the report of independent accountants thereon are submitted herewith in response to Item 14(d) of Part IV of this Annual Report:


                           Report of Independent Accountants on Financial Statement Schedule

                           Financial Statement Schedule for the years ended December 31, 2000, 1999 and 1998.


                           Schedule II.     Valuation and Qualifying Accounts

                  (b)      Reports on Form 8-K
                           -------------------

                  No current report on Form 8-K was filed during the fiscal quarter ended December 31, 2000.

                  (c)      Exhibits
                           --------

                 Exhibit           Description
                  -------           -----------


                  3.01              Restated  Certificate  of  Incorporation  of the Company  dated May 1, 1987, as amended to date.  (Exhibit 3.01 to the Company's  Annual Report on Form 10-K for the fiscal year ended December 31,
1999, File No. 001-05354, is incorporated herein by reference.)

                  3.02              By-laws of the  Company,  as amended to date.  (Exhibit  3.02 to the  Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No.
1-5354, is incorporated herein by reference.)

                  4.01               Revolving Credit and Security Agreement dated as of July 27, 1998 between the
Company and PNC Bank, National Association, as Lender and as Agent ("PNC"). (Exhibit 4.1 to the Company's Quarterly
Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)

                  4.01.1             First Amendment to Revolving Credit and Security Agreement dated as of July 12,
1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.0 to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 1-5354, is incorporated herein by reference.)

                  4.01.2            Second Amendment to Revolving Credit and Security Agreement dated as of November
1, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.1 to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, File No. 1-5354, is incorporated herein by reference.)

                  4.01.3            Third Amendment to Revolving Credit and Security Agreement dated as of December
31, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.01.3 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)

                  4.01.4            Waiver dated March 7, 2000 to Revolving Credit and Security  Agreement dated as of July 27, 1998 between the Company and PNC Bank, National  Association,  as lender and Agent.  (Exhibit 4.01.4 to the  Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31, 1999,  File No.  001-05354,  is incorporated herein by reference.)


                  4.01.5            Fourth Amendment to Revolving Credit and Security Agreement dated as of October
18, 2000 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.1 to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, File No.1-5354, is incorporated herein by reference.)

                  4.01.6            Fifth Amendment to Revolving Credit and Security Agreement dated as of April 27,
2001 between the Company and PNC Bank, National Association, as lender and Agent.*

                  4.01.7            Sixth Amendment to Revolving Credit and Security Agreement dated as of June
8, 2001 between the Company and PNC Bank, National Association, as lender and Agent.*

                  4.02              Pledge Agreement dated as of July 27, 1998 between the Company and PNC. (Exhibit
4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)

                  4.03              Rights Agreement, dated as of October 26, 1999, between the Company and American
Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated
October 29, 1999, File No. 1-5354, is incorporated herein by reference.)

                  10.01             Employment  Agreement  dated June 20, 1991  between  the  Company and  Marshall
Tulin.  (Exhibit  10.01 to the Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31, 1991,
File No. 1-5354, is incorporated herein by reference.)+

                  10.01.1           Amendment  dated as of September 1, 1993 to  Employment  Agreement  between the
Company and Marshall Tulin.  (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

                  10.01.2           Amendment effective as of October 30, 1995 to Employment  Agreement between the
Company  and  Marshall  Tulin.  (Exhibit  10.01.2 to the  Company's  Annual  Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

                  10.01.3           Amendment  effective as of January 1, 1992 to Employment  Agreement between the
Company and Marshall Tulin.  (Exhibit  10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended
December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.01.4           Amendment dated as of May 4, 1998 to Employment  Agreement  between the Company and Marshall  Tulin.  (Exhibit 10.0 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter ended
June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+


                  10.02             Employment  Agreement  dated as of January 1, 1990 between the Company and John
Tulin.  (Exhibit  10-03 to the Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31, 1989,
File No. 1-5354, is incorporated herein by reference.)+

                  10.02.1           Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

                  10.02.2           Amendment  dated as of  January 1, 1997 to  Employment  Agreement  between  the
Company and John Tulin.  (Exhibit  10.02.2 to the  Company's  Annual  Report on Form 10-K for the fiscal year ended
December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

                  10.02.3           Amendment  dated as of  January 1, 1992 to  Employment  Agreement  between  the
Company and John  Tulin.  (Exhibit  10.02.3 to the  Company's  Annual  Report on Form 10K for the fiscal year ended
December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.02.4           Amendment  dated as of December 10, 1998 to  Employment  Agreement  between the
Company and John  Tulin.  (Exhibit  10.02.4 to the  Company's  Annual  Report on Form 10K for the fiscal year ended
December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.03             Employment  Agreement  dated as of March 1, 1989  between the Company and James
Tulin.  (Exhibit  10.05 to the Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31, 1988,
File No. 1-5354, is incorporated herein by reference.)+

                  10.03.1           Amendment  dated as of  January 4, 1990 to  Employment  Agreement  between  the
Company and James  Tulin.  (Exhibit  10.05 to the  Company's  Annual  Report on Form 10-K for the fiscal year ended
December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

                  10.03.2           Amendment  dated as of September 1, 1993 to  Employment  Agreement  between the
Company and James Tulin.  (Exhibit  10.03.2 to the  Company's  Annual Report on Form 10-K for the fiscal year ended
December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

                  10.03.3           Amendment  dated as of  January 1, 1997 to  Employment  Agreement  between  the
Company and James Tulin.  (Exhibit  10.03.3 to the  Company's  Annual Report on Form 10-K for the fiscal year ended
December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

                  10.03.4           Amendment  dated as of  January 1, 1992 to  Employment  Agreement  between  the
Company and James Tulin.  (Exhibit  10.03.4 to the  Company's  Annual


Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.03.5          Amendment  dated as of December  10, 1998 to  Employment  Agreement  between the
Company and James Tulin.  (Exhibit  10.03.5 to the  Company's  Annual Report on Form 10-K for the fiscal year ended
December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.04             Employment  Agreement dated as of April 1, 2000 between the Company and Eric P.
Luft.  (Exhibit 10.3 to the Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter ended March 31, 2000,
File No. 1-05354, is incorporated herein by reference.)+

                  10.05             1987  Incentive  Stock  Option  Plan  of the  Company.  (Exhibit  10.05  to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31,
1996, File No. 1-5354, is incorporated herein by reference.)+

                  10.06             Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.07              Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit
10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

                  10.08             Agreement  dated as of July 14, 1981  between the Company and  Marshall  Tulin,
John Tulin and Raymond  Vise as  investment  managers of the  Company's  pension  plans.  (Exhibit  10.12(b) to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31,
1981, File No. 1-5354, is incorporated herein by reference.)

                  10.09             The New Swank,  Inc.  Retirement  Plan Trust  Agreement  dated as of January 1,
1994 among the Company and Marshall  Tulin,  John Tulin and Raymond Vise,  as  co-trustees.  (Exhibit  10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31,
1994, File No. 1-5354, is incorporated herein by reference.)

                  10.10             Plan of Recapitalization of the Company dated as of September 28, 1987, as amended (Exhibit 2.01 to Post-Effective Amendment No.1 to the Company's S-4 Registration Statement, File
No.33-19501, filed on February 9, 1988, is incorporated herein by reference.)

                  10.11             Key  Employee  Deferred  Compensation  Plan.  (Exhibit  10.17 to the  Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
1-5354, is incorporated herein by reference.)+


                  10.12             First   Amendment   effective   January  1,  1997  to  Key  Employee   Deferred
Compensation  Plan.  (Exhibit  10.14.1  to the  Company's  Annual  Report on Form 10-K for the  fiscal  year  ended
December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

                  10.13             1994 Non-Employee  Director Stock Option Plan.  (Exhibit 10.15 to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No.
1-5354, is incorporated herein by reference.)+

                  10.13.1           Stock Option Contracts dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the
fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.2           Stock  Option  Contract  dated as of April 20,  1995  between  the  Company and
Raymond Vise.  (The third exhibit to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended March 31,
1995, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.3           Stock Option  Contract  dated as of April 20, 1995 between the Company and Mark
Abramowitz.  (The fifth  exhibit to the  Company's  Quarterly  Report on Form 10-Q for the quarter  ended March 31,
1995, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.4           Stock Option  Contract  dated December 12, 1995 between the Company and John J.
Macht.  (Exhibit  10.15.5 to the Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
File No. 1-5354, is incorporated herein by reference.)+

                  10.13.5           Stock Option  Contracts  dated as of July 31, 1996 between the Company and each of Mark  Abramowitz,  Raymond Vise and John J. Macht.  (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K
for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.6           Stock Option  Contracts dated as of April 24, 1997 between the Company and each of Mark  Abramowitz,  Raymond Vise and John J. Macht.  (Exhibit  10.13 to the Company's  Annual Report on Form 10-K
for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.7           Stock Option  Contract  dated as of April 23, 1998 between the Company and John
J. Macht.  (Exhibit  10.11.7 to the  Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31,
1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.8            Stock Option Contract dated as of April 23, 1998 between the Company and
Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K


for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.9           Stock Option Contract dated as of April 23, 1998 between the Company and Mark
Abramowitz. (Exhibit 10.11.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.13.10          Stock Option  Contract  dated as of April 22, 1999 between the Company and Mark
Abramowitz.  (Exhibit  4.01.4 to the Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31,
1999, File No. 001-05354, is incorporated herein by reference.)+

                  10.13.11          Stock Option Contract dated as of April 22, 1999 between the Company and Raymond
Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File
No. 001-05354, is incorporated herein by reference.)+

                  10.13.12          Stock Option  Contract  dated as of April 22, 1999 between the Company and John
J. Macht.  (Exhibit  4.01.4 to the  Company's  Annual  Report on Form 10-K for the fiscal year ended  December  31,
1999, File No. 001-05354, is incorporated herein by reference.)+

                  10.13.13          Stock Option Contract dated as of April 20, 2000 between the Company and Mark
Abramowitz. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
2000, File No. 1-05354, is incorporated herein by reference.)+

                  10.13.14          Stock Option Contract dated as of April 20, 2000 between the Company and Raymond
Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File
No. 1-05354, is incorporated herein by reference.)+

                  10.13.15          Stock Option  Contract  dated as of April 20, 2000 between the Company and John
J. Macht.  (Exhibit  10.2 to the  Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter ended March 31,
2000, File No. 1-05354, is incorporated herein by reference.)+

                  10.14             Letter  Agreement  effective  August 1, 1996  between  the  Company and John J.
Macht.  (Exhibit  10.18 to the Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31, 1996,
File No. 1-5354, is incorporated herein by reference.)+

                  10.15            Letter  Agreement  effective  August 1, 1998  between  the Company and The Macht
Group.  (Exhibit  10.14 to the Company's  Annual  Report on Form 10-K for the fiscal year ended  December 31, 1996,
File No. 1-5354, is incorporated herein by reference.)+


                  10.16            Letter Agreement effective May 1, 2000 between the Company and The Macht Group.
(Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No.
1-5354, is incorporated herein by reference.)+

                  10.17             Swank,  Inc.  1998 Equity  Incentive  Compensation  Plan  (Exhibit  10.0 to the
Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter ended  September 30, 1998,  File No.  1-5354,  is incorporated herein by reference.)+

                  10.18             Notice Of Performance  Award And Award Agreement as of October 21, 1998 to John
Tulin under Swank, Inc. 1998 Equity Incentive  Compensation Plan.  (Exhibit 10.16 to the Company's Annual Report on
Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.19             Notice Of Performance  Award And Award Agreement as of October 21, 1998 to Eric
P. Luft under Swank, Inc. 1998 Equity Incentive  Compensation  Plan.  (Exhibit 10.17 to the Company's Annual Report
on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  10.20             Notice Of  Performance  Award And Award  Agreement  as of October  21,  1998 to
James Tulin under Swank,  Inc. 1998 Equity  Incentive  Compensation  Plan.  (Exhibit 10.19 to the Company's  Annual
Report on Form 10-K for the fiscal year ended December 31, 1998, File No.
1-5354, is incorporated herein by reference.)+

                  10.21             Notice Of  Performance  Award And Award  Agreement  as of October  21,  1998 to
Lewis Valenti under Swank,  Inc. 1998 Equity Incentive  Compensation  Plan.  (Exhibit 10.18 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1998, File No.
1-5354, is incorporated herein by reference.)+

                  21.01             Subsidiaries of the Company.  (Exhibit 21.01 to the Company's  Annual Report on
Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

                  23.01             Consent of independent accountants.*

---------------------------

*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 12, 2001               SWANK, INC.
                                   (Registrant)


                                   By: /s/ Jerold R. Kassner
                                       ----------------------------------------
                                       Jerold R. Kassner, Senior Vice President,
                                       Chief Financial Officer, Treasurer and
                                       Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                    Title                                           Date
     ---------                                    -----                                           ----

/s/ John A. Tulin                          President and Director
---------------------------                (principal executive
John A. Tulin                               officer)                            June 12, 2001



/s/ Jerold R. Kassner                     Senior Vice President,
---------------------------               Chief Financial Officer,
Jerold R. Kassner                         Treasurer and Secretary               June 12, 2001
                                          (principal financial and
                                          accounting officer)


/s/ Mark Abramowitz                       Director                              June 12, 2001
---------------------------
Mark Abramowitz


/s/ Eric P. Luft                          Director                              June 12, 2001
---------------------------
Eric P. Luft


/s/ John J. Macht                         Director                              June 12, 2001
----------------------------
John J. Macht



         Signature                                Title                                           Date
         ---------                                -----                                           ----


/s/ James E. Tulin                        Director                                June 12, 2001
---------------------------
 James E. Tulin


/s/ Marshall Tulin                        Director                                June 12, 2001
---------------------------
Marshall Tulin


/s/ Raymond Vise                          Director                                June 12, 2001
---------------------------
Raymond Vise


                                                    SWANK, INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                          COLUMN B      COLUMN C              COLUMN D                 COLUMN E
--------                                          --------      --------              --------                 --------
                                                BALANCE AT     ADDITIONS                                        BALANCE
                                                 BEGINNING       CHARGED                                         AT END
                                                 OF PERIOD    TO EXPENSE            DEDUCTIONS                OF PERIOD
                                                 ---------    ----------            ----------                ---------

FOR THE YEAR ENDED DECEMBER 31, 2000
RESERVE FOR RECEIVABLES
-----------------------
Allowance for doubtful accounts                 $1,300,000     $(60,000)   (G)        $340,000    (A) (I)      $900,000
Allowance for cash discounts                       215,000     1,494,000   (H)       1,539,000    (B)           170,000
Allowance for customer returns                   5,296,000     9,407,000   (F)      10,544,000    (C)         4,159,000
Allowance for cooperative advertising              444,000       915,000   (G)         769,000    (D)           590,000
Allowance for in-store markdowns                 2,921,000     4,946,000   (G)       4,697,000    (E)         3,170,000
                                                 ---------     ---------   ---       ---------    ---         ---------
TOTAL                                           10,176,000    15,428,000            16,615,000                8,989,000
                                                ==========    ==========            ==========                =========

RESERVE FOR INVENTORY OBSOLESCENCE              $1,435,000    $1,952,000   (J)   $2,387,000        (K)       $1,000,000
----------------------------------              ==========    ==========   ===   ==========       =====      ==========

FOR THE YEAR ENDED DECEMBER 31, 1999

RESERVE FOR RECEIVABLES
-----------------------

Allowance for doubtful accounts                 $1,500,000      $395,000   (G)       $ 595,000    (A) (I)    $1,300,000
Allowance for cash discounts                       230,000     1,508,000   (H)       1,523,000    (B)           215,000
Allowance for customer returns                   4,336,000     8,439,000   (F)       7,479,000    (C)         5,296,000
Allowance for cooperative advertising              600,000       911,000   (G)       1,067,000    (D)           444,000
Allowance for in-store markdowns                 2,375,000     8,002,000   (G)       7,456,000    (E)         2,921,000
                                                 ---------     ---------   ---       ---------   ----         ---------
TOTAL                                            9,041,000    19,255,000            18,120,000               10,176,000
                                                 =========    ==========            ==========               ==========

RESERVE FOR INVENTORY OBSOLESCENCE                $485,000    $1,385,000   (J)       $435,000     (K)        $1,435,000
----------------------------------                ========    ==========   ===       =========               ==========

FOR THE YEAR ENDED DECEMBER 31, 1998

RESERVE FOR RECEIVABLES
-----------------------

Allowance for doubtful accounts                 $1,500,000   $ (171,000)   (G)      $(171,000)    (A) (I)    $1,500,000
Allowance for cash discounts                       227,000     1,381,000   (H)       1,378,000    (B)           230,000
Allowance for customer returns                   5,213,000     7,033,000   (F)       7,910,000    (C)         4,336,000
Allowance for cooperative advertising              456,000     1,355,000   (G)       1,211,000    (D)           600,000
Allowance for in-store markdowns                 2,310,000     7,059,000   (G)       6,994,000    (E)         2,375,000
                                                 ---------     ---------   ---       ---------   ----         ---------
TOTAL                                            9,706,000    16,657,000            17,322,000                9,041,000
                                                 =========    ==========            ==========                =========

RESERVE FOR INVENTORY OBSOLESCENCE                $874,000             0   (J)       $389,000     (K)          $485,000
----------------------------------                ========             =   ===       =========                 ========

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
(K)      Inventory charged-off.

                                 -------------
Exhibit No.    Description
-----------    -----------
   3.01        Restated Certificate of Incorporation of the Company dated May
               1, 1987,  as amended to date.  (Exhibit  3.01 to the Company's
               Annual Report on Form 10-K for the fiscal year ended  December
               31, 1999, File No. 001-05354, is incorporated herein by reference.)

   3.02 By-laws of the Company, as amended to date. (Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)

   4.01 Revolving Credit and Security Agreement dated as of July 27, 1998 between the Company and PNC Bank, National Association, as Lender and as Agent ("PNC"). (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)

   4.01.1 First Amendment to Revolving Credit and Security Agreement dated as of July 12, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 1-5354, is incorporated herein by reference.)

   4.01.2 Second Amendment to Revolving Credit and Security Agreement dated as of November 1, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, File No. 1-5354, is incorporated herein by reference.)

   4.01.3 Third Amendment to Revolving Credit and Security Agreement dated as of December 31, 1999 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit
               4.01.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)

   4.01.4 Waiver dated March 7, 2000 to Revolving Credit and Security Agreement dated as of July 27, 1998 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit
               4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)

   4.01.5 Fourth Amendment to Revolving Credit and Security Agreement dated as of October 18, 2000 between the Company and PNC Bank, National Association, as lender and Agent. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, File No.1-5354, is incorporated herein by reference.)

   4.01.6 Fifth Amendment to Revolving Credit and Security Agreement dated as of April 27, 2001 between the Company and PNC Bank, National Association, as lender and Agent.*

   4.01.7 Sixth Amendment to Revolving Credit and Security Agreement dated as of June 8,2001 between the Company and PNC Bank, National Association, as lender and Agent.*

   4.02 Pledge Agreement dated as of July 27, 1998 between the Company and PNC. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)

   4.03 Rights Agreement, dated as of October 26, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 29, 1999, File No. 1-5354, is incorporated herein by reference.)

   10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

   10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit
               10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

Exhibit No.    Description
-----------    -----------
   10.01.2     Amendment  effective  as of  October  30,  1995 to  Employment
               Agreement  between the Company and  Marshall  Tulin.  (Exhibit
               10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

   10.01.3 Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit
               10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.01.4 Amendment dated as of May 4, 1998 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

   10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

   10.02.2 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

   10.02.3 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.02.4 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

   10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

   10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit
               10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

   10.03.3 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

   10.03.4 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.03.5 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit
               10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

Exhibit No.    Description
-----------    -----------
   10.04       Employment  Agreement  dated as of April 1, 2000  between  the
               Company  and  Eric P.  Luft.  (Exhibit  10.3 to the  Company's
               Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
               March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

   10.05       1987  Incentive  Stock  Option Plan of the  Company.  (Exhibit
               10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

   10.06 Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.07 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

   10.08 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

   10.09 The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

   10.10 Plan of Recapitalization of the Company dated as of September 28, 1987, as amended (Exhibit 2.01 to Post-Effective Amendment No.1 to the Company's S-4 Registration Statement, File No.33-19501, filed on February 9, 1988, is incorporated herein by reference.)

   10.11 Key Employee Deferred Compensation Plan. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

   10.12 First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan. (Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

   10.13 1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

   10.13.1 Stock Option Contracts dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

   10.13.2 Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

   10.13.3 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

   10.13.4 Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

Exhibit No.    Description
-----------    -----------
   10.13.5     Stock Option  Contracts  dated as of July 31, 1996 between the
               Company and each of Mark Abramowitz,  Raymond Vise and John J.
               Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form
               10-K for the fiscal year ended  December  31,  1996,  File No.
               1-5354, is incorporated herein by reference.)+

   10.13.6 Stock Option Contracts dated as of April 24, 1997 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

   10.13.7 Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit 10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.13.8 Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.13.9 Stock Option Contract dated as of April 23, 1998 between the Company and Mark Abramowitz. (Exhibit 10.11.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.13.10 Stock Option Contract dated as of April 22, 1999 between the Company and Mark Abramowitz. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

   10.13.11 Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

   10.13.12 Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

   10.13.13 Stock Option Contract dated as of April 20, 2000 between the Company and Mark Abramowitz. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

   10.13.14 Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

   10.13.15 Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

   10.14 Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

   10.15 Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

   10.16 Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

Exhibit No.    Description
-----------    -----------
   10.17       Swank,  Inc. 1998 Equity Incentive  Compensation Plan (Exhibit
               10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.18 Notice Of Performance Award And Award Agreement as of October 21, 1998 to John Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.19 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Eric P. Luft under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.20 Notice Of Performance Award And Award Agreement as of October 21, 1998 to James Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   10.21 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Lewis Valenti under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   21.01 Subsidiaries of the Company. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

   23.01       Consent of independent accountants.*

---------------------------
*Filed herewith.

+Management contract or compensatory plan or arrangement.