Form 10-Q
period 2001-03-31
SWANK INC
filed 2001-06-19
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-Q
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---- ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

---- TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from ------- to -------

                          Commission file number 1-5354
                                                 ------

                                   SWANK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                              04-1886990
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (IRS employer or
identification number)                                           organization)

6 Hazel Street, Attleboro, Massachusetts                                   02703
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code     508-222-3400
                                                       ------------

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court: Yes      No
                         ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Title of Class                     Shares Outstanding on May 31, 2001
     --------------                     ----------------------------------
     Common stock, $.10 par value               5,522,490

                                   SWANK, INC.
                          PART I - FINANCIAL STATEMENTS
 Item 1. Financial Statements. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 -------------------------------------------------------------------------------
                             (Dollars in thousands)



                                                   March 31, 2001        December 31, 2000
                                                   --------------        -----------------
          ASSETS
Current:
  Cash and cash equivalents                                   $304                     $999
  Accounts receivable, less allowances
    of $7,331 and $8,989                                    14,769                   14,386
  Inventories
          Raw materials                         $5,150                   $6,347
          Work in process                        3,854                    3,616
          Finished goods                        21,031      30,035       21,927      31,890
                                                ------                   ------
  Deferred income taxes                                      1,450                    1,450
  Income taxes recoverable                                   1,983                    1,941
  Prepaid and other                                          1,168                    1,270
                                                            ------                   ------

          Total current assets                              49,709                   51,936

Property, plant and equipment, at cost          21,573                   21,722
    less   accumulated depreciation and
    amortization                                17,763       3,810       17,744       3,978
                                                ------                   ------
Other assets                                                 6,630                    6,583
                                                            ------                   ------

  Total assets                                             $60,149                  $62,497
                                                           =======                  =======

          LIABILITIES
Current:
  Notes payable to banks                                    $22,767                 $21,104
  Current portion of long-term debt                            110                      154
  Accounts payable                                           4,334                    3,120
  Accrued employee compensation                              2,629                    3,367
  Other current liabilities                                  3,791                    4,685
                                                            ------                   ------

          Total current liabilities                         33,631                   32,430

Long-term obligations                                        8,787                    8,821

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 5,633,712 and 5,633,712 shares                      563                      563
Capital in excess of par value                               1,440                    1,440
Retained earnings                                           15,915                   19,677
Accumulated other comprehensive income                          54                       88
                                                            ------                   ------
                                                            17,972                   21,768
Treasury stock, at cost, 111,222 shares
and 111,173 shares                                           (236)                    (236)
Deferred employee benefits                                     (5)                    (286)
                                                            ------                   ------
          Total stockholders' equity                        17,731                   21,246
                                                            ------                   ------

Total liabilities and  stockholders' equity                $60,149                  $62,497
                                                           =======                  =======

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                          SWANK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         (Dollars in thousands except per share data)
                         --------------------------------------------

                                                            2001                         2000
                                                            ----                         ----

Net sales                                                   $27,297                    $33,867

Cost of goods sold                                           19,187                     23,084
                                                          ---------                  ---------

Gross profit                                                  8,110                     10,783

Selling and administrative expenses                          10,624                     11,693

Restructuring expenses                                          765                      1,400
                                                          ---------                  ---------

(Loss) from operations                                       (3,279)                    (2,310)

Interest expense, net                                           483                        392
                                                          ---------                  ---------

(Loss) before income taxes and minority
interest                                                     (3,762)                    (2,702)

Provision (Benefit) for income taxes                             --                     (1,081)

Minority interest in loss of consolidated
subsidiary                                                       --                         22
                                                          ---------                  ---------

NET (LOSS)                                                  $(3,762)                   $(1,599)
                                                          ---------                  ---------

Share and per share information:
--------------------------------

Weighted average common shares outstanding                5,522,490                  5,522,538

NET (LOSS) PER COMMON SHARE                                  $(.68)                     $(.29)
                                                          ---------                  ---------

Weighted average common shares outstanding
assuming dilution                                         5,522,490                  5,522,538

NET (LOSS) PER COMMON SHARE ASSUMING DILUTION                $(.68)                     $(.29)
                                                          ---------                  ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                   SWANK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in thousands)
                             ----------------------

                                                                    2001                2000
                                                                    ----                ----

Cash flows from operating activities:

Net (Loss)                                                       $(3,762)            $(1,599)

Adjustments to reconcile net (loss
 to net cash (used) in operations:

 Depreciation and amortization                                       262                 349
 (Recovery) of bad debts                                             (75)                (26)
 Minority interest in net (loss) of consolidated                       -                 (22)
 subsidiary
 (Gain) on sale of assets                                            (55)                 (1)

Changes in assets and liabilities:
 (Increase) in accounts receivable                                  (307)             (2,658)
 Decrease in inventory                                             1,855                 992
 (Increase) in income taxes recoverable                              (43)               (897)
 Decrease in prepaid and other current assets                         94                  62
 (Increase) Decrease in other noncurrent assets                      (31)                 22
 (Decrease) in accounts payable
  and other accrued liabilities                                     (400)             (1,478)
 (Decrease) in income taxes payable                                    -              (1,701)
 (Decrease) Increase in long-term obligations                        (30)                 54
                                                                 -------             -------

        NET CASH (USED) IN OPERATIONS                             (2,492)             (6,903)
                                                                 -------             -------

Cash flows from investing activities:
 Capital expenditures                                                (30)               (205)
 Premiums on life insurance                                          (35)               (214)
 Proceeds from sales of fixed assets                                   -                   4
                                                                       -                   -
        NET CASH (USED) IN INVESTING ACTIVITIES                      (65)               (415)
                                                                 -------             -------

Cash flows from financing activities:
 Borrowing under revolving credit agreements                      13,364              23,168
 Payments of revolving credit obligations                        (11,700)            (16,475)
 Principal payments on long-term debt                                (48)                (67)
 Advance to retirement plan                                          280                   -
                                                                 -------             -------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,896               6,626
                                                                 -------             -------

 Currency translation adjustment                                     (34)                  4
                                                                 -------             -------

 NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (695)               (688)
                                                                 -------             -------

 Cash and cash equivalents at beginning of period                    999               1,258
                                                                 -------             -------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $304                $570
                                                                 -------             -------


The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2001 and 2000. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 2000 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the annual report.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the quarter ended March 31, 2001 which the Company was able to fund from bank financing currently in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

      The Company was not in compliance with the Tangible Net Worth ratio for the quarter ended March 31, 2001. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Revolving Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

      The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; reviewing the status of its various operating divisions; and, instituting process improvements to improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001; the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. In April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service for federal income taxes paid in prior years. In addition, during the second quarter, the Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years. The net proceeds of the sale were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)
---------------------------------------------------------------------------

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

(2) During the quarter ended March 31, 2001, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote J of the 2001 Annual Report to Stockholders.

(3) The following table sets forth the computation of the net loss per share for the quarters ending March 31, 2001 and March 31, 2000 (in thousands, except for share and per share data):

                                                                     Quarter
                                                                   Ended March 31,
                                                                   ---------------
                                                                 2001         2000
                                                                 ----         ----

   Numerator:
   Net (loss)                                                    $(3,762)    $(1,599)

   Denominators:
   Shares used in computing net (loss) per
    common share                                               5,522,490   5,522,538
   Effect of dilutive options
                                                                       -           -
                                                                ---------  ---------
   Shares used in computing net (loss) per common share
    assuming dilution                                           5,522,490  5,522,538


   Net (loss) per common share                                      $(.68)     $(.29)
   Net (loss) per common share assuming                             $(.68)     $(.29)
   dilution

(4) Segment Information (in thousands):

                                                                                                 Consolidated
                                    Men's                Women's                 Other                  Total
                                    -------------------------------------------------------------------------

3 MONTHS ENDING MARCH 31
------------------------
2001
Revenue from external customers     $19,144               $7,316                 $837                 $27,297
Segment (loss) before tax            (1,007)              (2,555)                (200)                 (3,762)

2000
Revenue from external customers     $22,177              $10,666               $1,024                 $33,867
Segment (loss) before tax            (1,493)              (1,040)                (147)                 (2,680)

(5) Restructuring. During the quarter ended March 31, 2001, Management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $765,000 during the quarter for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments affecting approximately 85 employees. Management expects that the actions taken during the quarter will result in annualized savings of approximately $3,500,000. The restructuring charge has been stated separately in the Condensed Consolidated Statement of Operations for the quarter ending March 31, 2001. As of March 31, 2001, approximately $203,000 has been paid and $562,000 is included in Other Liabilities in the Condensed Consolidated Balance Sheet. The Company expects that the remaining liability will be paid by December 31, 2001. Management believes that additional restructuring charges may be incurred during the year in connection with the Company's ongoing cost reduction program and other initiatives designed to improve profitability.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)
---------------------------------------------------------------------------

       On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to third-party vendors. Manufacturing operations at Attleboro ceased during the second quarter of 2000. In connection with the Attleboro closure, the Company recorded a restructuring charge of $2,041,000 against income from operations in 2000, including $1,400,000 recorded during the first quarter to cover employee severance and other payroll related costs for approximately 195 employees affected by the closure of the facility. The restructuring charge recorded during the first quarter of 2000 has been stated separately on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2000. As of March 31, 2001 approximately $1,523,000 had been paid, $330,000 was recorded as a curtailment loss on post-retirement benefits in 2000, and a liability of $188,000 which is included in Other Liabilities on the Condensed Consolidated Balance Sheet remains to be paid. The Company expects to fully pay the remaining liability by September 30, 2001.

       On April 6, 2001, the Company ceased production operations at Joyas y Cueros, its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management has determined that Joyas y Cueros cannot be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. The Company currently purchases costume jewelry from a variety of domestic and foreign vendors and anticipates that it will be able to re-source the items manufactured by Joyas with no disruption in merchandise flow. In connection with the reduction in its operations, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 in connection with the termination of its manufacturing operations which was included in Cost of Sales on the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2001. As part of the restructuring and plant closure, approximately 150 employees were terminated, including 84 who were terminated prior to March 31, 2001. The remaining employee terminations occured during the secong quarter. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by the end of the third quarter of 2001.

(6) Subsequent Events. At December 31, 2000, the Company was not in compliance with the Bank's Fixed Charge Coverage and Tangible Net Worth ratios as required by the 1998 Revolving Credit Agreement, as amended. The Bank waived those requirements as of and for the quarter ended December 31, 2000 through a Bank Waiver dated April 16, 2001.

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

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)
---------------------------------------------------------------------------

       On April 6, 2001, the Company ceased production operations at Joyas y Cueros, its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros has been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management has determined that Joyas y Cueros cannot be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. The Company currently purchases costume jewelry from a variety of domestic and foreign vendors and anticipates that it will be able to re-source the items manufactured by Joyas with no disruption in the flow of merchandise. In connection with the reduction in its operations, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 in connection with the termination of its manufacturing workforce. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by the third quarter of 2001.

       On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The manufacturing facility was sold for approximately $6.1 million, reduced by an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. The Company contemporaneously leased back the facility from the purchaser for a period of 10 years. Under the terms of the lease agreement, the Company is responsible for all taxes and insurance on the manufacturing facility. This transaction resulted in a deferred gain of approximately $4.7 million which was recorded on the Company's balance sheet at closing and will be amortized over the lease term.

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

      The Company was not in compliance with the Tangible Net Worth ratio for the quarter ended March 31, 2001. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Revolving Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.


(7) New Accounting Pronouncements. In December 1999, the Securities and
    Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company adopted SAB No. 101 in the fourth quarter of 2000. The adoption of SAB 101 has resulted in the re-classification of certain in-store customer allowances from selling and administrative expenses to Net Sales. Net sales, gross profit, and selling and administrative expenses shown in the Company's Consolidated Statement of Operations have been restated to conform with the requirements of SAB 101. The effect of SAB 101 on the Company's financial statements was to reduce Net Sales, Gross Profit, and Selling and Administrative expenses by $2,110,000 for the quarter ended March 31, 2000. This reclassification had no effect on consolidated net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
----------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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


NET SALES
---------

    Net sales for the three months ended March 31, 2001 were $27,297,000 reflecting a decrease of $6,570,000 or 19.4% compared to the same period last year.

    Net Sales fell $3,033,000 or 13.7%, and $3,350,000 or 31.4% for Men's
Accessories and Women's Accessories respectively, both as compared to the same period last year. The decrease in Men's Accessories Net Sales was primarily due to lower shipments of certain private label merchandise. The Company made substantial shipments of men's belts and personal leather goods during the first quarter of 2000 that accompanied new product introductions at several major accounts.

    The decrease in Women's Accessories Net Sales resulted mainly from lower shipments of both private label goods to mass merchandising accounts and of branded collections to certain department store customers. Net Sales during the quarter for both Men's and Women's Accessories were also adversely affected by a disappointing holiday season that limited re-orders for carryover Spring merchandise and by a rapidly weakening economy that undermined consumer confidence. The first quarter was also marked by an extremely volatile stock market and dozens of corporate restructuring announcements that further constrained consumer spending.


GROSS PROFIT
------------

    Gross profit for the quarter ended March 31, 2001 decreased by $2,677,000 or 24.8% compared to the prior year. Gross profit for Men's Accessories and Women's Accessories decreased by $338,000 and $2,226,000 respectively for the quarter ended March 31, 2001, both as compared to the same period last year. Gross profit expressed as a percentage of net sales for the quarter ended March 31, 2001 decreased to 29.7% from 31.9% for the quarter ended March 31, 2000.

    Gross profit expressed as a percentage of net sales increased to 30.2% for Men's Accessories for the quarter ended March 31, 2001 compared to 27.6% for the same period last year. Gross profit expressed as percentage of net sales decreased to 25.6% for Women's Accessories for the quarter compared to 38.4% for the same period last year.

    The increase in gross profit for Men's Accessories during the quarter ended March 31, 2001 expressed as a percentage of net sales was primarily due to lower manufacturing overhead and related costs compared to the prior year resulting from the closure of the Company's domestic costume jewelry manufacturing facility (see Note 5). The increase also resulted from a reduction in certain unfavorable manufacturing and purchase price variances associated with the Company's belt production operations. These increases were partially offset by higher average product costs resulting from a less favorable sales mix during the quarter and lower Net Sales, both as compared to the prior year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
----------------------------------------------------------------------------
         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------------------

    The decrease in gross profit for Women's Accessories expressed as a percentage of Net Sales for the quarter was principally due to higher average product costs resulting from increased sales of lower margin out of line merchandise during the quarter, severance and associated shutdown costs incurred by Joyas y Cueros, and lower Net Sales. The Company's efforts to reduce its investment in excess and discontinued inventory during the quarter resulted in a relatively unfavorable sales mix compared to the prior year.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

    Selling and administrative expenses decreased $1,071,000 or 9.2% for the quarter ended March 31, 2001 compared to the same period last year. The decrease in selling expenses for the quarter was primarily due to lower compensation costs resulting from the Company's restructuring program which began last Spring, reduced controllable expenses, and decreased variable costs associated with lower Net Sales. Advertising and promotional expenses totaled 3.6% of net sales for the quarter ended March 31, 2001 compared to 3.5% for the first quarter last year.

    Administrative expenses for the quarter ended March 31, 2001 increased by $194,000 or 7.8% compared to the prior period. Administrative expenses for the quarter ended March 31, 2000 included a gain of $476,000 resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a demutualization). This gain was offset during the quarter ended March 31, 2001 by reduced compensation and related costs, reductions in bad debt accruals, and lower travel and other controllable expenses all as compared to the prior year. Selling and administrative expenses as a percentage of Net Sales for the quarter ended March 31, 2001 increased to 38.9% compared to 34.5% for the same period last year, mainly due to lower Net Sales.


RESTRUCTURING CHARGES
---------------------

    During the quarter ended March 31, 2001, Management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $765,000 during the quarter for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments. Management expects that the actions taken during the quarter will result in annualized savings of approximately $3,500,000. The restructuring charge has been stated separately in the Condensed Consolidated Statement of Operations for the quarter ending March 31, 2001. As of March 31, 2001, approximately $203,000 has been paid and $562,000 is included in Other Liabilities in the Condensed Consolidated Balance Sheet. The Company expects that the remaining liability will be paid by December 31, 2001. Management believes that additional restructuring charges may be incurred during the year in connection with the Company's ongoing cost reduction program and other initiatives designed to improve profitability.

    On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to third-party vendors. Manufacturing operations at Attleboro ceased during the second quarter of 2000. In connection with the Attleboro closure, the Company recorded a restructuring charge of $2,041,000 against income from operations in 2000, including $1,400,000 recorded during the first quarter to cover employee severance and other payroll related costs. The restructuring charge recorded during the first quarter of 2000 has been stated separately on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2000. As of March 31, 2001 approximately $1,523,000 had been paid, $330,000 was recorded as a curtailment loss on post-retirement benefits in 2000, and a liability of $188,000 which is included in Other Liabilities on the Condensed Consolidated Balance Sheet remains to be paid. The Company expects to fully pay the remaining liability by September 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
----------------------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------


    On April 6, 2001, the Company ceased production operations at Joyas y Cueros, its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management has determined that Joyas y Cueros cannot be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. The Company currently purchases costume jewelry from a variety of domestic and foreign vendors and anticipates that it will be able to re-source the items manufactured by Joyas with no disruption in merchandise flow. In connection with the reduction in its operations, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 in connection with the termination of its manufacturing operations which was included in Cost of Sales on the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2001. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by the end of the third quarter of 2001.

INTEREST EXPENSE
----------------

    Net interest expense increased by $91,000 for the quarter ended March 31, 2001 compared to the same period last year. The increase was due mainly to higher average borrowings during the quarter relative to the prior year.

PROVISION FOR INCOME TAXES
--------------------------

    The Company did not record an income tax benefit on the consolidated pre-tax loss for the quarter ended March 31, 2001. At December 31, 2000, the Company recorded a valuation allowance on its deferred tax asset in the amount of $5,208,000 to reduce the asset to its estimated net realizable value. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences that created the deferred tax asset are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefit of these deductible temporary differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised based on actual results. For the quarter ended March 31, 2000, the Company recorded an income tax benefit on the consolidated pre-tax loss at an effective income tax rate was 40.0% which approximated the blended state and federal statutory rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2000 which the Company was able to fund from bank financing currently in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control

Item 2.  Management's Discussion and Analysis of the Financial Condition and
----------------------------------------------------------------------------
        Results of Operations (continued)
        ---------------------------------

initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

    A substantial percentage of the Company's sales and earnings occur in the months of September, October, and November during which the Company makes significant shipments of its products to retailers for the holiday season. As a result, the Company builds inventory during the first three quarters of the year to meet the seasonal demand and accounts receivable peak in the fourth quarter. As part of the Fifth Amendment of the 1998 Revolving Credit Agreement, the Company obtained a seasonal overadvance of $1.5 million for the period July 1, 2001 through November 30. Management believes required cash will be provided by the revolving credit facility.

    The Company was not in compliance with the Tangible Net Worth ratio for the quarter ended March 31, 2001. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Revolving Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

    The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; reviewing the status of its various operating divisions; and, instituting process improvements to improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001; the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. In April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service for federal income taxes paid in prior years. In addition, during the second quarter, the Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years. The net proceeds of the sale were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.

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

Item 2.  Management's Discussion and Analysis of the Financial Condition and
----------------------------------------------------------------------------
        Results of Operations (continued)
        ---------------------------------

    The Company's working capital decreased by $3,428,000 during the quarter ended March 31, 2001 compared to a decrease of $1,813,000 for the same period last year.

    Cash used in operations for the quarter ended March 31, 2001 totaled $2,492,000 compared to cash used of $6,903,000 for the corresponding period last year. Cash used during the quarter consisted primarily of the consolidated net loss, increases in accounts receivable, and decreases in accounts payable and other accrued liabilities, all partially offset by a decrease in inventory of $1,855,000. Cash used during the quarter ended March 31, 2000 included decreases in accounts payable, other accrued liabilities, and income taxes payable totaling $3,179,000.

    Cash used in investing activities was $65,000 for capital expenditures and insurance premiums. Cash provided by financing activities totaled $1,896,000 consisting primarily of net borrowings under the Company's revolving credit agreement.

"FORWARD LOOKING STATEMENTS"
----------------------------

      Certain of the preceding paragraphs contain "forward looking statements" under the securities laws of the United States. Actual results may vary from anticipated results as a result of various risks and uncertainties, including sales patterns, overall economic conditions, competition, pricing, consumer buying trends and other factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

    During the quarter ended March 31, 2001, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)      Exhibit No.     Description
         -----------     -----------

            None.

(b)   Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on March 30, 2001, May 1, 2001, and May 29, 2001 with respect to events reported under Item 5 - Other Events.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SWANK, INC.
                                   -----------
                                   Registrant

                                /s/Jerold R. Kassner
                                   -----------------
                                   Jerold R. Kassner
                                   Senior Vice President,
                                   Chief Financial Officer
                                   And Treasurer


Date:    June 19,  2001