Form 10-Q
period 2001-06-30
SWANK INC
filed 2001-08-17
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                        -----------------
                            FORM 10-Q
(Mark One)

  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 2001

                               OR

     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT  OF 1934

      For the transition period from           to _________

                 Commission file number   1-5354

                           SWANK, INC.
     (Exact name of registrant as specified in its charter)

Delaware                                          04-1886990
(State or other                          (IRS employer
 jurisdiction of incorporation           identification number)
 or organization)

6 Hazel Street, Attleboro, Massachusetts              02703
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


     Title of Class           Shares Outstanding on July 31, 2001
Common Stock, $.10 par value            5,522,490


                           SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                              June 30, 2001   December 31, 2000
          ASSETS
Current:
  Cash and cash equivalents                             $178               $999
  Accounts receivable, less allowances
    of $4,727 and $8,989                              13,583             14,386
  Inventories
          Raw materials                      $4,169            $6,347
          Work in process                     3,143             3,616
          Finished goods                     13,678   20,990   21,297    31,890
  Deferred income taxes                                1,450              1,450
  Income taxes recoverable                                 -              1,941
  Prepaid and other                                    1,944              1,270
  Net assets of discontinued operations                  961                  -

          Total current assets                        39,106             51,936

Property, plant and equipment, at cost       17,235            21,722
   less accumulated depreciation and         14,849    2,386   17,744     3,978
   amortization
Other assets                                           6,732              6,583


  Total assets                                       $48,224            $62,497

          LIABILITIES
Current:
  Notes payable to banks                             $15,739            $21,104
  Current portion of long-term debt                       65                154
  Accounts payable                                     1,759              3,120
  Accrued employee compensation                        2,526              3,367
  Other current liabilities                            6,858              4,685

          Total current liabilities                   26,947             32,430

Long-term obligations                                 13,334              8,821


          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 5,633,712 and 5,633,712 shares                563                563
Capital in excess of par value                         1,440              1,440
Retained earnings                                      6,159             19,677
Accumulated other comprehensive income                    28                 88
                                                       8,190             21,768

Treasury stock, at cost, 111,222 shares and            (236)              (236)
111,173 shares
Deferred employee benefits                              (11)              (286)
          Total stockholders' equity                   7,943             21,246

Total liabilities and  stockholders' equity          $48,224            $62,497


The accompanying notes are an integral part of the condensed consolidated financial statements.


                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
          (Dollars in thousands except per share data)
                ---------------------------------


                                                     2001        2000
Net sales                                         $20,277     $23,224

Cost of goods sold                                 13,804      15,827

Gross profit                                        6,473       7,397

Selling and administrative expenses                 8,054       9,038

Restructuring expenses                                  7         210

Loss from continuing operations                   (1,588)     (1,851)

Interest expense, net                                 305         361

Loss from continuing operations before income     (1,893)     (2,212)
taxes and minority interest

Benefit for income taxes                                -       (885)

Minority interest in loss of consolidated               -          72
subsidiary

Loss from continuing operations                  $(1,893)    $(1,255)

Discontinued Operations:
  Loss from discontinued operations, net of       (2,654)       (276)
  income taxes of $0 and $184

  Loss on disposal of discontinued                (5,209)           -
  operations, net of income taxes of $0

Net loss                                         $(9,756)    $(1,531)

Share and per share information:
Basic (loss) per share:
Continuing operations                              $(.34)      $(.23)
Discontinued operations                            (1.43)       (.05)
Net (loss)                                        $(1.77)      $(.28)
Diluted (loss) per share:
Continuing operations                              $(.34)      $(.23)
Discontinued operations                            (1.43)       (.05)
Net (loss)                                        $(1.77)      $(.28)

Weighted average common shares outstanding      5,522,490	5,522,520

Weighted average common shares outstanding	5,522,490	5,522,520
assuming dilution

The accompanying notes are an integral part of the condensed consolidated financial statements.


                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE SIX MONTHS  ENDED JUNE 30, 2001 AND 2000
          (Dollars in thousands except per share data)
                ---------------------------------

                                                     2001        2000
Net sales                                         $40,258     $46,425

Cost of goods sold                                 27,712      32,566

Gross profit                                       12,546      13,859

Selling and administrative expenses                15,469      17,206

Restructuring expenses                                473       1,241

Loss from continuing operations                   (3,396)     (4,588)

Interest expense, net                                 691         677

Loss from continuing operations before income     (4,087)     (5,265)
taxes and minority interest

Benefit for income taxes                                -     (2,106)

Minority interest in loss of consolidated               -          42
subsidiary

Loss from continuing operations                   (4,087)     (3,117)

Discontinued Operations:
  Loss from discontinued operations, net of       (4,222)	     (13)
  income taxes of $0 and $9

  Loss on disposal of discontinued operations,    (5,209)           -
  net of income taxes of $0

Net loss                                        $(13,518)    $(3,130)

Share and per share information:
Basic (loss) per share:
Continuing operations                              $(.74)      $(.57)
Discontinued operations                            (1.71)           -
Net (loss)                                        $(2.45)      $(.57)
Diluted (loss) per share:
Continuing operations                              $(.74)      $(.57)
Discontinued operations                            (1.71)           -
Net (loss)                                        $(2.45)      $(.57)

Weighted average common shares outstanding      5,522,490   5,522,520

Weighted average common shares outstanding      5,522,490   5,522,520
assuming dilution

  The accompanying notes are an integral part of the condensed consolidated financial statements




                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     (Dollars in thousands)
                         --------------

                                                           2001       2000
Cash flows from operating activities:

Net (Loss)                                          $(13,518)     $(3,130)

Adjustments to reconcile net (loss)
  to net cash (used in) operations:

  Depreciation and amortization                           475         710
  Loss on disposal of assets                              194           -
  Loss on disposal of division                          5,209           -
  Amortization of deferred (gain) on sale of asset       (78)           -
  (Recovery) of bad debts                                (62)        (199)
  Minority interest in net (loss) of consolidated           -        (138)
  subsidiary

Changes in assets and liabilities:
   Decrease in accounts receivable                      3,317        1,358
   Decrease in inventory                                4,717        1,191
   Decrease (Increase) in income taxes recoverable      1,941      (2,301)
   (Increase) in prepaid and other current assets       (699)      (1,004)
   (Increase) Decrease in other noncurrent assets       (106)          39
   (Decrease) in accounts payable                     (2,593)      (2,736)
      and other accrued liabilities
   (Decrease) in income taxes payable                       -      (1,701)
    Increase in long-term obligations                       69         303

           Net cash (used in) operations              (1,134)      (7,608)


Cash flows from investing activities:
  Capital expenditures                                  (216)        (301)
  Premiums on life insurance                             (43)        (358)
  Net proceeds from sales of fixed assets               5,822            4
           Net cash provided by (used in) investing     5,563        (655)
           activities

Cash flows from financing activities:
  Borrowing under revolving credit agreements          23,630      39,598
  Payments of revolving credit obligations           (28,995)     (32,284)
  Principal payments on long-term debt                  (100)         (65)
  Advance to (reduction in) retirement plan               275         (85)
            Net cash (used in) provided by            (5,190)        7,164
            financing activities

  Currency translation adjustment                        (60)            8

  Net (decrease) in cash and cash equivalents           (821)      (1,091)

  Cash and cash equivalents at beginning of period        999        1,258

  Cash and cash equivalents at end of period             $178        $167

The accompanying notes are an integral part of the condensed consolidated financial statements.



SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2001 and 2000. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 2000 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the annual report.

   The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the six months ended June 30, 2001 which the Company was able to fund from bank financing currently in place and from the proceeds of certain transactions as described in Notes 7 and 8. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

   At March 31, 2001, the Company was not in compliance with the Net Tangible Net Worth ratio as required by the 1998 Revolving Credit and Security Agreement (the "1998 Credit Agreement"), as amended. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

   The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including closing its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; exiting the women's costume jewelry business; and, instituting process improvements to improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001 (Note 5); the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. In April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service for federal income taxes paid in prior years. The Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years during the second quarter of 2001 (Note 7). In addition, on July 10, 2001 the Company entered into an agreement with K&M Associates, L.P. ("K&M"), a subsidiary of American Biltrite Inc., to sell certain of its women's jewelry assets at a purchase price of approximately $4,600,000 (Note 8). The net proceeds of the sale of the South Norwalk, Connecticut manufacturing facility and the sale of certain of its women's jewelry assets (which closed on July 23, 2001) were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.



SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


   Although no assurances can be given, the Company believes that attaining adequate sales revenue will provide sufficient liquidity for the Company to continue to operate as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern in its present form.

(2)During the quarter ended June 30, 2001, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote J of the 2001 Annual
   Report to Stockholders except for those discussed in Note 7.

(3)The following table sets forth the computation of the net loss per share for the quarters ended June 30, 2001 and June
   30, 2000 (in thousands, except for share and per share data):

                                                      Quarter              Six Months
                                                   Ended June 30,        Ended June 30,
                                                   2001       2000       2001        2000
Numerator:
Net (loss)                                     $(9,756)   $(1,531)  $(13,518)    $(3,130)

Denominators:
Shares used in computing net (loss) per
   common share                               5,522,490  5,522,520  5,522,490   5,522,520
Effect of dilutive options                           -           -          -           -
Shares used in computing net (loss) per       5,522,490  5,522,520  5,522,490   5,522,520
common share assuming dilution

Basic (loss) per share:
     Continuing operations                       $(.34)     $(.23)     $(.74)      $(.57)
     Discontinued operations                     (1.43)      (.05)     (1.71)           -
     Net (loss)                                 $(1.77)     $(.28)    $(2.45)      $(.57)

Diluted (loss) per share:
Continuing operations                            $(.34)     $(.23)     $(.74)      $(.57)
Discontinued operations                          (1.43)      (.05)     (1.71)           -
Net (loss)                                      $(1.77)     $(.28)    $(2.45)      $(.57)


(4) Segment Information. As further described in Note 8 below, during the second quarter the Company entered into an agreement to sell certain assets pertaining to its women's costume jewelry business and developed a plan to dispose of its remaining women's jewelry business. After the disposition of the women's jewelry business, the Company will have only one reportable segment.

(5) Restructuring. During the first quarter 2001, Management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $765,000 during the first quarter of 2001 for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments affecting approximately 85 employees, of which $292,000 has been reclassified to discontinued operations and $473,000 is included in the results of continuing operations. The restructuring charge has been stated separately in the Condensed Consolidated Statement of Operations for the quarter ended June 30, 2001. As of June 30, 2001, approximately $538,000 has been paid and $227,000 is included in Other Liabilities in the Condensed Consolidated Balance Sheet. The Company expects that the remaining liability will be paid by December 31, 2001. Management believes that additional restructuring charges may be

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

   incurred during the year in connection with the Company's ongoing cost reduction program and other initiatives designed to improve profitability.

   On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to third-party vendors. Manufacturing operations at Attleboro ceased during the second quarter of 2000. In connection with the Attleboro closure, the Company recorded a restructuring charge of $2,041,000 in 2000 of which $545,000 was reclassified to discontinued operations and $1,496,000 was included in the results of continuing operations, including $1,400,000 recorded during the first quarter 2000 to cover employee severance and other payroll related costs for approximately 195 employees affected by the closure of the facility. The remaining $641,000 of the restructuring charge was recorded during the third and fourth quarters of 2000 to recognize adjustments to management's estimates as a result of management's decision to further reduce the production labor staff. As of June 30, 2001 approximately $1,636,000 had been paid, $330,000 was recorded as a curtailment loss on post-retirement benefits in 2000, and a liability of $75,000 which is included in Other Liabilities on the Condensed Consolidated Balance Sheet remains to be paid. The Company expects to fully pay the remaining liability by September 30, 2001.

   On April 6, 2001, the Company ceased production operations at Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros"), its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management determined that Joyas y Cueros could not be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. In connection with the plant closure, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 and an additional $161,000 during the second quarter of 2001 in connection with the termination of its manufacturing operations which was included in Cost of Sales on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2001. As part of the restructuring and plant closure, approximately 150 employees were terminated. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by December 31, 2001.

(6) Bank Financing. At December 31, 2000, the Company was not in compliance with the Bank's Fixed Charge Coverage and Tangible Net Worth ratios as required by the 1998 Credit Agreement, as amended. The Bank waived those requirements as of and for the quarter ended December 31, 2000 through a Bank Waiver dated April 16, 2001. The Company entered into a Fifth Amendment of the 1998 Credit Agreement (the "Fifth Amendment"). The Fifth Amendment modified the 1998 Credit Agreement by, among other things, deleting the requirement to maintain a Fixed Charge Coverage Ratio; revising the minimum Net Tangible Worth covenants for March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001; reducing the permitted seasonal collateral overadvance from $3 million to $1.5 million; setting the interest rate on borrowings equal to the Bank's prime rate plus 1.50% and eliminating the Eurodollar borrowing option; and setting the termination date of the 1998 Credit Agreement at June 25, 2002. In addition, the Bank established a reserve against the Company's women's jewelry inventory, as permitted by the 1998 Credit Agreement, as amended, that decreased availability by approximately $3 million pending the sale of these assets. As further described in Note 8 below, the Company sold certain of its women's jewelry inventory on July 23, 2001 as part of a plan to exit the women's costume jewelry business and accordingly, the reserves pertaining to this inventory have been eliminated. The Company does not believe that the imposition of such reserves on its remaining women's jewelry inventory will have a material affect on its liquidity.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

   At March 31, 2001, the Company was not in compliance with the Net Tangible Net Worth ratio as required by the 1998 Credit Agreement, as amended. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

   On July 16, 2001, the Company entered into a Seventh Amendment of the 1998 Credit Agreement (the "Seventh Amendment") in connection with the sale of certain of its women's jewelry assets to K&M (Note 8). The Seventh Amendment, among other things, reduced the maximum amount of revolving advances from $30,000,000 to $25,000,000 at all times subsequent to the sale of the women's jewelry assets and removed the applicable women's jewelry accounts receivable and inventory from the collateral base. The Seventh Amendment also provided for the Bank's consent to the sale.

(7) Sale and Lease-Back. On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The net proceeds to the Company of the sale of its manufacturing facility were approximately $5,800,000 reflecting a sale price of $6,100,000 million less direct fees and expenses associated with the sale. Under the terms of the contract of sale, the Company was also required to fund an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. The Company contemporaneously leased back the facility from the purchaser for a period of 10 years. Under the terms of the lease agreement, which the Company has classified as an operating lease for financial reporting purposes, the Company will pay monthly rent at a rate of approximately $57,000 that increases over the term of the lease to approximately $74,000 a month in year 10. The Company is also responsible for all taxes, insurance, and routine maintenance for the manufacturing facility. This transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's balance sheet at closing and is being amortized over the lease term. The Company recorded amortization income of $78,000 through June 30, 2001.

(8) Discontinued Operations. On July 23, 2001, the Company disposed of certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price, which was calculated in accordance with certain formulas determined as a result of arm's length negotiation between the Company and K&M and which are set forth in the Agreement, is subject to adjustment under certain circumstances. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company will provide certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). The services provided by the Company may be terminated earlier as provided by the Transition Agreement. Under the terms of the Transition Agreement, the Company will be reimbursed by K&M for its direct costs associated with performing the transition services.

   In connection with the disposal of its women's costume jewelry business, the Company recorded a non-recurring charge of $5,209,000 net of income tax benefit of $0. Based on the information available to it earlier, the Company had originally estimated this loss, net of tax benefits, to be approximately $6,000,000. The components of the charge are set forth in the following table:


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


 Description                                                  Amount
 Difference between net book value of assets sold and     $1,576,000
 cash proceeds received
 Accrual for certain remaining liabilities associated      1,946,000
 with the Company's women's jewelry business including
 lease obligations and minimum royalties for licenses
 not transferred to K&M
 Additional reserves for women's jewelry assets not        1,193,000
 sold to K&M
 Legal, professional, and other fees and expenses            494,000
 associated with the disposition of the women's jewelry
 business
 Total loss on disposition                                $5,209,000

   The disposition of the women's jewelry business represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, the results of this operation have been classified as discontinued, and prior periods have been restated with certain fixed overhead charges reallocated to the remaining Men's Accessories business segment. Proceeds from the sale of assets to K&M were used to repay borrowings outstanding under the 1998 Credit Agreement.

(9)During the second quarter, the Company announced that it received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company expects that its shares will now be traded in the over-the-counter market. The Company historically has not relied on the public equity markets for external funding and does not anticipate any adverse financial consequences resulting from Nasdaq's action.

(10)New Accounting Pronouncements. In December 1999, the
   Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B
   ("SAB 101"), which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company adopted SAB No. 101 in the fourth quarter of 2000. The adoption of SAB 101 has resulted in the re-classification of certain in-store customer allowances from selling and administrative expenses to Net Sales. Net sales, gross profit, and selling and administrative expenses shown in the Company's Consolidated Statement of Operations have been restated to conform with the requirements of SAB 101. The effect of SAB 101 on the Company's financial statements was to reduce Net Sales, Gross Profit, and Selling and Administrative expenses by $2,110,000 for the quarter ended June 30, 2000. This reclassification had no effect on consolidated net income.

(11)Pro forma financial statements. The following unaudited pro forma consolidated condensed statements of operations for the three month and six month periods ended June 30, 2000 are based on the historical consolidated statements of operations of the Company after giving effect to the classification of the women's jewelry segment as discontinued operations as described in Note 8.

   The unaudited pro forma consolidated financial statements below are provided for information purposes only and are based upon certain assumptions that the Company believes are reasonable under the circumstances. The pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the disposition had been consummated on the dates indicated nor does it purport to indicate the future financial position or results of operations of the Company.

   The unaudited pro forma consolidated condensed financial information should be read in conjunction with the Company's historical consolidated financial statements and notes thereto previously filed in the Company's Form 10-Q for the quarter ended June 30, 2000.


   SWANK, INC.
   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE QUARTER ENDED JUNE 30, 2000
   (Dollars in thousands except per share data)
   (Unaudited)

                                              Historical  Adjustments  Pro Forma
   Net sales                                     $34,578      $11,354    $23,224

   Cost of goods sold                             21,698        5,871     15,827

   Gross profit                                   12,880        5,483      7,397

   Selling and administrative expenses            14,738        5,700      9,038

   Restructuring expenses                            280           70        210

   (Loss) from continuing operations             (2,138)        (287)    (1,851)

   Interest expense, net                             606          245        361

   (Loss) from continuing operations before      (2,744)        (532)    (2,212)
   income taxes and minority interest

   Provision (benefit) for income taxes          (1,097)        (212)      (885)

   Minority interest in loss of consolidated         116           44         72
   subsidiary

   (Loss) from continuing operations, net of     (1,531)            -    (1,255)
   income taxes

   (Loss) from discontinued operations, net            -        (276)      (276)
   of income taxes

   Net (loss)                                   $(1,531)       $(276)   $(1,531)
   Share and per share information:

   Basic (loss) per share:
   Continuing operations                          $(.28)       $    -     $(.23)
   Discontinued operations                             -        .(05)      (.05)
   Net (loss)                                     $(.28)       $(.05)     $(.28)

   Diluted (loss) per share:
   Continuing operations                          $(.28)       $    -     $(.23)
   Discontinued operations                             -        (.05)      (.05)
   Net (loss)                                     $(.28)       $(.05)     $(.28)

   Weighted average common shares              5,522,520 	5,522,520  5,522,520
   outstanding

   Weighted average common shares              5,522,520    5,522,520  5,522,520
   outstanding assuming dilution



   SWANK, INC.
   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000
   (Dollars in thousands except per share data)
   (Unaudited)

                                              Historical  Adjustments  Pro Forma
   Net sales                                     $66,707      $20,282    $46,425

   Cost of goods sold                             44,782       12,216     32,566

   Gross profit                                   21,925        8,066     13,859

   Selling and administrative expenses            24,693        7,487     17,206

   Restructuring expenses                          1,680          439      1,241

   (Loss) from continuing operations             (4,448)          140    (4,588)

   Interest expense, net                             998          321        677

   (Loss) from continuing operations before      (5,446)        (181)    (5,265)
   income taxes and minority interest

   Provision (benefit) for income taxes          (2,178)         (72)    (2,106)

   Minority interest in loss of consolidated         138           96         42
   subsidiary

   (Loss) from continuing operations, net of     (3,130)            -    (3,117)
   income taxes

   (Loss) from discontinued operations, net            -         (13)       (13)
   of income taxes

   Net (loss)                                   $(3,130)        $(13)   $(3,130)
   Share and per share information:

   Basic (loss) per share:
   Continuing operations                          $(.57)        $   -     $(.57)
   Discontinued operations                             -            -          -
   Net (loss)                                      (.57)        $   -     $(.57)

   Diluted (loss) per share:
   Continuing operations                          $(.57)        $   -     $(.57)
   Discontinued operations                             -            -          -
   Net (loss)                                     $(.57)        $   -     $(.57)


   Weighted average common shares              5,522,520	5,522,520  5,522,520
   outstanding

   Weighted average common shares	           5,522,520	5,522,520  5,522,520
   outstanding assuming dilution

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


   Notes to Consolidated Condensed Pro Forma Financial
   Statements

   1. Revenues and expenses directly associated with the Company's Women's Jewelry division have been presented as discontinued operations.

   2. Certain shared fixed expenses including rents, depreciation, professional fees, utilities, and other occupancy costs which the Company historically has allocated to its operating divisions based on revenue or space utilization have not been allocated to discontinued operations unless the shared expenses will be reduced in the future as a result of the disposition.

   3. Corporate general and administrative costs historically allocated pro rata to the Company's Women's Jewelry division based on gross revenue have not been allocated to discontinued operations unless the shared expenses will be reduced in the future as a result of the disposition.

   4. Interest expense was eliminated under the assumption that the cash proceeds from the sale of certain of the women's costume jewelry division's assets were used to eliminate outstanding borrowings under the existing credit facility related to the women's costume jewelry division assets sold.


Item 2.  Management's Discussion and Analysis of the Financial
Condition and Results of Operations

Overview

As part of its strategy to focus on its core strength in the men's accessories business, the Company disposed of certain of its women's costume jewelry assets on July 23, 2001 pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price, which was calculated in accordance with certain formulas determined as a result of arm's length negotiation between the Company and K&M and which are set forth in the Agreement, is subject to adjustment under certain circumstances. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company will provide certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). The services provided by the Company may be terminated earlier as provided by the Transition Agreement. Under the terms of the Transition Agreement, the Company will be reimbursed by K&M for its direct costs associated with performing the transition services.

APB Opinion No. 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any loss on disposal of a segment of a business be reported in conjunction with the related results of discontinued operations.
Accordingly, the Company has restated its results from operations for all prior periods presented. During the quarter, the Company recorded a non-recurring charge of $5,209,000 net of income tax benefit of $0 to reflect the difference between the net book value and the cash proceeds received for the assets sold to K&M; a valuation adjustment associated with certain inventory not sold to K&M; a provision for the remaining obligations under certain license agreements not assigned to K&M; and accruals for other expenses directly associated to the disposition including legal and broker's fees. See Note 8.

The Company is currently engaged in the manufacture, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. These products are sold both domestically and internationally, principally through department stores, and also through specialty stores and mass merchandisers. The Company operates a number of factory outlet stores primarily to distribute excess and out of line merchandise.


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


Net Sales

Net sales for the quarter and six months ended June 30, 2001 declined $2,947,000 or 12.7% and $6,167,000 or 13.3%
respectively, compared to the quarter and six months ended June 30, 2000. The decrease in net sales for both the quarter and year to date period ended June 30, 2001 was primarily due to lower shipments of private label belts and personal leather goods, offset in part by initial shipments of the Company's Tommy Hilfiger merchandise collections which were launched during the second quarter. The decrease in Net Sales for the quarter and six months ended June 30, 2001 were also impacted by the returns adjustment described below. The Company made substantial shipments of men's belts and

Item 2.  Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

personal leather goods during the first quarter of 2000 that accompanied new product introductions at several major accounts. Net Sales during the quarter and six months ended June 30, 2001 continued to be adversely affected by a relatively weak economy characterized by an extremely volatile stock market and numerous announcements of layoffs and corporate earnings disappointments. Department stores have been especially hard hit by consumers' concern over the likely direction of the economy which has constrained retail spending and generally reduced the demand for the Company's merchandise.

Included in net sales for both the quarter and the six months ended June 30, 2001, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased Net Sales by $479,000 and $1,740,000 for the quarters and six month periods
ended June 30, 2001 and June 30, 2000, respectively.   The
Company's actual return experience during the spring season of 2001 was better than anticipated at December 31, 2000 principally due to lower than expected returns for men's belts.

Gross Profit

Gross profit for the quarter and six months ended June 30, 2001 was $6,473,000 and $12,546,000, respectively, reflecting a decrease of $924,000 or 12.5% and $1,313,000 or 9.5% compared to the quarter and six months ended June 30, 2000, respectively.

Gross profit expressed as a percentage of Net Sales for the quarter ended June 30, 2001 was 31.9%, unchanged from the corresponding prior year period. For the six months ended June 30, 2001 gross profit expressed as a percentage of Net Sales increased to 31.2% from 29.9% compared to the same period last year.

Included in gross profit for both the quarter and the six months ended June 30, 2001, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to Net Sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $481,000 and $985,000 for the quarters and six month periods ended June 30, 2001 and June 30, 2000 respectively.

The increase in gross profit expressed as a percentage of Net Sales for the six months ended June 30, 2001 was primarily due to decreases in certain manufacturing and purchase price variances and reduced manufacturing overhead and related costs resulting from the restructuring initiatives discussed in Note 5 to the condensed consolidated financial statements. These increases were partially offset by higher average product costs on shipments of the Company's belts and personal leather goods resulting from a less favorable sales mix, lower net sales, and the returns adjustment described above. For the six months ended June 30, 2001, shipments to mass merchandising customers were 18.2% of total sales volume compared to 15.0% for the corresponding period last year.

Selling and Administrative Expenses

Selling and administrative expenses decreased $984,000 or 10.9% and $1,737,000 or 10.1% for the quarter and six months ended June
30, 2001, respectively, compared to the quarter and six months ended June 30, 2000, respectively.

Selling expenses for the quarter and six months ended June 30, 2001 decreased by $886,000 or 14.1% and $1,598,000 or 13.3%, respectively, compared to the same periods last year. Selling expenses totaled 26.5% of net sales for the quarter and 25.8% for the six months ended June 30, 2001 compared to 27.0% and 25.8%, respectively, for the same periods last year. The decrease in selling expenses for the quarter and six months ended June 30, 2001 compared to last year was primarily due to lower compensation costs resulting from the Company's restructuring program, reduced controllable

Item  2.   Management's Discussion and Analysis of the  Financial
Condition and Results of Operations (continued)

expenses including travel, entertainment, and other discretionary spending, and decreased variable costs associated with lower net sales. Advertising and promotional expenses totaled 2.5% of net sales for the quarter and 2.4% for the six months ended June 30, 2001 compared to 2.1% and 2.2%, respectively, for the corresponding periods in 2000.

Administrative expenses for the quarter and six months ended June 30, 2001 decreased by $98,000 or 3.5% and $139,000 or 2.7%, respectively, compared to the quarter and six months ended June 30, 2000. Administrative expenses for the quarter and six months ended June 30, 2001 were favorably affected by a reduction in compensation and related costs which were largely offset by an increase in professional fees incurred primarily in connection with the transactions described in Notes 7 and 8. Administrative expenses for the six months ended June 30, 2000 included a gain of $476,000 resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a demutualization).

Restructuring Charges

During the first quarter 2001, Management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $765,000 during the first quarter of 2001for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments affecting approximately 85 employees, of which $292,000 has been reclassified to discontinued operations and $473,000 is included in the results of continuing operations. As of June 30, 2001, approximately $538,000 has been paid and $227,000 is included in Other Liabilities in the Condensed Consolidated Balance Sheet. The Company expects that the remaining liability will be paid by December 31, 2001. Management believes that additional restructuring charges may be incurred during the year in connection with the Company's ongoing cost reduction program and other initiatives designed to improve profitability

On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to third-party vendors. Manufacturing operations at Attleboro ceased during the second quarter of 2000. In connection with the Attleboro closure, the Company recorded a restructuring charge of $2,041,000 in 2000 of which $545,000 was reclassified to discontinued operations and $1,496,000 was included in the results of continuing operations, including $1,400,000 recorded during the first quarter 2000 to cover employee severance and other payroll related costs for approximately 195 employees affected by the closure of the facility. The remaining $641,000 of the restructuring charge was recorded during the third and fourth quarters of 2000 to recognize adjustments to management's estimates as a result of management's decision to further reduce the production labor staff. As of June 30, 2001 approximately $1,636,000 had been paid, $330,000 was recorded as a curtailment loss on post-retirement benefits in 2000, and a liability of $75,000 which is included in Other Liabilities on the Condensed Consolidated Balance Sheet remains to be paid. The Company expects to fully pay the remaining liability by September 30, 2001.

On April 6, 2001, the Company ceased production operations at Joyas y Cueros its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management determined that Joyas y Cueros could not be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. In connection with the plant closure, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 and an additional $161,000 during the second quarter of 2001 in connection with the termination of its manufacturing operations which was included in Cost of Sales on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2001. As part of the restructuring and plant closure, approximately 150 employees were



Item 2.  Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

terminated. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by December 31, 2001.

Interest Expense

Net interest expense decreased by $56,000 and increased by $14,000 for the quarter and six months ended June 30, 2001, respectively compared to the same periods last year. The decrease during the quarter was due to lower average borrowings primarily as a result of the transaction discussed in Note 7 and lower average borrowing rates compared to the corresponding periods last year. The increase for the six months ended June 30, 2001 was primarily due to higher average borrowings associated with continuing operations.

Provision for Income Taxes

The Company did not record an income tax benefit on the consolidated pre-tax loss for the quarter or six months ended June 30, 2001. At December 31, 2000, the Company recorded a valuation allowance on its deferred tax asset in the amount of $5,209,000 to reduce the asset to its estimated net realizable value. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences that created the deferred tax asset are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefit of these deductible temporary differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised based on actual results. For the quarter and six months ended June 30, 2000, the Company recorded an income tax benefit on the consolidated pre-tax loss at an effective income tax rate of 40.0% which approximated the blended state and federal statutory rates.

Discontinued Operations

The following table summarizes loss from discontinued operations, net  of  tax, for the quarter and six months ended June 30,  2001 and 2000 (in thousands):

                                     Three Months ended      Six Months ended
                                           June 30                June 30
                                          2001      2000         2001      2000
   (Loss) from discontinued
   women's costume jewelry            $(2,654)    $(460)     $(4,222)     $(22)
   business

   (Loss) on disposition of
   women's costume jewelry             (5,209)         -      (5,209)         -
   business

   Income tax benefit for
   discontinued operations                   -       184           -         9
                                      $(7,863)    $(276)     $(9,431)    $(13)


Revenues and expenses directly associated with the Women's division have been presented as discontinued operations. Certain general administrative costs and shared fixed costs including rents, depreciation, professional fees, utilities, and other occupancy costs that the Company has historically allocated to its operating divisions based on revenue or space utilization have not been allocated to discontinued operations unless the expenses were assumed to be reduced in the future as a result of the disposition.

Interest expense was eliminated under the assumption that the cash proceeds from the sale of certain of the women's costume jewelry division's assets were used to eliminate outstanding borrowings under the existing credit facility related to the women's costume jewelry division assets sold.

Item  2.   Management's Discussion and Analysis of the  Financial
Condition and Results of Operations (continued)

The net loss from discontinued operations for the quarter and six months ended June 30, 2001 (excluding the loss on disposition of $5,209,000) was $2,654,000 and $4,222,000 respectively, compared to a net loss of $276,000 (net of tax
benefit of $184,000) and $13,000 (net of tax benefit of $9,000) for the corresponding periods in 2000. The increased net loss was primarily due to lower net sales for women's jewelry in 2001 compared to the prior year. During the first half of 2001, several of the Company's major women's jewelry customers reassessed their buying plans for new merchandise in anticipation of a transfer in ownership of certain branded and private label businesses. The Company also increased its efforts to reduce the excess and discontinued inventory balances for these brands which adversely affected gross profit margins during the quarter and six months ended June 30, 2001.

As discussed in Note 8, the Company recorded a loss on the disposition of its women's jewelry division of $5,209,000. The loss on disposition consists of the difference between the net book value of the assets sold and the cash proceeds received from K&M; a provision for additional reserves on the remaining women's jewelry assets not sold to K&M; accruals for remaining payments on license and lease agreements not assigned or transferred to K&M; ; and other fees and expenses directly attributable to the disposition including legal and broker's expenses.


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

As part of the Fifth Amendment of the 1998 Credit Agreement, the Company obtained a seasonal overadvance of $1.5 million for the period July 1, 2001 through November 30. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001. Management believes the revolving credit facility will be sufficient to meet the Company's cash requirements.

On July 16, 2001, the Company entered into the Seventh Amendment of the 1998 Credit Agreement in connection with the sale of certain of its women's jewelry assets to K&M (Note 8). The Seventh Amendment, among other things, reduced the maximum amount of revolving advances from $30,000,000 to $25,000,000 at all times subsequent to the sale of the women's jewelry assets and removed the applicable women's jewelry accounts receivable and inventory from the collateral base. The Seventh Amendment also provided for the Bank's consent to the sale.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2000 which the Company was able to fund from bank financing currently in place and from the proceeds of certain transactions as described in Notes 7 and 8. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; exiting the women's costume jewelry business; and, instituting process improvements to improve operating


Item 2.  Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 (of which $545,000 has been reclassified to discontinued operations and $1,496,000 is included in the results of continuing operations) and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa
Rica manufacturing facility during the second quarter of 2001
(Notes 1 and 5); the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. In April 2001, the Company received a refund of $2,251,000 from the Internal
Revenue Service for federal income taxes paid in prior years. The Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years during the second quarter of 2001. In addition, on July 10, 2001 the Company entered into an agreement with K&M to sell certain of its women's jewelry assets at a purchase price of approximately $4,600,000 (Note 8).
The net proceeds from the sale of the Company's South Norwalk, Connecticut manufacturing facility and from the sale of its women's jewelry assets to K&M (which closed on July 23, 2001) were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.

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

The Company's working capital decreased by $7,347,000 during the six months ended June 30, 2001 compared to a decrease of $3,012,000 for the same period last year. The decrease was primarily due to the sale of certain assets associated with the Company's women's jewelry business to K&M (Note 8) and the reclassification of the remaining women's jewelry assets and liabilities as discontinued operations at June 30, 2001.

Cash used in operations for the six months ended June 30, 2001 totaled $1,134,000 compared to cash used of $7,608,000 for the six months ended June 30, 2000. Cash used in operations for the current period consisted primarily of the consolidated net loss, after giving effect to the loss on disposition of the Company's women's jewelry business, and reductions in accounts receivable, inventory and income taxes recoverable, offset by decreases in accounts payable and other accrued liabilities. The decrease in accounts receivable is due to the sale of certain women's jewelry trade accounts receivable to K&M, lower net sales for continuing operations, and seasonal reductions in accounts receivable allowances all offset by an increase of $4,540,000 reflecting the cash proceeds to be received from K&M at closing (July 23, 2001). The reduction in inventory also reflects the sale of women's jewelry inventory to K&M and reduced purchases, particularly of raw materials associated with the Company's belt business. Income taxes recoverable declined primarily as a result of the federal tax refund which was received in April 2001. Cash used in operations for the six months ended June 30, 2000 consisted primarily of the consolidated net loss, increases in certain prepaid costs and

Item 2.  Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

recoverable income taxes, and decreases in income taxes and accounts payable, offset in part by reductions in inventory and accounts receivable balances.

Cash provided by investing activities was $5,563,000 derived principally from the sale of the Company's Norwalk, CT manufacturing facility (Note 7), offset partially by capital expenditures and life insurance premiums. Cash used in financing activities totaled $5,190,000 consisting mostly of net payments against the Company's revolving credit agreement.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2001, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                   PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibit No. Description

           4.01.8 Seventh Amendment to the Revolving Credit and Security Agreement dated as of July 16, 2001 between the Company and PNC Bank, National Association, as lender and Agent.

          10.22 Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. Exhibit 2.1 to the Company's Form 8-K, filed on August 7, 2001, is incorporated herein by reference.


(b)  Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K on May 1, 2001 and May 29, 2001with respect to events reported under
    Item 5 - Other Events. The Company filed a report on Form 8-K on August 7, 2001 with respect to events reported under
    Item 2 - Acquisitions and Dispositions of Assets.


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



Date:    August 17, 2001