Form 10-Q
period 2001-09-30
SWANK INC
filed 2001-11-14
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                        -----------------
                            FORM 10-Q
(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2001

                               OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  ___________   to _________

                 Commission file number   1-5354

                           SWANK, INC.
     (Exact name of registrant as specified in its charter)

  Delaware                                           04-1886990
(State or other                    (IRS employer identification
 jurisdiction of incorporation      number)
 or organization)

  6 Hazel Street, Attleboro, Massachusetts                02703
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

Title of Class           Shares Outstanding on October 31, 2001
 5,522,490               Common stock, $.10 par value


                            SWANK, INC.
                PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements. CONDENSED CONSOLIDATED BALANCE
                      SHEETS (UNAUDITED)
                     (Dollars in thousands)


                                             September 30, 2001  December 31, 2000
          ASSETS
Current:
  Cash and cash equivalents                                $498               $999
  Accounts receivable, less allowances
    of $5,495 and $8,989                                 15,505             14,386
  Inventories
          Raw materials                          3,766             6,347
          Work in process                        2,318             3,616
          Finished goods                        17,787   23,871   21,927    31,890
  Deferred income taxes                                   1,450              1,450
  Income taxes recoverable                                    -              1,941
  Prepaid and other                                       1,264              1,270
  Net assets of discontinued operations                      64                  -

          Total current assets                           42,652             51,936

Property, plant and equipment, at cost          17,508            21,722
  less accumulated depreciation and
   amortization                                 15,086    2,422   17,744     3,978

Other assets                                              6,248              6,583

  Total assets                                          $51,322            $62,497

          LIABILITIES
Current:
  Notes payable to banks                                $20,269            $21,104
  Current portion of long-term debt                          18                154
  Accounts payable                                        4,208              3,120
  Accrued employee compensation                           2,910              3,367
  Other current liabilities                               4,273              4,685

          Total current liabilities                      31,678             32,430

Long-term obligations                                    13,293              8,821

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 5,633,712 and 5,633,712 shares                   563                563
Capital in excess of par value                            1,440              1,440
Retained earnings                                         4,598             19,677
Accumulated other comprehensive income                        -                 88
                                                          6,601             21,768
Treasury stock, at cost, 111,222 shares and
     111,222 shares                                       (236)              (236)
Deferred employee benefits                                 (14)              (286)
          Total stockholders' equity                      6,351             21,246

Total liabilities and  stockholders' equity             $51,322            $62,497


The accompanying notes are an integral part of the condensed consolidated financial statements.



                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
          (Dollars in thousands except per share data)
                ---------------------------------

                                                                2001       2000
Net sales                                                    $24,036    $26,403

Cost of goods sold                                            16,752     17,924

Gross profit                                                   7,284      8,479

Selling and administrative expenses                            7,154      8,759

Restructuring expenses                                             -        195

Income (loss) from continuing operations                         130      (475)

Interest expense, net                                            421        707

(Loss) from continuing operations before income taxes          (291)    (1,182)
and minority interest

(Benefit) for income taxes                                         -      (473)

Minority interest in loss of consolidated subsidiary               -         65

(Loss) from continuing operations                              (291)      (644)

Discontinued Operations:

 (Loss) from discontinued operations,
     net of income taxes of $0 and $(577)                          -      (827)

 (Loss) on disposal of discontinued operations,
     net of income taxes of $0                               (1,269)          -

Net (loss)                                                  $(1,560)   $(1,471)

Share and per share information:
Basic (loss) per share:
Continuing operations                                         $(.05)     $(.12)
Discontinued operations                                        (.23)      (.15)
Net (loss)                                                    $(.28)     $(.27)
Diluted (loss) per share:
Continuing operations                                         $(.05)     $(.12)
Discontinued operations                                        (.23)      (.15)
Net (loss)                                                    $(.28)     $(.27)

Weighted average common shares outstanding                 5,222,490  5,522,520

Weighted average common shares outstanding assuming
  dilution                                                 5,522,490  5,522,520


The accompanying notes are an integral part of the condensed consolidated financial statements.



                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2001 AND 2000
          (Dollars in thousands except per share data)
                ---------------------------------


                                                        2001       2000
Net sales                                           $ 64,294    $72,828

Cost of goods sold                                    44,464     50,490

Gross profit                                          19,830     22,338

Selling and administrative expenses                   22,623     25,965

Restructuring expenses                                   473      1,436

(Loss) from continuing operations                    (3,266)    (5,063)

Interest expense, net                                  1,112      1,384

(Loss) from continuing operations before
  income taxes and minority interest                 (4,378)    (6,447)


(Benefit) for income taxes                                 -    (2,579)

Minority interest in loss of consolidated
   subsidiary                                              -        107

(Loss) from continuing operations                    (4,378)    (3,761)

Discontinued Operations:
  (Loss) from discontinued operations, net of
     income taxes of $0 and $(649)                   (4,222)      (840)

  (Loss) on disposal of discontinued
      operations, net of income taxes of $0          (6,478)          -

Net (loss)                                         $(15,078)   $(4,601)

Share and per share information:
Basic (loss) per share:
Continuing operations                               $  (.79)     $(.68)
Discontinued operations                               (1.94)      (.15)
Net (loss)                                           $(2.73)     $(.83)
Diluted (loss) per share:
Continuing operations                               $  (.79)     $(.68)
Discontinued operations                               (1.94)      (.15)
Net (loss)                                           $(2.73)     $(.83)

Weighted average common shares outstanding         5,522,490  5,522,520

Weighted average common shares outstanding
   assuming dilution                               5,522,490  5,522,520


The accompanying notes are an integral part of the condensed consolidated financial statements




                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (Dollars in thousands)
                         --------------

                                                                 2001         2000
Cash flows from operating activities:

Net (Loss)                                                 $(15,078)      $(4,601)

Adjustments to reconcile net (loss)
  to net cash (used in) operations:

  Depreciation and amortization                                  682        1,085
  Loss (Gain) on disposal of assets                               94         (48)
  Loss on disposal of division                                 6,478            -
  Amortization of deferred (gain) on sale of asset             (195)            -
  (Recovery) of bad debts                                       (61)        (194)
  Minority interest in net (loss) of consolidated
   subsidiary                                                      -        (241)

Changes in assets and liabilities:
  Decrease (Increase) in accounts receivable                   2,159       (7,094)
  Decrease (Increase) in inventory                             2,096         (966)
  Decrease (Increase) in income taxes recoverable              1,941       (3,886)
  (Increase) in prepaid and other current assets               (516)         (449)
  Decrease in other noncurrent assets                            473            85
  (Decrease) Increase in accounts payable
    and other accrued liabilities                            (2,338)         6,448

  (Decrease) in income taxes payable                               -       (1,701)
  (Decrease) in long-term obligations                          (784)             -
      Net cash (used in) operations                          (5,049)      (11,562)


Cash flows from investing activities:
  Capital expenditures                                         (334)         (478)
  Premiums on life insurance                                   (138)         (496)
  Net proceeds from sales of fixed assets                      5,822            66
      Net cash provided by (used in) investing activities      5,350         (908)

Cash flows from financing activities:
  Borrowing under revolving credit agreements                 37,048        56,466
  Payments of revolving credit obligations                  (37,882)      (44,663)
  Principal payments on long-term debt                         (151)         (110)
  Advance to (reduction in) retirement plan                      271         (217)
      Net cash (used in) provided by financing activities      (714)        11,476

  Currency translation adjustment                               (88)            49

  Net (decrease) in cash and cash equivalents                  (501)         (945)

  Cash and cash equivalents at beginning of period               999         1,258

  Cash and cash equivalents at end of period                    $498         $313


The accompanying notes are an integral part of the condensed consolidated financial statements.



SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2001 and 2000. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Certain amounts from previous periods have been reclassified to conform with the current presentation. Footnote information was included in financial statements included in the Company's 2000 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the annual report.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the nine months ended September 30, 2001 which the Company was able to fund from bank financing currently in place and from the proceeds of certain transactions as described in Notes 7 and 8. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

    At March 31, 2001 the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by the 1998 Revolving Credit and Security Agreement (the "1998 Credit Agreement"), as amended. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the Minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.

    At September 30, 2001 the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by the 1998 Credit Agreement, as amended. The Company obtained a waiver from its bank for the covenant default at September 30, 2001.

    The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including closing its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; exiting the women's costume jewelry business; and, instituting process improvements to improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001 (Note 5); the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. In April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service for federal income taxes paid in prior years. During the second quarter of 2001, the Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years (Note 7). In addition, during the third quarter, the Company completed the sale of certain of its women's jewelry assets pursuant to an agreement dated July 10, 2001 between the Company and K&M Associates, L.P. ("K&M"), a subsidiary of American Biltrite Inc. The purchase price was approximately $4,600,000 (Note
    8). The net proceeds of the sale of the South Norwalk, Connecticut manufacturing


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

    facility and the sale of the women's jewelry assets were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.

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

(2) During the quarter ended September 30, 2001, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote J of the 2001 Annual
    Report to Stockholders except for those discussed in Note 7.

(3) The following table sets forth the computation of the net loss per share for the quarters ended September 30, 2001 and September 30, 2000 (in thousands, except for share and per share data):

                                                 Quarter             Nine months
                                            Ended September 30,   Ended September 30,
                                              2001       2000       2001       2000
Numerator:
Net (loss)                                $(1,560)   $(1,471)  $(15,078)   $(4,601)

Denominators:
Shares used in computing net(loss)per    5,522,490  5,522,520  5,522,490  5,522,520
  common share
Effect of dilutive options                       -        -            -          -
Shares used in computing net(loss per    5,522,490  5,522,520  5,522,490  5,522,520
  common share assuming dilution

Basic (loss) per share:
Continuing operations                       $(.05)     $(.12)     $(.79)     $(.68)
Discontinued operations                      (.23)      (.15)     (1.94)      (.15)
Net (loss)                                  $(.28)     $(.27)    $(2.73)     $(.83)

Diluted (loss) per share:
Continuing operations                       $(.05)     $(.12)     $(.79)     $(.68)
Discontinued operations                      (.23)      (.15)     (1.94)      (.15)
Net (loss)                                  $(.28)     $(.27)    $(2.73)     $(.83)


(4) Segment Information. As further described in Note 8 below, during the third quarter the Company completed the sale of certain assets pertaining to its women's costume jewelry business and developed a plan to dispose of its remaining women's jewelry business. Accordingly, the Company now has only one reportable segment.

(5) Restructuring. During the first quarter of 2001, Management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company has recorded a restructuring charge of $845,000 through September 30, 2001 for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments affecting approximately 93 employees. For the nine months ended September 30, 2001, $372,000 has been reclassified to discontinued operations and $473,000 is included in the results of continuing operations. No restructuring charges were recorded during the third quarter.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

    The restructuring charges have been stated separately in the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2001. As of September 30, 2001, approximately $699,000 has been paid and $146,000 is included in Other Liabilities in the Condensed Consolidated Balance Sheet. The Company expects that the remaining liability will be paid by December 31, 2001. Management believes that additional restructuring charges may be incurred during the year in connection with the Company's ongoing cost reduction program and other initiatives designed to improve profitability.

    On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to third-party vendors. Manufacturing operations at Attleboro ceased during the second quarter of 2000. In connection with the Attleboro closure, the Company recorded a restructuring charge of $2,041,000 in 2000 of which $545,000 was reclassified to discontinued operations and $1,496,000 was included in the results of continuing operations. Approximately $1,400,000 of the restructuring charge was recorded during the first quarter of 2000 to cover employee severance and other payroll related costs for approximately 195 employees affected by the closure of the facility. Of the remaining $641,000 in restructuring charges, $261,000 was recorded during the third quarter and $380,000 was recorded during the fourth quarter of 2000 to recognize adjustments to management's estimates resulting from further reductions in the production labor staff. As of September 30, 2001, the full obligation of $1,711,000 had been paid and $330,000 was recorded as a curtailment loss on post-retirement benefits in 2000.

    On April 6, 2001, the Company ceased production operations at Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros"), its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management determined that Joyas y Cueros could not be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. In connection with the plant closure, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 and an additional $161,000 during the second quarter of 2001 in connection with the termination of its manufacturing operations which was included in Cost of Sales on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001. As part of the restructuring and plant closure, approximately 150 employees were terminated. Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by December 31, 2001.

(6) Bank Financing. At December 31, 2000, the Company was not in compliance with the bank's Fixed Charge Coverage and Minimum Tangible Net Worth ratios as required by the 1998 Credit Agreement, as amended. The Bank waived those requirements as of and for the quarter ended December 31, 2000 through a Bank Waiver dated April 16, 2001. The Company entered into a Fifth Amendment of the 1998 Credit Agreement (the "Fifth Amendment"). The Fifth Amendment modified the 1998 Credit Agreement by, among other things, deleting the requirement to maintain a Fixed Charge Coverage Ratio; revising the Minimum Net Tangible Worth covenants for March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001; reducing the permitted seasonal collateral overadvance from $3 million to $1.5 million; setting the interest rate on borrowings equal to the Bank's prime rate plus 1.50% and eliminating the Eurodollar borrowing option; and setting the termination date of the 1998 Credit Agreement at June 25, 2002. In addition, the Bank established a reserve against the Company's women's jewelry inventory, as permitted by the 1998 Credit Agreement, as amended, that decreased availability by approximately $3 million pending the sale of these assets. As further described in Note 8 below, the Company sold certain of its women's jewelry inventory on July 23, 2001 as part of a plan to exit the women's costume jewelry business and accordingly, the reserves pertaining to this inventory have been eliminated.



SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

    At March 31, 2001 the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by the 1998 Credit Agreement, as amended. On June 8, 2001, the Company entered into a Sixth Amendment of the 1998 Credit Agreement (the "Sixth Amendment"). The Sixth Amendment modified the 1998 Credit Agreement by, among other things, revising the Minimum Net Tangible Worth Covenants for March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001.


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

    At September 30, 2001 the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by the 1998 Credit Agreement, as amended. The Company obtained a waiver from its bank for the covenant default at September 30, 2001.

(7) Sale and Lease-Back. On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The net proceeds to the Company of the sale of its manufacturing facility were approximately $5,800,000 reflecting a sale price of $6,100,000 million less direct fees and expenses associated with the sale. Under the terms of the contract of sale, the Company was also required to fund an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. The Company contemporaneously leased back the facility from the purchaser for a period of 10 years. Under the terms of the lease agreement, which the Company has classified as an operating lease for financial reporting purposes, the Company will pay monthly rent at a rate of approximately $57,000 that increases over the term of the lease to approximately $74,000 a month in year 10. The Company is also responsible for all taxes, insurance, and routine maintenance for the manufacturing facility. This transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's balance sheet at closing and is being amortized over the lease term. The Company recorded amortization income of $195,000 through September 30, 2001.

(8) Discontinued Operations. On July 23, 2001, the Company disposed of certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price, which was calculated in accordance with certain formulas determined as a result of arm's length negotiation between the Company and K&M and which are set forth in the Agreement, is subject to adjustment under certain circumstances. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company will provide certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). The services provided by the Company may be terminated earlier as provided by the Transition Agreement. Under the terms of the Transition Agreement, the Company will be reimbursed by K&M for its direct costs associated with performing the transition services. In connection with the disposal of its women's costume jewelry business, the Company has recorded a non-recurring charge of



SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


   $6,478,000 net of income tax benefit of $0 as of September 30, 2001, including $1,269,000 recorded during the third quarter. Based on the information available to it earlier, the Company had originally estimated this loss, net of tax benefits, to be approximately $6,000,000. The components of the charge are set forth in the following table:

   Description                                         Amount
   Difference between net book value of assets sold     $2,616,000
   and cash proceeds received

   Accrual for certain remaining liabilities             1,946,000
   associated with the Company's women's jewelry
   business including lease obligations and minimum
   royalties for licenses not transferred to K&M

   Additional reserves for women's jewelry assets not    1,422,000
   sold to K&M

   Legal, professional, and other fees and expenses        494,000
   associated with the disposition of the women's
   jewelry business

   Total loss on disposition                            $6,478,000


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

(9) During the second quarter, the Company announced that it received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company's shares are now traded in the over-the-counter market. The Company historically has not relied on the public equity markets for external funding and does not anticipate any adverse financial consequences resulting from Nasdaq's action.

(10) New Accounting Pronouncements. In December 1999, the
    Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company adopted SAB No. 101 in the fourth quarter of 2000. The adoption of SAB 101 has resulted in the re-classification of certain in-store customer allowances from selling and administrative expenses to net sales. Net sales, gross profit, and selling and administrative expenses shown in the Company's Consolidated Statement of Operations have been restated to conform with the requirements of SAB 101. The effect of SAB 101 on the Company's financial statements was to reduce net sales, gross profit, and selling and administrative expenses by $2,110,000 for the quarter ended September 30, 2000. This reclassification had no effect on consolidated net income.

(11) Pro forma financial statements. The following unaudited pro forma consolidated condensed statements of operations for the three month and nine month periods ended September 30, 2000 are based on the historical consolidated statements of operations of the Company after giving effect to the classification of the women's jewelry segment as discontinued operations as described in Note 8.

    The unaudited pro forma consolidated financial statements below are provided for information purposes only and are based upon certain assumptions that the Company believes are reasonable under the circumstances. The pro forma financial information is not necessarily indicative of the results of operations that actually would have


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)


    occurred if the disposition had been consummated on the dates indicated nor does it purport to indicate the future financial position or results of operations of the Company.

    The unaudited pro forma consolidated condensed financial information should be read in conjunction with the Company's historical consolidated financial statements and notes thereto previously filed in the Company's Form 10-Q for the quarter ended September 30, 2000.


   SWANK, INC.
   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE QUARTER ENDED SEPTEMBER 30, 2000
   (Dollars in thousands except per share data)
   (Unaudited)

                                                              Historical Adjustments  Pro Forma
   Net sales                                                     $36,062      $9,659    $26,403

   Cost of goods sold                                             24,796       6,872     17,924

   Gross profit                                                   11,266       2,787      8,479

   Selling and administrative expenses                            12,979       4,220      8,759

   Restructuring expenses                                            261          66        195

   (Loss) from continuing operations                             (1,974)     (1,499)      (475)

   Interest expense, net                                             650        (57)        707

   (Loss) from continuing operations before income taxes         (2,624)     (1,442)    (1,182)
   and minority interest

   (Benefit) for income taxes                                    (1,050)       (577)      (473)

   Minority interest in loss of consolidated subsidiary              103          38         65

   (Loss) from continuing operations, net of income taxes        (1,471)           -      (644)

   (Loss) from discontinued operations, net of income taxes            -       (827)      (827)

   Net (loss)                                                   $(1,471)      $(827)   $(1,471)

Share and per share information:

   Basic (loss) per share:
   Continuing operations                                          $(.27)    $      -     $(.12)
   Discontinued operations                                             -       (.15)      (.15)
   Net (loss)                                                     $(.27)      $(.15)     $(.27)

   Diluted (loss) per share:
   Continuing operations                                          $(.27)    $      -     $(.12)
   Discontinued operations                                             -       (.15)      (.15)
   Net (loss)                                                     $(.27)      $(.15)     $(.27)

   Weighted average common shares outstanding                  5,522,520   5,522,520  5,522,520

   Weighted average common shares outstanding assuming
   dilution                                                    5,522,520   5,522,520  5,522,520


   SWANK, INC.
   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
   (Dollars in thousands except per share data)
   (Unaudited)

                                                              Historical Adjustments  Pro Forma
   Net sales                                                    $102,769     $29,941    $72,828

   Cost of goods sold                                             69,578      19,088     50,490

   Gross profit                                                   33,191      10,853     22,338

   Selling and administrative expenses                            37,672      11,707     25,965

   Restructuring expenses                                          1,941         505      1,436

   (Loss) from continuing operations                             (6,422)     (1,359)    (5,063)

   Interest expense, net                                           1,648         264      1,384

   (Loss) from continuing operations before income taxes         (8,070)     (1,623)    (6,447)
   and minority interest

   (Benefit) for income taxes                                    (3,228)       (649)    (2,579)

   Minority interest in loss of consolidated subsidiary              241         134        107

   (Loss) from continuing operations, net of income taxes        (4,601)           -    (3,761)

   (Loss) from discontinued operations, net of income taxes            -       (840)      (840)

   Net (loss)                                                   $(4,601)     $ (840)   $(4,601)
   Share and per share information:

   Basic (loss) per share:
   Continuing operations                                          $(.83)    $      -     $(.68)
   Discontinued operations                                             -       (.15)      (.15)
   Net (loss)                                                     $(.83)      $(.15)     $(.83)

   Diluted (loss) per share:
   Continuing operations                                          $(.83)    $      -     $(.68)
   Discontinued operations                                             -       (.15)      (.15)
   Net (loss)                                                     $(.83)      $(.15)     $(.83)

   Weighted average common shares outstanding                  5,522,520   5,522,520  5,522,520

   Weighted average common shares outstanding assuming
   dilution                                                    5,522,520   5,522,520  5,522,520




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

APB Opinion No. 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any loss on disposal of a segment of a business be reported in conjunction with the related results of discontinued operations.
Accordingly, the Company has restated its results from operations for all prior periods presented. During the nine months ended September 30, 2001, the Company recorded non-recurring charges of $6,478,000 net of income tax benefit of $0, including $1,269,000 recorded in the third quarter, to reflect the difference between the net book value and the cash proceeds received for the assets sold to K&M; a valuation adjustment associated with certain inventory not sold to K&M; a provision for the remaining obligations under certain license agreements not assigned to K&M; and accruals for other expenses directly associated to the disposition including legal and broker's fees. See Note 8.

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

Results of Operations

As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (approximately January - June) and Fall (approximately July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results of the quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

Net sales for the quarter and nine months ended September 30, 2001 declined $2,367,000 or 9.0% and $8,534,000 or 11.7%
respectively, compared to the quarter and nine months ended September 30, 2000. The decrease in net sales for both the quarter and year to date period ended September 30, 2001 was primarily due to lower shipments of both private label and certain branded belt and jewelry programs, offset in part by increased shipments of personal leather goods and shipments of the Company's new Tommy Hilfiger merchandise collections which were first shipped during the second quarter. The decrease in net sales for the nine months ended September 30, 2001 was further impacted by the returns adjustment described below. Year to year sales comparisons were also adversely affected by substantial shipments of



Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations (continued)

men's belts and personal leather goods made during the first quarter of 2000 that accompanied new product introductions at several major accounts. Net sales during both the quarter and nine months ended September 30, 2001 were generally impacted by an economic environment characterized by a weakening economy and declining consumer confidence. Department stores have been especially hard hit by consumers' concern over the likely direction of the economy and an increasingly volatile stock market which has constrained retail spending and generally reduced the demand for the Company's merchandise.

Included in net sales for the nine months ended September 30, 2001, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased net sales by $479,000 and $1,740,000 for the nine month periods ended
September 30, 2001 and September 30, 2000, respectively.   The
Company's actual return experience during the spring season of 2001 was better than anticipated at December 31, 2000 principally due to lower than expected returns for men's belts.

Gross Profit

Gross profit for the quarter and nine months ended September 30, 2001 was $7,284,000 and $19,830,000, respectively, reflecting a decrease of $1,195,000 or 14.1% and $2,508,000 or 11.2% compared to the quarter and nine months ended September 30, 2000, respectively.

Gross profit expressed as a percentage of net sales for the quarter ended September 30, 2001 was 30.3%, compared to 32.1% for the corresponding prior year period. For the nine months ended September 30, 2001 gross profit expressed as a percentage of net sales increased to 30.8% compared to 30.7% for the same period last year.

Included in gross profit for the nine months ended September 30, 2001, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $481,000 and $985,000 for the nine month periods ended September 30, 2001 and September 30, 2000 respectively.

The decrease in gross profit expressed as a percentage of net sales for the quarter ended September 30, 2001 was primarily due to lower net sales and a reduction in gross margin resulting from an unfavorable sales mix and higher in-store promotional expenses recorded during the quarter to support certain new and existing
merchandise programs.   Margins were also affected by a decrease
in production levels compared to the same period last year at the Company's South Norwalk, CT belt manufacturing facility offset partially by a reduction in inventory-related reserve accruals recorded during the quarter. For the nine months ended September 30, 2001, the increase in gross profit as a percentage of sales was primarily due to lower inventory-related expenses and reserve accruals recorded during the year offset by higher product costs and in-store promotional expenses.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1,605,000 or 18.3% and $3,342,000 or 12.9% for the quarter and nine months ended
September 30, 2001, respectively, compared to the quarter and nine months ended September 30, 2000, respectively.

Selling expenses for the quarter and nine months ended September 30, 2001 decreased by $255,000 or 4.1% and $2,348,000 or 12.9%, respectively, compared to the same periods last year. Selling expenses totaled 24.8% of net sales for the quarter and 24.7% for the nine months ended September 30, 2001 compared to 23.6% and 25.0%, respectively, for the same periods last year. The decrease in selling expenses for the quarter and nine months ended September 30, 2001 compared to last year was primarily due to lower compensation costs resulting from the Company's restructuring program, reduced controllable expenses including travel, entertainment, and other discretionary spending, and decreased

Item 2.  Management's Discussion and Analysis of the Financial
Condition and Results of Operations (continued)

variable costs associated with lower net sales. Advertising and promotional expenses totaled 3.1% of net sales for the quarter and 2.7% for the nine months ended September 30, 2001 compared to 2.3% and 2.2%, respectively, for the corresponding periods in 2000.

Administrative expenses for the quarter and nine months ended September 30, 2001 decreased by $1,350,000 or 13.3% and $994,000 or 2.9%, respectively, compared to the quarter and nine months ended September 30, 2000. Administrative expenses for the quarter and nine months ended September 30, 2001 were favorably affected by a reduction in compensation and related costs which were largely offset by an increase in professional fees incurred primarily in connection with the transactions described in Notes 7 and 8. Administrative expenses for the nine months ended September 30, 2000 included a gain of $476,000 recorded during the first quarter of 2000 resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a demutualization).

Restructuring Charges

As part of an overall restructuring program designed to reduce cash costs and streamline operations, the Company has been aggressively reducing selling and administrative expenses since the first quarter of 2001. As a consequence of this strategy, the Company recorded a restructuring charge of $765,000 during the first quarter of 2001for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments affecting approximately 85 employees, of which $292,000 has been reclassified to discontinued operations and $473,000 is included in the results of continuing operations. During the second quarter of 2001, the Company recorded an additional restructuring charge of $80,000 for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments affecting approximately 8 employees, all of which has been reclassified to
discontinued operations.    No restructuring charges were
recorded during the third quarter. The restructuring charges have been stated separately in the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2001. As of September 30, 2001, approximately $699,000 has been paid and $146,000 is included in Other Liabilities in the Condensed Consolidated Balance Sheet. The Company expects that the remaining liability will be paid by December 31, 2001.
Management believes that additional restructuring charges may be incurred during the year in connection with the Company's ongoing cost reduction program and other initiatives designed to improve profitability

On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts ("Attleboro") and transfer its remaining domestic jewelry production requirements to third-party vendors. Manufacturing operations at Attleboro ceased during the second quarter of 2000. In connection with the Attleboro closure, the Company recorded a restructuring charge of $2,041,000 in 2000 of which $545,000 was reclassified to discontinued operations and $1,496,000 was included in the results of continuing operations, including $1,400,000 recorded during the first quarter 2000 to cover employee severance and other payroll related costs for approximately 195 employees affected by the closure of the facility. The remaining $641,000 of the restructuring charge was recorded during the third and fourth quarters of 2000 to recognize adjustments to management's estimates as a result of management's decision to further reduce the production labor staff. As of September 30, 2001 the full obligation of $1,711,000 had been paid and $330,000 was recorded as a curtailment loss on post-retirement benefits in 2000.

On April 6, 2001, the Company ceased production operations at Joyas y Cueros its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management determined that Joyas y Cueros could not be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. In connection with the plant closure, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros



Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations (continued)

also recorded severance and associated costs of approximately $103,000 during the first quarter of 2001 and an additional $161,000 during the second quarter of 2001 in connection with the termination of its manufacturing operations which was included in Cost of Sales on the Condensed Consolidated Statement of Operations for the nine months ended
September 30, 2001. As part of the restructuring and plant closure, approximately 150 employees were terminated.
Management anticipates that it will complete the sale and liquidation of Joyas y Cueros' assets by December 31, 2001.

Interest Expense

Net interest expense decreased by $286,000 and $272,000 for the quarter and nine months ended September 30, 2001, respectively, compared to the same periods last year. The decrease during the periods is attributable to lower average borrowings primarily as a result of the transaction discussed in Note 7, and lower average borrowing rates, compared to the corresponding periods last year.

Provision for Income Taxes

The Company did not record an income tax benefit on the consolidated pre-tax loss for the quarter or nine months ended September 30, 2001. For the quarter and nine months ended September 30, 2000, the Company recorded an income tax benefit on the consolidated pre-tax loss at an effective income tax rate of 40.0% which approximated the blended state and federal statutory rates. At December 31, 2000, the Company recorded a valuation allowance on its deferred tax asset in the amount of $5,209,000 to reduce the asset to its estimated net realizable value. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences that created the deferred tax asset are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefit of these deductible temporary differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised based on actual results.

Discontinued Operations

The following table summarizes loss from discontinued operations, net of tax, for the quarter and nine months ended September 30, 2001 and 2000 (in thousands):

                                     Three Months ended      Nine months ended
                                     September 30            September 30
                                          2001        2000        2001        2000
   (Loss) from discontinued
   women's costume jewelry            $      -     $(1,404)   $ (4,222)    $(1,489)
   business

   (Loss) on disposition of
   women's costume jewelry
   business                             (1,269)           -     (6,478)           -

   Income tax benefit for
   discontinued operations                   -         577           -         649

                                      $(1,269)    $  (827)   $(10,700)    $  (840)

Revenues and expenses directly associated with the women's costume jewelry business have been presented as discontinued operations. Certain general administrative costs and shared fixed costs including rents, depreciation, professional fees, utilities, and other occupancy costs that the Company has historically allocated to its operating divisions based on revenue or space utilization have not been allocated to discontinued operations unless the expenses were assumed to be reduced in the future as a result of the disposition.


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

The net loss from discontinued operations for the quarter and nine months ended September 30, 2001 (excluding the loss on disposition of $6,478,000) was $0 and $4,222,000 respectively, compared to a net loss of $827,000 (net of tax benefit of $577,000) and $840,000 (net of tax benefit of $649,000) for the corresponding periods in 2000. The increase in the net loss for the nine months ended September 30, 2001 compared to the prior year was primarily due to lower net sales for women's costume jewelry. During the first half of 2001, several of the Company's major women's jewelry customers reassessed their buying plans for new merchandise in anticipation of a transfer in ownership of certain branded and private label businesses. The Company also increased its efforts to reduce the excess and discontinued inventory balances for these brands which adversely affected gross profit margins during the first half of the year. As discussed in Note 8, the Company recorded a loss on the disposition of its women's jewelry division of $6,478,000 during the nine month period ended September 30, 2001. The loss on disposition consists of the difference between the net book value of the assets sold and the cash proceeds received from K&M; a provision for additional reserves on the remaining women's jewelry assets not sold to K&M; accruals for remaining payments on license and lease agreements not assigned or transferred to K&M; and other fees and expenses directly attributable to the disposition including legal and broker's expenses.

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

On July 16, 2001, the Company entered into the Seventh Amendment of the 1998 Credit Agreement in connection with the sale of certain of its women's jewelry assets to K&M (Note 8). The Seventh Amendment, among other things, reduced the maximum amount of revolving advances from $30,000,000 to $25,000,000 at all times subsequent to the sale of the women's jewelry assets and removed the applicable women's jewelry accounts receivable and inventory from the collateral base. The Seventh Amendment also provided for the Bank's consent to the sale. As of September 30, 2001, the Company was not in compliance with the Minimum Tangible Net Worth Covenant required by the 1998 Credit Agreement, as amended. The Company obtained a waiver for the covenant default as of September 30, 2001.

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


Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations (continued)

The Company has taken certain steps and has instituted additional initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; exiting the women's costume jewelry business; and, instituting process improvements to improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 (of which $545,000 has been reclassified to discontinued operations and $1,496,000 is included in the results of continuing operations) and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa
Rica manufacturing facility during the second quarter of 2001(Notes 1 and 5); the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; the realignment of production levels to more accurately reflect projected shipping requirements; and the increased focus on sales of closeout and discontinued merchandise. In April 2001, the Company received a refund of $2,251,000 from the Internal
Revenue Service for federal income taxes paid in prior years. The Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years during the second quarter of 2001. In addition, during the third quarter, the Company completed the sale of certain of its women's jewelry assets pursuant to an agreement dated July 10, 2001 between the Company and K&M. The purchase price was approximately $4,600,000 (Note
8). The net proceeds from the sale of the Company's South
Norwalk, Connecticut manufacturing facility and from the sale of its women's jewelry assets to K&M were used to reduce the Company's outstanding revolving credit balance. Although the results of these actions cannot be predicted, the Company believes that these initiatives, together with certain other strategies currently under consideration, will contribute to profitability and positive cash flows from operations.

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

The Company announced that it received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K.
On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company expects that its shares will continue to be traded in the over-the-counter market. The Company historically has not relied on the public equity markets for external funding and does not anticipate any adverse financial consequences resulting from Nasdaq's action.

The Company's working capital decreased by $8,532,000 during the nine months ended September 30, 2001 compared to a decrease of $4,921,000 for the same period last year. The decrease was primarily due to the sale of certain assets associated with the Company's women's jewelry business to K&M
(Note 8) and the reclassification of the remaining women's jewelry assets and liabilities as discontinued operations at September 30, 2001.

Cash used in operations for the nine months ended September 30, 2001 totaled $5,049,000 compared to cash used of $11,562,000 for the nine months ended September 30, 2000. Cash used in operations for the current period consisted primarily of the consolidated net loss, after giving effect to the loss on disposition of the Company's women's jewelry business, and reductions in accounts payable and other accrued liabilities offset partially by decreases in accounts receivable, inventory, and income taxes recoverable. The decrease in accounts receivable is due to the sale of certain


Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations (continued)

women's jewelry trade accounts receivable to K&M during the third quarter, lower net sales for continuing operations, and seasonal reductions in accounts receivable allowances.. The reduction in inventory also reflects the sale of women's jewelry inventory to K&M and reduced purchases, particularly of raw materials associated with the Company's belt business. Income taxes recoverable declined primarily as a result of the federal tax refund which was received in April 2001. Cash used in operations for the nine months ended September 30, 2000 consisted primarily of the consolidated net loss, increases in accounts receivable, certain prepaid costs and recoverable income taxes, and a decrease in income taxes payable, offset in part by increases in accounts payable and other accrued liabilities.

Cash provided by investing activities was $5,350,000 derived principally from the sale of the Company's Norwalk, CT manufacturing facility (Note 7), offset partially by capital expenditures and life insurance premiums. Cash used in financing activities totaled $714,000 consisting mostly of net payments against the Company's revolving credit agreement.

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


Item 3. Quantitative and Qualitative Disclosures about Market
        Risk

During the quarter ended September 30, 2001, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibit No.     Description

           10.1 Amendment dated as of May 30, 2001 to Employment Agreement between the Company and Marshall Tulin.

           10.2 Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin.

(b)  Reports on Form 8-K.

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



Date:    November 14, 2001