Form 10-K
period 2001-12-31
SWANK INC
filed 2002-05-08
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
        For the fiscal year ended December 31, 2001

                               OR


[ ] Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
        For the transition period from ________ to ________

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

Registrant's telephone number, including area code:(508) 222-3400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   x_    No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 2002 was $1,104,498. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
5,522,490 shares of Common Stock as of the close of business on April 30, 2002.

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.



                             PART I


Item 1. Business.

        Swank, Inc. (the "Company") was incorporated on April 17, 1936. The Company is engaged in the manufacture, sale and distribution of men's accessories under the names "Kenneth Cole", "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Tommy Hilfiger", "Guess", "Swank", and "Colours by Alexander Julian", among others. Prior to July 23, 2001, the Company was also engaged in the manufacture, sale, and distribution of women's costume jewelry.

        On July 23, 2001, the Company sold certain assets associated with its women's costume jewelry division pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M Associates, LP ("K&M"), a subsidiary of American Biltrite, Inc. Pursuant to the Agreement, the Company sold to K&M, inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000, subject to adjustment. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). As provided by the Transition Agreement, the Company was reimbursed by K&M in 2001 for its direct costs associated with performing the transition services.

Products

        Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and suspenders are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank" and "Colours by Alexander Julian". The Company also manufactures and distributes men's leather accessories for customers' private labels. Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips which are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "John Henry", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank" and "Colours by Alexander Julian".

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

        In addition to product, pricing and terms of payment, the Company's customers generally consider one or more factors, such as the availability of electronic order processing and the timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, the Company generally will allow customers to return merchandise in order to achieve proper stock balances. These factors, among others, result in the Company increasing its inventory levels during the Fall selling season in order to meet customer imposed requirements. The Company believes that these practices are substantially consistent throughout the fashion accessories industry.

Sales and Distribution

          The Company's customers are primarily major retailers within the United States. Sales to the Company's three largest customers, Federated Department Stores, Inc., Target Corp., and the May Department Stores, Inc. accounted for approximately 16%, 15%, and 12%, respectively, of consolidated net sales in 2001; approximately 17%, 15%, and 13% respectively, in 2000; and approximately 17%, 17%, and 11% respectively, of in 1999. In addition, sales to the TJX Companies, Inc. accounted for approximately 10% of consolidated net sales in 2001. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2001, 2000 or 1999. Exports to foreign countries accounted for less than 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 2001, 2000 and 1999, respectively.

         Approximately 47 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in three major cities in the United States. In addition, the Company sells certain of its products at retail in 15 factory outlet stores located in 10 states. The Company has licensed or sub-licensed the production and sale of certain of its lines in certain foreign countries under royalty arrangements.

Manufacturing

         Items manufactured by the Company accounted for approximately 53% of consolidated net sales in fiscal 2001. Historically, the Company has manufactured and/or assembled its men's and women's costume jewelry products at the Company's plant in Attleboro, Massachusetts and at the Company's 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros") located in Cartago, Costa Rica. However, during fiscal 2000, the Company ceased jewelry production operations at its Attleboro facility and, on April 6, 2001, ceased production operations at Joyas y Cueros in Costa Rica, in each case, transferring its production requirements to third party vendors. The Company manufactures belts and suspenders at the Company's leased premises located in South Norwalk, Connecticut.

         The Company purchases substantially all of its small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on the Company's small leather goods business in the short-term depending upon the Company's inventory position and on the seasonal shipping requirements at that time. However, the Company believes that alternative sources for small leather goods are available and could be utilized by the Company within several months. The Company also purchases finished belts and other accessories as well as certain belt components, including buckles, from a number of suppliers in the United States and abroad. The Company believes that alternative suppliers are readily available for substantially all such purchased items. Raw materials are purchased in the open market from a number of domestic and foreign suppliers and are readily available.

Advertising Media and Promotion

         Substantial expenditures on advertising and promotion are an integral part of the Company's business. Approximately 2.8% of net sales was expended on advertising and promotion in 2001, of which approximately 1.5% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.
Competition

         The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, Trafalgar, Cipriani, Salant, Humphrey's, Fossil, Tandy Brands Accessories, Inc., and private label programs in men's belts; Tandy Brands Accessories, Inc., Cipriani, Fossil, Mundy, and retail private label programs in small leather goods; and David Donahue in men's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to meet the increasing service and technology requirements of its customers and to offer consumers high quality merchandise at popular prices.

Patents, Trademarks and Licenses

         The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's leather accessories under the name "Pierre Cardin", (ii) men's leather accessories and costume jewelry under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "John Henry", "Tommy Hilfiger" and "Colours by Alexander Julian" and (iii) men's small leather goods and men's and costume jewelry under the name "Guess?". The Company's "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "John Henry", "Tommy Hilfiger", and "Guess?" licenses collectively may be considered material to the Company's business. The Company does not believe that its business is materially dependent on any one license agreement. The "Pierre Cardin" leather accessories licenses and the "Claiborne" and "John Henry" licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Guess?", "Geoffrey Beene" and "Tommy Hilfiger" licenses provide for percentage royalty payments not exceeding 7% of net sales. The "Kenneth Cole" licenses and the "Pierre Cardin" costume jewelry license provide for percentage royalty payments not exceeding 8% of net sales. The license agreements to which the Company is a party generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's "Geoffrey Beene" license expires June 30, 2005. The Company's license to distribute "Pierre Cardin" leather accessories expires December 31, 2003. The Company's "Kenneth Cole" licenses expire December 31, 2002. The Company's John Henry license expires January 31, 2003. The Company's "Guess?" license expires December 31, 2003. The Company's "Tommy Hilfiger" license expires December 31, 2004. The Company's Claiborne license expired on December 31, 2001. The Company continued operating under that license during negotiations with its licensor for the extension of that license.

Employees

         The Company has approximately 685 employees, of whom ap proximately 217 are production employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

Recent Developments

         On April 6, 2001, the Company ceased production operations at Joyas y Cueros, its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management determined that Joyas y Cueros could not be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. The Company currently purchases men's costume jewelry from a variety of domestic and foreign vendors and was able to re-source the items manufactured by Joyas y Cueros with no disruption in the flow of merchandise.

          During fiscal 2000, the Company began reducing its operations at Joyas y Cueros. In connection with the reduction, Joyas y Cueros recorded charges of approximately $1,218,000 during 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded a charge for severance and associated costs of approximately $264,000 in 2001 in connection with the termination of its manufacturing operations. Approximately 150 employees were terminated in connection with the restructuring and plant closure. The Company had completed the sale and liquidation of Joyas y Cueros' remaining assets at December 31, 2001.

          During the second quarter of fiscal 2001, the Company completed a sale and lease back of its manufacturing facility in South Norwalk, Connecticut. The manufacturing facility was sold at a purchase price of $6,100,000. The Company then leased back the facility for a period of ten years. The net proceeds of the sale were used by the Company to reduce its outstanding bank indebtedness.

          As discussed above, on July 23, 2001, the Company sold certain assets associated with its women's costume jewelry division pursuant to the Agreement dated July 10, 2001 between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price is subject to adjustment under certain circumstances. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001. As provided by the Transition Agreement, the Company was reimbursed by K&M in 2001 for its direct costs associated with performing the transition services. In connection with the disposal of its women's costume jewelry business, the Company recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000 in 2001.

Item 2.  Properties.

         The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. Until its closure in 2000, this facility had also been used to manufacture and/or assemble costume jewelry products for both the women's accessories and men's accessories segments.

         The Company's national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York City. On July 23, 2001 the Company entered into a sublease agreement with K&M for approximately 43% of its space under lease at 90 Park Avenue. The lease and sublease of such pre mises both expire in 2010. A regional sales office is also located in leased premises in Chicago and a branch office is leased in Scottsdale. The leases for the Chicago and Scottsdale offices expire in 2004 and 2003, respectively. Collectively, these offices contain approximately 22,000 square feet.

         The Company also leases a warehouse containing approximately 242,000 square feet in Taunton, Massachusetts, which is used in the distribution of all of the Company's products. In addition, one of the Company's factory stores is located within the Taunton location. The lease for these premises expires in 2006.

         Men's belts and suspenders are manufactured in leased premises located in South Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres. The lease for these premises expires in 2011. Reference is made to the information with regard to the sale and lease back of the Company's South Norwalk manufacturing facility set forth above in
Item 1 under the caption "Recent Developments."

         The Company's manufacturing and distribution facilities are equipped with modern machinery and equipment, substantially all of which are owned by the Company, with the remainder leased. In management's opinion, the Company's properties and machinery and equipment are adequate for the conduct of the respective businesses to which they relate.

         The Company presently operates 15 factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of five years and contain approximately
25,000 square feet in the aggregate.

Item 3.  Legal Proceedings.

         (a) On June 7, 1990, the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company nor necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, have entered into an Administrative Order pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the site.

         The remedial investigation of the site is ongoing. The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. Therefore, it is premature to make a determination whether this matter may have a material adverse effect on the Company's operating results, financial condition or cash flows. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $2,270,320 as of December 31, 2001. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%. Due to the withdrawal of a PRP, however, the Company expects that the respective shares of these costs in the future will be reallocated among the remaining members of the PRP Group.

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

         (b) No material pending legal proceedings were terminated during the three-month period ended December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Executive Officers of the Registrant

The executive officers of the Company are as follows:

      Name         Age                   Title

Marshall Tulin     84    Chairman of the Board and Director

John A. Tulin      55    President and Chief Executive Officer
                         and Director

James E. Tulin     50    Senior Vice President - Merchandising
                         and Director

Paul Duckett       61    Senior Vice President - Distribution
                         and Retail Store Operations

Melvin Goldfeder   65    Senior Vice President - Special
                         Markets Division

Jerold R. Kassner  45    Senior Vice President, Chief
                         Financial Officer, Treasurer and
                         Secretary

Eric P. Luft       46    Senior Vice President - Men's
                         Division and Director

W. Barry Heuser    54    Senior Vice President - Belt Division


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

         Jerold R. Kassner has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since July 1999. Mr. Kassner joined the Company in November 1988 and was elected Senior Vice President and Controller in September 1997.

         Eric P. Luft has been Senior Vice President-Men's Division since October 1995. Mr. Luft served as a Divisional Vice President of the Men's Products Division from June 1989 until January 1993, when he was elected a Senior Vice President of the Company. Mr. Luft became a director of the Company in December 2000.

         W.  Barry Heuser has been Senior Vice President  -  Belt
Division since September 2001. For more than five years prior to September 2001, Mr. Heuser served as Vice President - Belt
Division.

         Each officer of the Company serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.



                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The Company's Common Stock finished trading in fiscal 2001 on the over-the-counter market under the symbol SNKI. The following table sets forth for fiscal 2001 and fiscal 2000 the range of high and low sales prices of the Company's Common Stock as reported by the Nasdaq SmallCap Market through May 24, 2001 and thereafter in the over-the-counter market for the calendar quarters indicated. All share and per share amounts have been restated to reflect the effect of the one-for-three reverse stock split that was effective August 7, 2000.

                         2001                  2000

  Quarter              High       Low       High          Low
  First                $.91      $.53      $4.50        $2.25
  Second                .65       .35       3.19         1.50
  Third                 .51       .23       2.25         1.13
  Fourth                .30       .13       1.38          .50


     At March 31, 2002, there were 1,316 holders of record of the Company's Common Stock.

     During the second quarter, the Company announced that it had received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company's shares are now traded in the over-the-counter market. The Company historically has not relied on the public equity markets for external funding and does not anticipate any adverse financial consequences resulting from Nasdaq's action.

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


Item 6.   Selected Financial Data.
Swank, Inc.
Financial Highlights
For each of the Five Years
Ended December 31
(In thousands, except share and
per share data)                         2001        2000      1999       1998      1997
Operating Data:
Net sales                           $ 88,568   $ 101,648 $ 104,748   $ 94,737  $ 88,486

Cost of goods sold                    61,887      69,253    69,444     62,149    55,908

Gross profit                          26,681      32,395    35,304     32,588    32,578

Selling and administrative
 expenses                             31,097      36,308    34,346     32,953    33,670

Restructuring expenses                   473       1,496         -          -         -

Income (loss) from operations        (4,889)     (5,409)       958      (365)   (1,092)

Interest expense, net                  1,422       1,869     1,305      1,175       585

Income (loss) before income
 taxes  and minority interest        (6,311)     (7,278)     (347)    (1,540)   (1,677)

Provision  (benefit) for income
 taxes                                 (267)       3,890     (379)      (579)     (130)

Minority interest in net loss
of  consolidated subsidiary                -         185         -          -         -

Income (loss) from continuing
 operations                          (6,044)    (10,983)        32      (961)   (1,547)

Discontinued operations:

(Loss) from discontinued
 operations, net of income tax
 provision (benefit) of              (3,717)     (1,012)     2,355      4,623     6,394
$(505),    $689,  $1,340,
$3,014 and $131

(Loss) on disposal of
 discontinued operations, net
of  income tax (benefit) of          (5,957)           -         -          -         -
$(810)

Net income (loss) from
 discontinued operations             (9,674)     (1,012)     2,355      4,623     6,394

Net income (loss)                $  (15,718)  $ (11,995)   $ 2,387    $ 3,662   $ 4,847

Share and per share
information:

  Weighted average common
    shares outstanding             5,522,490   5,522,513 5,522,305  5,511,287  5,458,945

  Net income (loss) per common
    share:

  Continuing operations            $  (1.10)   $  (1.99)    $  .01   $  (.17)  $  (.28)

  Discontinued operations             (1.75)       (.18)       .42        .83      1.17

    Net income (loss) per
    common share                  $  (2.85)   $  (2.17)    $  .43   $    .66  $    .89

  Weighted average common
    shares outstanding assuming
    dilution                       5,522,490   5,522,513 5,561,286  5,581,712 5,477,577

  Net income (loss) per common
    share assuming dilution:
                                   $  (1.10)   $  (1.99)    $  .01   $  (.17)  $  (.28)
  Continuing operations

  Discontinued operations             (1.75)       (.18)       .42        .83      1.17

  Net income (loss) per common
    share assuming dilution         $ (2.85)    $ (2.17)    $  .43  $     .66   $   .89

Current assets                     $  34,459    $ 51,936  $ 61,271   $ 61,733  $ 48,840

Current liabilities                   24,823      32,430    30,842     32,228    24,485

Net working capital                    9,636      19,506    30,429     29,505    24,355

Property, plant and equipment,
 net                                   2,581       3,978     6,046      5,574     6,157

Total assets                          43,211      62,497    74,940     72,969    59,949

Additions to property, plant
and  equipment                         $ 660       $ 583   $ 1,520    $ 1,156   $ 1,155

Depreciation and amortization          $ 904     $ 1,456   $ 1,616    $ 2,181   $ 2,167

Long-term obligations                 12,747       8,821     9,999      9,563     8,603

Stockholders' equity                   5,641      21,246    33,594     31,178    26,861

Stockholders' equity per
weighted   average common share
assuming  dilution                    $ 1.02      $ 3.85    $ 6.04     $ 5.59    $ 4.90


Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

2001 vs. 2000

Overview

     Net sales decreased 13% to $88,568,000 in 2001 compared to $101,648,000 in 2000 and gross profit decreased to $26,681,000 in 2001 from $32,395,000 or 18% primarily attributed to a relatively weak climate and higher promotional expenses and customer returns.

     As part of its strategy to focus on its core strength in the men's accessories business, the Company disposed of certain of its women's costume jewelry assets on July 23, 2001 pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M Associates, L.P. ("K&M"). Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price was subject to adjustment. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). Under the terms of the Transition Agreement, the Company was reimbursed by K&M for its direct costs associated with performing the transition services.

     Contemporaneously with the sale of the women's jewelry assets to K&M, the Company discontinued its remaining women's jewelry operations. APB Opinion No. 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any loss on disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has separated results from continuing operations and results from discontinued operations for all prior periods presented. For the 12 months ended December 31, 2001, the Company recorded a loss of $5,957,000 net of income tax benefit of $810,000, including net income of $521,000 recorded in the fourth quarter, to reflect the difference between the net book value and the cash proceeds received for the assets sold to K&M; a reserve adjustment associated with certain inventory not sold to K&M; a provision for the remaining obligations under certain license agreements not assigned to K&M; and accruals for other expenses directly associated to the disposition including legal and broker's fees.

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

Net sales

     Net sales for the year ended December 31, 2001 decreased by $13,080,000 or 12.9% compared to 2000. The decrease in net sales was primarily due to lower shipments of certain branded and private label men's accessories programs, offset in part by shipments of the Company's new Tommy Hilfiger merchandise collections which were first shipped during the second quarter. The reduction in shipments of existing merchandise programs was mainly due to a relatively weak retail climate and an economy characterized by poor corporate earnings and extreme volatility in the financial markets, which led to a decline in consumer confidence that prevailed for most of the year. This environment was exacerbated by the tragic events of September 11 and the subsequent disruption in economic activity. As the economy softened further during the fall months, the department store sector suffered disproportionately as consumers generally shifted their focus to other retail channels of distribution. Year to year sales comparisons, especially during the Company's spring selling season, were also adversely affected by substantial shipments of men's belts and personal leather goods made during the first quarter of 2000 that accompanied new product introductions at several major accounts.

     Net sales for the year ended December 31, 2001 were also adversely impacted by an increase in customer returns and in-store markdown allowances associated with the weak economy generally, and a heavily promotional holiday season marked by deeper and more frequent price discounting by retailers relative to prior years, offset partially by the launch of the Company's new Tommy Hilfiger merchandise collection. The Company regularly participates in promotional events designed to stimulate sales of its merchandise or expand its market share within certain retail channels.

     Net sales in 2001 were favorably affected by the returns adjustment made in the second quarter. As described in Note B to the accompanying consolidated financial statements, the Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $479,000 and $1,740,000 for the twelve month periods ended December 31, 2001 and 2000, respectively.

Gross profit

     Gross profit for the years ended December 31, 2001 and 2000 was $26,681,000 and $32,395,000 respectively, reflecting a decrease of $5,714,000 or 17.6% compared to last year. Gross profit expressed as a percentage of net sales for the year ended December 31, 2001 was 30.1%, compared to 31.9% last year.

     The decrease in gross profit both in dollars and expressed as a percentage of net sales for the year ended December 31, 2001 was primarily due to lower net sales; a reduction in gross margin resulting from an unfavorable sales mix; higher in-store markdown allowances and other allowances recorded during the year to support certain new and existing merchandise programs; and a higher level of customer returns. Gross margin was favorably impacted by lower inventory-related costs as the Company generally was able to reduce inventory levels during the year in response to lower net sales. As discussed above, the retail environment during the important 2001 holiday season saw an unprecedented level of promotional activity as retailers in general and department stores in particular struggled with the affects of recession and reduced consumer spending in the aftermath of the September 11 attacks.

     Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $481,000 and $985,000 for the years ended December 31, 2001 and 2000 respectively.

Selling and Administrative Expenses

     Selling and administrative expenses for the year ended December 31, 2001 fell $5,211,000 or 14.4% compared to the prior year. Selling expenses decreased by $3,031,000 or 12.1% and totaled 24.9% of net sales for the year ended December 31, 2001 compared to 24.7% last year. The decrease in selling expenses was primarily due to lower compensation costs including salaries, wages, and fringe benefits resulting from the Company's restructuring program; reduced controllable expenses including travel, entertainment, and other discretionary spending; and decreased variable selling costs associated with lower net sales. Advertising and promotional expenses in support of the Company's men's accessories business totaled 2.8% of net sales for the year ended December 31, 2001 compared to 2.3% in 2000.

     Administrative expenses for the year ended December 31, 2001 decreased by $2,179,000 or 19.4%. Expressed as a percentage of net sales, administrative expenses fell to 10.2% compared to 11.1% last year. Administrative expenses in 2001 were favorably affected by a reduction in salary and other compensation related costs, lower travel and entertainment expenses, and a reduction in bad debt expense, all partially offset by increased professional fees incurred primarily in connection with the transactions described in Notes A and C to the consolidated financial statements. Administrative expenses for the year ended December 31, 2000 included a non-recurring gain of $476,000 recorded during the first quarter of 2000 resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a demutualization).

Restructuring Charge

     During the first quarter of 2001, management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $845,000 in the first quarter of 2001 for employee severance and related payroll costs associated with staff reductions primarily within certain sales and administrative departments affecting approximately 93 employees. Of the $845,000 charge, $372,000 has been presented within to discontinued operations and $473,000 is included in the results of continuing operations. No restructuring charges were recorded during the fourth quarter.

    The restructuring charges have been stated separately in the Consolidated Statements of Operations. As of December 31, 2001, approximately $837,000 had been paid and $8,000 is included in Other Liabilities in the Consolidated Balance Sheet. The remaining liability will be paid by the end of the first quarter of 2002. While the Company currently does not anticipate any further material changes to the restructuring charge, management continues to review the status of its global sourcing and support operations for further efficiencies and cost reduction opportunities.

     On April 6, 2001, the Company ceased production operations at Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros"), its costume jewelry manufacturing facility located in Cartago, Costa Rica. Joyas y Cueros had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management determined that Joyas y Cueros could not be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. In connection with the plant closure, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded a charge for severance and associated costs of approximately $264,000 in 2001 in connection with the termination of its manufacturing operations. Approximately 150 employees were terminated in connection with the restructuring and plant closure. Restructuring charges associated with Joyas y Cueros were included in Cost of Sales on the Consolidated Statements of Operations for the years ending December 31, 2001 and 2000. The Company has completed the sale and liquidation of Joyas y Cueros' remaining assets in 2001.

     On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts and transfer its remaining domestic jewelry production requirements to other vendors. Manufacturing operations at Attleboro ceased in May of 2000 following the orderly transition of merchandise requirements to other resources. Management concluded early in 2000, that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company recorded a restructuring charge of $2,041,000, of which, approximately $545,000 was allocated to loss from discontinued operations, against income from operations for the year ended December 31, 2000, to cover employee severance and other payroll related costs. Additional integration costs of $1,849,000 were incurred during the fourth quarter of 2000 in connection with obsolescence charges for certain jewelry raw material and work in process inventories. During 2001, the Company paid the remaining $308,000 of outstanding restructuring obligations relating to the plant closure which had been included in Other Current liabilities at December 31, 2000. The restructuring charges recorded in 2000 were based upon the Company's estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to certain post-retirement benefits.

Interest Expense

        Net interest expense decreased $447,000 or 23.9% for the year ended December 31, 2001 compared to 2000. The decrease was primarily due to a reduction of approximately 150 basis points in the Company's average borrowing costs in 2001 compared to the prior year (see "Interest Charges" and "Liquidity and Capital Resources"). The Company also reduced its average outstanding revolving credit balance in 2001 by approximately $5,300,000 compared to 2000, as the proceeds of the sale of the Company's Norwalk manufacturing facility and women's costume jewelry division were both applied to outstanding revolving credit balances as described in Note A to the consolidated financial statements.

2000 vs. 1999

Net sales

       Net sales for the year ended December 31, 2000 decreased by $3,100,000 or 3.0% compared to 1999. The decline in net sales was primarily due to an increase in customer allowances and decreases in jewelry, suspenders, and to a lesser extent, private label small leather goods volume, all partially offset by an increase in domestic branded belt sales. The decrease in jewelry shipments was primarily due to a reduction in requirements from certain department store customers that reduced their retail jewelry buying plans in 2000 after rolling out new programs in 1999. The increase in belt shipments was mainly attributable to increases in the Company's Geoffrey Beene, John Henry, and Claiborne for Men lines. During the third quarter of 2000, the Company, Yves Saint Laurent Fashion AG, and Yves Saint Laurent of America, Inc. ("YSL") agreed to terminate the license agreements for the manufacture and sale of costume jewelry, belts, and small leather goods. The Company commenced shipments of new designer merchandise during the second half of 2000 to replace its YSL business. The Company also introduced an important new private label small leather goods program in 1999 that resulted in increased shipments in that year relative to 2000.

        Net sales in 2000 were affected by the returns adjustments made in the second quarter. As described in Note B to the accompanying consolidated financial statements, the Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $1,740,000 and decreased net sales by $488,000 for the twelve month periods ended December 31, 2000 and 1999, respectively.

 Gross profit
        Gross profit for the year ended December 31, 2000 decreased by $2,909,000 or 8.2% compared to 1999. Gross profit expressed as a percentage of net sales fell to 31.9% from 33.7% in 1999.

        The decrease in gross profit was mainly due to lower net sales compared to 1999, higher inventory obsolescence costs associated with the closure of the Company's domestic jewelry manufacturing facility, and losses incurred at Joyas y Cueros, the Company's Costa Rican subsidiary. The Company closed its domestic jewelry manufacturing facility during the second quarter of 2000 in response to ongoing changes in product sourcing strategies.

       Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $985,000 and an unfavorable adjustment of $305,000 for the years ended December 31, 2000 and December 31, 1999 respectively.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $1,962,000 or 5.7% in 2000 compared to the prior year and, expressed as a percentage of net sales, increased to 35.7% compared to 32.8% in 1999. The increase in selling expenses was due principally to the decrease in net sales and higher advertising and promotional expenditures incurred to support certain licensed merchandise collections.

     Administrative expenses increased in 2000 principally due to higher professional fees, partially offset by a gain of $476,000 recorded during the first quarter resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a "demutualization"). During the second quarter of 1999, the Company recorded an additional expense of $550,000 for severance benefits associated with a voluntary workforce reduction program at one of the Company's manufacturing facilities. This expense was largely offset by a gain of $500,000 also recorded during 1999's second quarter in connection with the settlement of litigation. Advertising and promotional expenditures as a percentage of net sales increased to 2.3% in 2000 from 1.9% in 1999 primarily due to lower net sales and an increase in cooperative advertising and other obligations payable to the Company's licensors.

Restructuring Charge

     On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Attleboro, Massachusetts and transfer its remaining domestic jewelry production requirements to other vendors. Manufacturing operations at Attleboro ceased in May 2000 following the orderly transition of merchandise requirements to other resources. Management concluded that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company recorded a restructuring charge of $2,041,000 against income from operations for year ended December 31, 2000, to cover employee severance and other payroll related costs. Additional integration costs of $1,849,000 were incurred during the fourth quarter in connection with obsolescence charges for certain jewelry raw material and work in process inventories. As of December 31, 2000, approximately $1,403,000 had been paid, and $330,000 has been reported as a curtailment loss on post-retirement benefits. The Company expects to pay the remaining $308,000, which was included in Other Current liabilities at December 31, 2000, by July 31, 2001. The restructuring charge was based upon the estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to certain post-retirement benefits. While the Company currently does not anticipate any further material changes to the restructuring charge, management continues to review the status of its global sourcing and support operations for further efficiencies and cost reduction opportunities.

Interest Expense

     Net interest expense increased $564,000 or 43.2% for the year ended December 31, 2000 compared to 1999. The increase was primarily due to an increase in the Company's average borrowing costs in 2000 compared to the prior year (see "Interest Charges" and "Liquidity and Capital Resources").

     Average monthly borrowings and weighted average borrowing interest rates under the Company's revolving credit facility were, respectively $17,828,000 and 8.45% in 2001; $23,142,000 and
9.94% in 2000; and $22,995,000 and 7.69% in 1999.

Provision for Income Taxes

     The Company recorded an income tax benefit at a combined federal and state effective tax rate of 9.2% and an income tax provision at a combined federal and state effective rate of 34.4% for 2001 and 2000, respectively. The effective tax rates for both 2001 and 2000 were impacted by the recording of valuation allowances on the Company's net deferred tax assets of $9,964,000 and $5,208,000, respectively (see Note E). The effective tax rates were also effected by differences associated with nontaxable life insurance benefits, the operating losses incurred by Joyas y Cueros and other items. The Company recorded an income tax benefit in 1999 at a combined federal and state effective tax rate of 31.4% after giving effect to the disposal of the women's division. The effective rate in 1999 reflects the effects of certain tax rate differences associated with nontaxable life insurance benefits, the operating loss incurred by Joyas y Cueros, resolution of a prior year charitable contributions carryback adjustment, and other items.

Net Income Per Share

     Net income per share includes shares held by the Company's employee stock ownership plan and deemed to be allocated to participants. Net income per share assuming full dilution includes the effects of options.

Promotional Expenditures

     The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity of its licensors. These expenses increased by $138,000 in 2001 due to additional national advertising costs. Advertising and promotional expenditures increased $372,000 in 2000 compared to 1999 due to additional cooperative and national advertising costs. Expressed as a percentage of net sales, excluding net sales from the Company's factory outlets stores of $4,465,000, $5,879,000 and $6,072,000 in 2001, 2000 and 1999, respectively, the following table summarizes the various promotional expenses incurred by the Company which are included in selling and administrative expenses:

                                      2001     2000      1999
 Cooperative advertising              $756     $898      $589
 Displays                              345      410       536
 National advertising and other      1,255      910       721
 Total                              $2,356   $2,218    $1,846
 Percentage of net sales              2.8%     2.3%      1.9%


Liquidity and Capital Resources

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2001, which the Company was able to fund from the bank facility in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining its cash requirements within its amended revolving credit agreement; and ultimately, returning to profitability.

     Over the past two years, the Company has taken certain steps and has instituted several initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division; and, instituting process improvements designed to eliminate waste and improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001; the sale of certain assets associated with and the discontinuation of the Company's women's costume jewelry division resulting in a loss on disposition of $5,957,000; the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; and the realignment of production levels to more accurately reflect projected shipping requirements.

     As a result of these and other actions, inventory levels were lower by $11,442,000 at December 31, 2001 compared with the prior year. In addition, in April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service and anticipates receiving an additional refund of $3,032,000 in 2002 for federal income taxes paid in prior years. As discussed above, during the second quarter, the Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years. During the third quarter, the Company also completed the sale of certain assets associated with its women's costume jewelry division at a purchase price of approximately $4,600,000. The net proceeds of both transactions were used to reduce the Company's outstanding revolving credit balance.

     In July 1998, the Company signed a new five year $30,000,000 revolving credit agreement (the "1998 Revolving Credit Agreement") with PNC Bank, National Association (the "Bank"). The 1998 Revolving Credit Agreement is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. In addition, the 1998 Revolving Credit Agreement prohibits the Company from payment of dividends, and imposes limits on capital expenditures and additional indebtedness for borrowed money. The Company is required to pay a commitment fee monthly of .375% per annum on the difference between the average daily borrowings outstanding and the maximum amount available. A substantial percentage of the Company's sales and earnings occur in the months of September, October, and November during which the Company makes significant shipments of its products to retailers for the holiday season. As a result, the Company typically builds inventory during the first three quarters of the year to meet the seasonal demand and accounts receivable peak in the fourth quarter. In 2001, the Company did not request or obtain a temporary increase in the 1998 Revolving Credit Agreement. In both 2000 and 1999, the Company requested and obtained a temporary increase to $33,000,000 for the period October 18, 2000 through December 31, 2000 and for the period August 1, 1999 through November 30, 1999, respectively, in anticipation of peak seasonal working capital needs.

     On April 27, 2001, the Company entered into a Fifth Amendment of the 1998 Revolving Credit Agreement (the "Fifth Amendment"). The Fifth Amendment modified the 1998 Revolving Credit Agreement by, among other things, deleting the requirement to maintain a Fixed Charge Coverage Ratio; revising the minimum Net Tangible Worth covenants for March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001; reducing the permitted seasonal collateral overadvance from $3,000,000 to $1,500,000; setting the interest rate on borrowings equal to the Bank's prime rate plus 1.50% and eliminating the Eurodollar borrowing option; and setting the termination date of the 1998 Revolving Credit Agreement at June 25, 2002. In addition, the Bank established a reserve against the Company's women's jewelry inventory, as permitted by the 1998 Revolving Credit Agreement, as amended, that decreased availability by approximately $3,000,000 pending the sale of those assets. As further described in Note A to the accompanying consolidated financial statements, the Company sold certain of its women's jewelry inventory on July 23, 2001 as part of a plan to exit the women's costume jewelry business and accordingly, the reserves pertaining to this inventory have been eliminated.

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

     On July 16, 2001, the Company entered into a Seventh Amendment of the 1998 Credit Agreement (the "Seventh Amendment") in connection with the sale of certain of its women's jewelry assets to K&M. The Seventh Amendment, among other things, reduced the maximum amount of revolving advances from $30,000,000 to $25,000,000 at all times subsequent to the sale of the women's jewelry assets and removed the applicable women's jewelry accounts receivable and inventory from the collateral base. The Seventh Amendment also provided for the bank's consent to the sale.

     At December 31, 2001, the Company was not in compliance with the Bank's Tangible Net Worth ratio as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended
December 31, 2001. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the
"Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the
"Seasonal Overadvance") and requires that John and Marshall Tulin furnish to the Bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance. (see Note 0)

     Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the amended revolving credit agreement terms will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern in its present form.

     The Company announced in March 2001 that it had received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report for the year ending December 31, 2000 on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company's shares are now traded in the over-the-counter market. Because the Company historically has not relied on the public equity markets for external funding, it does not anticipate any adverse financial consequences resulting from Nasdaq's action.

     In the ordinary course of business, the Company is contingently liable for performance under a letter of credit of approximately $580,000 at December 31, 2001. The Company is required to pay a fee quarterly equal to 1.75% per annum on the outstanding letter of credit.

     The following chart summarizes the Company's contractual obligations as of December 31, 2001:

  Dollars in thousands                Payments Due by Period
                                  Less than  Between 2-   Between   After 5
                            Total    1 year    3 years       4-5     years
                                                           years
  Operating leases        $22,462    $3,444     $3,120    $2,931   $12,967

  Minimum payments
  required under
  Royalty agreements       $8,555    $3,722     $4,483      $350         -


Significant Accounting Policies

     Management believes that the accounting policies discussed below are important to an understanding of the Company's financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve judgment, management believes the other accounting policies discussed in footnote B to the consolidated financial statements are also important in understanding the statements.

     The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, and customer returns. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry, and individual customer and product experience.

     The Company determines allowances for doubtful accounts using a number of factors including historical collection experience, general economic conditions, and the amount of time an account receivable is past its payment due date. In certain circumstances where it is believed a customer is unable to meet its financial obligations, a specific allowance for doubtful accounts is recorded to reduce the account receivable to the amount believed to be collectable.

     The Company determines the valuation allowance for deferred tax assets based upon projections of future taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset were anticipated to reverse.

Cash flows

     Cash used in operations totaled $427,000 in 2001 compared to cash used in operations of $3,250,000 in 2000. Cash used in operations in 2001 and 2000 was due principally to the net loss in both years, and decreases in certain accrued and other long term liabilities. Cash provided by operations in both years was due mainly to depreciation and amortization and to decreases in accounts receivable, inventory, and deferred taxes. Working capital decreased by $9,870,000 in 2001 due to reductions in accounts receivable, inventory, and deferred income taxes and increases in accounts payable, all partially offset by a reduction in short term borrowings. Working capital decreased $10,923,000 in 2000 due to decreases in accounts receivable, inventory, deferred taxes and an increase in short-term borrowings, partially offset by increased taxes recoverable and a net decrease in all other current liabilities. The sale of certain assets associated with the women's costume jewelry division and of the company's South Norwalk, Connecticut manufacturing facility provided $10,362,000 in cash from investing activities. Capital expenditures were $660,000 and $583,000 in 2001 and 2000, respectively, and life insurance premiums used principally to fund deferred compensation were $257,000 and $788,000, in 2001 and 2000, respectively. Cash used in financing activities totaled $8,870,000 in 2001 due to a net reduction in the Company's short term borrowings following the application of cash proceeds from the sales of the women's jewelry assets and the Connecticut manufacturing facility. In 2000, financing activities provided $3,844,000 primarily from increases in net short term borrowings, partially offset by repayments of long-term debt and by advances to the retirement plan.

Capital Expenditures

          The Company expects that cash from operations and availability under the 1998 Revolving Credit Agreement will be sufficient to fund its ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

Forward Looking Statements

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards
Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combination," (SFAS No. 141) and "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will have no material effect on the financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2002. The Company believes that the adoption of SFAS No. 143 will have no material effect on the financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company believes that the adoption of SFAS No. 144 will have no material effect on the financial statements.


Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk.

     The Company sells products primarily to major retailers within the United States. The Company's three largest customers accounted for approximately 37% of consolidated trade receivables
(gross of allowances) in 2001 and 42% in 2000.

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

Item 8.   Financial Statements and Supplementary Data.

Swank, Inc.                                                 2001       2000
Consolidated Balance Sheets as of December 31
(Dollars in thousands)
Assets
Current:
 Cash and cash equivalents                                 $ 974      $ 999

Accounts receivable, less allowances of $7,182 and
 $8,989                                                    9,067     14,386

 Inventories, net:

   Raw materials                                           3,334      6,347
   Work in process                                         2,176      3,616
   Finished goods                                         14,938     21,927
                                                          20,448     31,890

 Deferred income taxes                                         -      1,450
 Income taxes recoverable                                  3,032      2,251
 Prepaid and other                                           938        960
   Total current assets                                   34,459     51,936

Property, plant and equipment, at cost:

  Land and buildings                                       3,568      7,775
  Machinery, equipment and software                       11,133     11,427
  Improvements to leased premises                          1,704      1,049
  Capital leases                                           1,471      1,471

                                                          17,876     21,722

  Less accumulated depreciation and amortization          15,295     17,744
     Net property, plant and equipment                     2,581      3,978
Other assets                                               6,171      6,583
Total Assets                                            $ 43,211   $ 62,497
Liabilities

Current:
  Notes payable to banks                                $ 12,105   $ 21,104
  Current portion of long-term debt                           16        154
  Accounts payable                                         3,700      3,120
  Accrued employee compensation                            1,891      3,367
  Accrued royalties payable                                2,065      1,895
  Income taxes payable                                       349          -
  Other liabilities                                        4,697      2,790

     Total current liabilities                            24,823     32,430

Long-term obligations and deferred credits                12,747      8,821

Total Liabilities                                         37,570     41,251
Commitments and contingencies (Note J)
Stockholders' Equity

Preferred stock, par value $1.00:
  Authorized 1,000,000 shares
Common stock, par value $.10:
  Authorized 43,000,000 shares:
    issued 5,633,712 and 5,633,712 shares                    563        563

Capital in excess of par value                             1,440      1,440
Retained earnings                                          3,959     19,677
Accumulated other comprehensive income, net of tax          (85)         88
                                                           5,877     21,768
     Treasury stock at cost, 111,222 and 111,222
       shares                                              (236)      (236)

     Deferred employee benefits                                -      (286)

Total stockholders' equity                                 5,641     21,246

Total Liabilities and Stockholders' Equity              $ 43,211   $ 62,497


Swank, Inc.
Consolidated Statements of
Operations
For Each of the Three Years Ended
December 31
(In thousands, except share and per
share data)                                    2001        2000        1999
Net sales                                  $ 88,568   $ 101,648   $ 104,748

Cost of goods sold                           61,887      69,253      69,444

Gross profit                                 26,681      32,395      35,304

Selling and administrative expenses          31,097      36,308      34,346

Restructuring expenses                          473       1,496           -

Income (loss) from operations               (4,889)     (5,409)         958

Interest expense, net                         1,422       1,869       1,305

Income (loss) before income taxes
 and minority interest                      (6,311)     (7,278)       (347)

Provision (benefit) for income taxes          (267)       3,890       (379)

Minority interest in net loss of
 consolidated subsidiary                          -         185           -

Income (loss) from continuing
 operations                               $ (6,044)  $ (10,983)        $ 32

Discontinued operations:

(Loss) from discontinued operations,
 net of income tax provision
(benefit)  of $(505), $689 and $1,340       (3,717)     (1,012)       2,355

(Loss) on disposal of discontinued
 operations, net of income tax
 (benefit) of $(810)                        (5,957)           -           -

Income (loss) from discontinued
 operations                                 (9,674)     (1,012)       2,355

Net income (loss)                        $ (15,718)  $ (11,995)     $ 2,387

Net income (loss) per common share:

 Continuing operations                       (1.10)   $  (1.99)      $  .01

 Discontinued operations                     (1.75)       (.18)         .42

  Net income (loss) per common share      $  (2.85)   $  (2.17)      $  .43

Net income (loss) per common share
 assuming dilution:

 Continuing operations                      $(1.10)   $  (1.99)      $  .01

 Discontinued operations                     (1.75)       (.18)         .42

  Net income (loss) per common share
    assuming dilution                     $  (2.85)   $  (2.17)      $  .43

Weighted average common shares
 outstanding                              5,522,490   5,522,513   5,522,305

Weighted average common shares
 outstanding assuming dilution            5,522,490   5,522,513   5,561,286


 The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc.
Consolidated Statements of Changes in Stockholders' Equity


For Each of the                                                  Deferred Employee
Three Yeards Ended                                                    Benefits       Treasury Stock
December 21, 2001,                        Accumlated
2000 and 1999    Common      Capital in        Other
(Dollars in      Stock, Par  Excess Of   Comprehensive Retained   Number              Number
 thousands)      Value $.10  Par Value       Income    Earnings   Of Shares  Amount   Of Shares   Amount

Balance,
 December 31,
 1998               $ 1,689      $ 913          $   -   $ 29,285          -     $  -     333,519   $ (709)
Exercise of
 stock options            1         13
Currency
 translation
 adjustment                                        15
Net income                                                 2,387
Balance,
 December 31,
 1999                 1,690        926             15      1,672          -        -     333,519     (709)

One-for-three
 reverse stock
 split              (1,127)        654                                                 (222,346)       473
Advance to
 retirement plan                                                    180,658    (286)
Equity incentive
 compensation                    (140)
Stock
 repurchased                                                                                  49
Currency
 translation
 adjustment                                        73
Net (loss)                                              (11,995)
Balance,
 December 31,
 2000                   563      1,440             88     19,677    180,658    (286)     111,222     (236)

Advance to
 retirement plan                                                  (180,658)      286
Currency
 translation
 adjustment                                      (88)
Minimum pension
 liability, net
 of tax                                          (85)
Net (loss)                                              (15,718)
Balance,
 December 31,                                                                            111,222   $ (236)
 2001                 $ 563    $ 1,440       $   (85)    $ 3,959          -      $ -

The accompanying notes are an integral part of the consolidated financial statements


Swank, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

For Each of the Three Years Ended December 31          2001         2000        1999
Cash flow from operating activities:
Net income (loss)                                $ (15,718)   $ (11,995)     $ 2,387
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operations:

     Loss on disposal of division                     5,957            -           -
     Provision (recoveries) for bad debts             (226)         (60)         304
     Minority interest in net loss of
      consolidated subsidiary.                            -        (505)       (284)
     Depreciation and amortization                      904        1,456       1,616
     Loss on sale of equipment and investments           40          551          13
     Amortization of deferred gain on sale of
      building                                        (311)            -           -
     (Increase) decrease in deferred income
      taxes                                           1,450        4,513     (1,894)
     Compensation adjustment to capital in
      excess of par                                       -        (140)           -
     (Increase) decrease in cash surrender
      value of life insurance                           416          997     (1,915)
Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivable                                      4,096        2,002     (2,014)
     Decrease in inventories                          5,794        4,504       5,188
     Decrease in prepaid and other                      859        1,047         248
     (Increase) in income taxes recoverable         (1,091)      (1,941)           -
     (Decrease) in accounts payable, accrued
      and other liabilities                         (1,735)        (981)     (2,579)
     Increase (decrease) in income taxes
      payable                                           349      (1,701)       (187)
     Increase (decrease) in long-term
      obligations and deferred credits              (1,296)        (997)         738
       Net cash provided by (used in)
        operations                                    (512)      (3,250)       1,621
Cash flow from investing activities:
  Capital expenditures                                (660)        (583)     (1,520)
  Proceeds from sale of building and equipment        5,822          445           -
  Proceeds from sale of division                      4,540            -           -
  Premiums on life insurance                          (257)        (788)       (707)
      Net cash provided by (used in) investing
       activities                                     9,445        (926)     (2,227)
Cash flow from financing activities:
  Borrowings under revolving credit agreements       47,523       71,221      70,733
  Payments of revolving credit obligations         (56,521)     (66,879)    (69,292)
  Principal payments on long-term debt                (158)        (209)       (363)
  Proceeds from exercise of employees' stock
   options                                                -            -          14
  Payments from (advances to) retirement plan           286        (289)           -
      Net cash provided by (used in) financing
       activities                                   (8,870)        3,844       1,092
Currency translation adjustment                        (88)           73          15
Net increase (decrease) in cash and cash
 equivalents                                           (25)        (259)         501
Cash and cash equivalents at beginning of year          999        1,258         757
Cash and cash equivalents at end of year               $974        $ 999     $ 1,258
  Cash paid during the year for:
     Interest                                        $1,551       $2,392     $ 1,806
     Income taxes                                      $160       $2,501     $ 3,400
  Non-cash transactions:
     Minority interest in acquisition of
      subsidiary                                          -            -       $ 789

 The accompanying notes are an integral part of the consolidated financial statements


Notes to Consolidated Financial Statements

A.  The Company

     The Company is engaged in the manufacture, sale and distribution of men's belts, leather accessories, suspenders and jewelry. Its products are sold both domestically and internationally, principally through department stores, and also through specialty stores and mass merchandisers. The Company operates a number of factory outlet stores primarily to distribute excess and out of line merchandise. See Note L.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2001, which the Company was able to fund from the bank facility in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining its cash requirements within its amended revolving credit agreement; and ultimately, returning to profitability.

     Over the past two years, the Company has taken certain steps and has instituted several initiatives intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities; entering into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division; and, instituting process improvements designed to eliminate waste and improve operating efficiencies. The Company has already commenced and/or completed several of the foregoing initiatives, including the closure of the Attleboro, Massachusetts manufacturing facility during the second quarter of 2000 that resulted in a restructuring charge of $2,041,000 (see Note C of the accompanying consolidated financial statements) and a charge during the fourth quarter of 2000 of $2,371,000 (consisting of $1,849,000 and $522,000 relating to the Attleboro and Costa Rica facility closures, respectively) for inventory obsolescence associated with raw material and work-in-process inventory; the closure of the Costa Rica manufacturing facility during the second quarter of 2001; the sale of certain assets associated with and the discontinuation of the Company's women's costume jewelry division resulting in a loss on disposition of $5,957,000; the institution of improved processes within certain purchasing and sourcing functions in an attempt to aggressively reduce inventory levels in response to a decline in incoming orders; and the realignment of production levels to more accurately reflect projected shipping requirements.

     As a result of these and other actions, inventory levels were lower by $11,442,000 at December 31, 2001 compared with the prior year. In addition, in April 2001, the Company received a refund of $2,251,000 from the Internal Revenue Service and anticipates receiving an additional refund of $3,032,000 in 2002 for federal income taxes paid in prior years. As discussed above, during the second quarter, the Company completed the sale of its South Norwalk, Connecticut manufacturing facility at a purchase price of approximately $6,100,000 and contemporaneously entered into a lease-back of that property for a period of ten years. During the third quarter, the Company also completed the sale of certain assets associated with its women's costume jewelry division at a purchase price of approximately $4,600,000. The net proceeds of both transactions were used to reduce the Company's outstanding revolving credit balance.

     At December 31, 2001, the Company was not in compliance with the Bank's Tangible Net Worth ratio as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended
December 31, 2001. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the
"Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the
"Seasonal Overadvance") and requires that John and Marshall Tulin furnish to the Bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance. (see Note 0)


     Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the amended revolving credit agreement terms, will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern in its present form.

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

Allowances for Accounts Receivable
     The Company's allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts and cooperative advertising are reflected in selling and administrative expenses. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential bad debt losses. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of the Company's share of certain promotions by its retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2001, 2000 and 1999 were $(226,000), $(60,000), and
$304,000, respectively.

Market Risk
          The Company sells products primarily to major retailers within the United States. The Company's three largest customers accounted for approximately 37% of consolidated trade receivables
(gross of allowances) in 2001 and 42% in 2000.

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

Inventories
     Inventories are stated at the lower of cost (principally average cost which approximates FIFO) or market. The Company's inventory is somewhat fashion oriented and, as a result, is subject to risk of rapid obsolescence. Management believes that inventory has been adequately adjusted, where appropriate, and that the Company has adequate channels to dispose of excess and obsolete inventory.

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

     The Company has capitalized lease obligations remaining for equipment, equal to the lesser of the present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. The cost of the leased assets is amortized on a straight line basis over the lesser of the term of the lease obligation or the life of the asset, generally 3 to 5 years.

     Expenditures for maintenance and repairs and minor renewals are charged to expense; betterments and major renewals are capitalized. Upon disposition, cost and related accumulated depreciation are removed from the accounts with any related gain or loss reflected in results of operations.

     Periodically, management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating income resulting from intangible assets with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and prospects, in addition to other economic factors. As a result of such cash flow analysis, the Company wrote-down the value of certain machinery and equipment at its Costa Rica facility and recognized an expense of $502,000, which was included in selling and administrative expenses for the year ending December 31, 2000.

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

Stock-Based Compensation
     The Company measures the cost of stock-based compensation associated with the stock option plans described in Note H using the "intrinsic value" method. Under this method, the increment of fair value, if any, at the date of grant over the exercise price is charged to expense over the period that the employee provides the associated services. The Company discloses the information required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", which includes information with respect to stock-based compensation determined under the "fair value" method. The Company uses the Black-Scholes formula to determine the fair value of options on the grant date for purposes of this disclosure.

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

Comprehensive Income
     Reporting comprehensive income requires that certain items recognized under generally accepted accounting standards as separate components of stockholders' equity be reported as comprehensive income in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income or
(loss) of $(173,000) in 2001 and $73,000 in 2000 arose from a loss in connection with the closure of the Company's Costa Rica manufacturing facility and the recording of the minimum pension liability relating to the Company's defined benefit plan, and a gain resulting from the effects of foreign currency translation, respectively.

Segments and Related Information - Discontinued Operations
     As further described in Note L below, the Company completed the sale of certain assets pertaining to its women's costume jewelry business during the third quarter and contemporaneously discontinued its remaining women's jewelry operations. Accordingly, the Company now has only one reportable segment, its Men's Accessories business.

C.    Restructuring Charges

     Early in 2001, the Company intensified its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of that strategy, the Company recorded a restructuring charge of $845,000 through December 31, 2001 for employee severance and related payroll costs associated with additional staff reductions primarily within certain sales and administrative departments affecting approximately 93 employees. Of the $845,000 charge, $372,000 was reclassified to discontinued operations and $473,000 is included in the results of continuing operations. No restructuring charges were recorded during the fourth quarter.

     The restructuring charges have been stated separately in the Consolidated Statement of Operations. As of December 31, 2001, approximately $837,000 had been paid and $8,000 was included in Other Liabilities in the Consolidated Balance Sheet. The Company anticipates that the remaining liability will be paid by the end of the first quarter in 2002. While the Company currently does not anticipate any further material changes to the restructuring charge, management continues to review the status of its global sourcing and support operations for further efficiencies and cost reduction opportunities.

    On April 6, 2001, the Company ceased production operations at Joyas y Cueros which had been engaged in the manufacture of certain men's and women's jewelry items for the Company as a majority-owned subsidiary since 1999. Management determined that Joyas y Cueros could not be competitive with other jewelry resources in light of recent changes in women's jewelry fashion trends and improved quality and price competitiveness from Asian vendors. In connection with the plant closure, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded severance and associated costs of approximately $264,000 in 2001 in connection with the termination of its manufacturing operations. Restructuring charges associated with Joyas y Cueros were included in Cost of Sales on the Consolidated Statement of Operations for the periods ended December 31, 2001 and 2000. As part of the restructuring and plant closure, approximately 150 employees were terminated. Management had completed the sale and liquidation of Joyas y Cueros' assets by December 31, 2001.

    On March 16, 2000, the Company announced a plan to cease production operations at its jewelry manufacturing facility located in Massachusetts and transfer its remaining domestic jewelry production requirements to its majority-owned subsidiary, Joyas y Cueros and certain third-party vendors. Manufacturing operations at Attleboro ceased in May 2000 following the orderly transition of merchandise requirements to other resources. Management concluded early in 2000 that its Attleboro manufacturing facility could no longer be competitive in light of the increasing pressure to sustain gross margins at both the wholesale and retail level and that maintaining a domestic large-scale jewelry manufacturing operation was not economically viable. In connection with the closure, the Company recorded a restructuring charge of $2,041,000 against income from operations for year ended December 31, 2000 to cover employee severance and other payroll related costs. Additional integration costs of $1,849,000 were incurred during the fourth quarter of 2000 in connection with obsolescence charges for certain jewelry raw material and work in process inventories and are included in cost of goods sold. During 2001, the Company paid the remaining $308,000 of outstanding restructuring liabilities which had been included in Other Current liabilities at December 31, 2000. The restructuring charges recorded in 2000 were based upon the estimates of the cost of the employee terminations including outplacement fees, severance, and curtailment losses related to certain post-retirement benefits.

D.   Short-Term Borrowings

(Dollars in thousands)                      2001       2000      1999
At December 31:
  Total lines                            $25,000    $30,000   $30,000
  Weighted average interest rate           6.25%     10.75%     8.50%
For the year:
  Monthly average borrowing
   outstanding                            17,828     23,142    22,995
  Maximum borrowing outstanding at
   any month end                          22,767     29,405    29,974
  Monthly interest rate  (weighted
   average)                                8.45%      9.94%     7.69%
Balance at December 31                    12,105     21,104    16,762

     The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under the Company's revolving credit facility for seasonal working capital needs.

     In July 1998, the Company signed the 1998 Revolving Credit Agreement to replace the Company's prior $25,000,000 credit facility. The 1998 Revolving Credit Agreement is collateralized by substantially all of the Company's domestic accounts receivable, inventory and machinery and equipment. In addition, the 1998 Revolving Credit Agreement prohibits the Company from payment of dividends, and imposes limits on capital expenditures and additional indebtedness for borrowed money. The Company is required to pay a commitment fee monthly of .375% per annum on the difference between the average daily borrowings outstanding and the maximum amount available. In 2001, the Company did not request or obtain a temporary increase in the 1998 Revolving Credit Agreement. In 2000 and 1999, the Company requested and obtained a temporary increase to $33,000,000 for the period October 18, 2000 through December 31, 2000 and for the period August 1, 1999 through November 30, 1999, respectively, in anticipation of peak seasonal working capital needs.

     On April 27, 2001, the Company entered into a Fifth Amendment of the 1998 Revolving Credit Agreement (the "Fifth Amendment"). The Fifth Amendment modified the 1998 Revolving Credit Agreement by, among other things, deleting the requirement to maintain a Fixed Charge Coverage Ratio; revising the minimum Net Tangible Worth covenants for March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001; reducing the permitted seasonal collateral overadvance from $3,000,000 to $1,500,000 million; setting the interest rate on borrowings equal to the Bank's prime rate plus 1.50% and eliminating the Eurodollar borrowing option; and setting the termination date of the 1998 Revolving Credit Agreement at June 25, 2002. In addition, the Bank established a reserve against the Company's women's jewelry inventory, as permitted by the 1998 Revolving Credit Agreement, as amended, that decreased availability by approximately $3,000,000 pending the sale of those assets. As further described in Note L below, the Company sold certain of its women's jewelry inventory on July 23, 2001 as part of a plan to exit the women's costume jewelry business and accordingly, the reserves pertaining to this inventory have been eliminated.

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

     On July 16, 2001, the Company entered into a Seventh Amendment of the 1998 Credit Agreement (the "Seventh Amendment") in connection with the sale of certain of its women's jewelry assets to K&M. The Seventh Amendment, among other things, reduced the maximum amount of revolving advances from $30,000,000 to $25,000,000 at all times subsequent to the sale of the women's jewelry assets and removed the applicable women's jewelry accounts receivable and inventory from the collateral base. The Seventh Amendment also provided for the bank's consent to the sale.

     At December 31, 2001, the Company was not in compliance with the Bank's Tangible Net Worth ratio as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended
December 31, 2001. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the
"Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the
"Seasonal Overadvance") and requires that John and Marshall Tulin furnish to the Bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance. (see Note 0)


E.  Income Taxes

(Dollars in thousands)
Provision (benefit) for
 income taxes:                         2001            2000        1999
Currently payable
(recoverable):
  Federal                          $(3,032)       $ (2,257)      $2,199
  State                                   -               -         638
  Foreign sales corporation               -               6          18

                                    (3,032)         (2,251)       2,855
Deferred:
  Federal                             1,450           4,073     (1,630)
  State                                   -           1,379       (264)

                                      1,450           5,452     (1,894)

 Total provision (benefit)         $(1,582)          $3,201        $961

Deferred tax provision
 (benefit):                            2001            2000        1999

Accounts receivable reserves           $159           $ 304      $(631)
Deferred compensation                   542             581       (429)
Inventory capitalization                651             226         421
Postretirement benefits                  20           (248)        (77)
Inventory reserves                       59             197       (397)
Workman's compensation                (114)              38          76
Termination costs                       148             115       (116)
Corporate owned life
insurance                           (1,097)         (1,097)     (1,098)
Gain on sale of assets              (1,739)               -           -
Depreciation                             75           (164)       (101)
Federal NOL carryforwards           (1,042)               -           -
State NOL carryforwards               (687)               -           -
AMT credit carryforwards              (175)               -           -
Other items.                          (106)             292         458
Valuation allowance                   4,756           5,208           -

                                     $1,450          $5,452    $(1,894)

Effective income tax rate:             2001            2000        1999

Statutory federal income tax
 rate.                              (34.0)%         (34.0)%       34.0%
State income taxes, net of
 federal tax benefit                  (5.1)              .4         5.1
Life insurance                          1.8             3.9      (11.7)
Valuation allowance                    27.5            56.0           -
Foreign tax rate
 differentials                           .3             7.3         9.0
Resolution of federal tax
 carryback                                -               -       (9.6)
Other items, net                         .3              .8         4.6

                                     (9.2)%           34.4%       31.4%

Components of the net
 deferred tax asset:                   2001            2000        1999

Deferred tax assets:
  Accounts receivable
   reserves                          $1,577          $1,736      $2,040
  Deferred compensation               1,708           2,250       2,831
  Inventory capitalization              520           1,171         823
  Postretirement benefits             1,096           1,115         867
  Inventory reserves                    336             395         592
  Workman's compensation                133              19          57
  Termination costs                      40             188         303
  Gain on sale of assets              1,830               -           -
  Federal NOL carryforwards           1,042               -           -
  State NOL carryforwards             1,052             365           -
  AMT credit carryforwards              175               -           -
  Environmental costs                   640             659         662
  Other                                 143              19         308
  Gross deferred asset               10,292           7,917       8,483
Deferred tax liabilities:
  Corporate owned life
   insurance                              -         (1,097)     (2,194)
  Depreciation                        (328)           (162)       (326)
  Valuation allowance               (9,964)         (5,208)           -

Net deferred tax asset               $    -         $ 1,450      $5,963

     At December 31, 2000, the Company recorded a valuation allowance on its deferred tax asset in the amount of $5,208,000 to reduce the asset to its estimated net realizable value based upon its projections of taxable income and loss for future tax years in which the temporary differences that created the deferred tax asset were anticipated to reverse. At December 31, 2000, the Company believed that it would be more likely than not that it would receive $1,450,000 from the Internal Revenue Service as a result of filing a carryback claim in 2002 of federal income taxes paid in 1999.

     At December 31, 2001, the Company recorded an additional valuation allowance on its deferred tax asset of $4,756,000 to increase the allowance to $9,964,000. At the end of 2001, the Company's deferred tax asset was fully reserved reflecting the full utilization of available carryback of federal income taxes paid in 1999. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future tax years are revised based on actual results. At December 31, 2001 the Company included on its Consolidated Balance Sheet federal income taxes recoverable of $3,032,000.

     During 1999, the Company settled with the Internal Revenue Service regarding a carryback claim filed by the Company, which resulted in a refund of federal income taxes paid in prior years in the amount of $293,000. The foreign rate differentials resulted from startup expenses related to the Costa Rica joint venture, which are not benefited for U.S. or foreign tax purposes.

     At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $3,063,000 and $19,134,000, which expire in 2022 and 2006, respectively. The alternative minimum tax credit carryforward of approximately $175,000 at December 31, 2001, currently does not expire.

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

F.   Long-Term Obligations

 Long-term obligations, excluding the current portion, at December 31, were as follows:

 (Dollars in thousands)                        2001       2000
 Benefits under 1987 Deferred
  Compensation
 Plan and Postretirement benefits (See
  Note G)                                    $3,877     $3,800

1993 Deferred Compensation Plan (See
  Note G)                                     1,854      3,095

 Environmental liabilities (See Note J)       1,588      1,588

 Supplemental death benefits                    104         86

 Deferred gain on sale of assets (See
  Note J)                                     4,360          -

 Obligation on property sublease                770          -

 Other                                          194        194

 Long-term portion of capital leases              -         58

                                            $12,747     $8,821

     The Company's lease agreements for certain computer hardware and software have been classified as capital leases for financial reporting purposes. Accumulated amortization of assets under capital leases was $1,456,000 and $1,437,000 as of December 31, 2001 and 2000, respectively. The Company did not enter into any new capitalized leases in 2001, 2000 or 1999.

     Future minimum lease payments and the present value of the minimum lease payments as of December 31, 2001 were:

   (Dollars in thousands)
   2002                                                $ 16
   Imputed interest at 11.0%                            (1)
   Present value of minimum lease payments             $ 15


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

     The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses for the Company's contributions to the Plan were $218,000, $970,000 and $451,000 in 2001, 2000 and
1999, respectively. At December 31, 2001 and 2000, the Plan held a total of 3,338,474 and 3,395,586 shares, respectively, of the Company's outstanding stock, of which 3,338,474 and 3,178,955 respectively, were allocated to participants. The Company from time to time makes loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2001. At December 31, 2000, the outstanding obligation due from the Plan was $286,000 and was classified in the Consolidated Balance Sheet as deferred employee benefits, a reduction in stockholders' equity.

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

     The following table sets forth reconciliations of the beginning and ending balances of the Company's postretirement benefits and defined benefits under its 1987 Deferred
Compensation Plan described below:

 (Dollars in thousands)           Postretirement           Defined
                                     Benefits             Benefits
 Change in Benefit
 Obligation                        2001        2000       2001      2000
 Benefit obligation at
  beginning of year:             $4,911      $4,763     $2,158    $2,356
 Service cost                        20          26          -         -
 Interest cost                      344         355        126       166
 Participants' Contributions         13          20          -         -
 Amendments                        (38)       (125)          -         -
 Special termination benefit
  cost                                -         109          -         -
 Curtailment                          -         (7)          -         -
 Actuarial (gain) loss              177         460         25        72
 Benefits paid                    (235)       (690)      (436)     (436)
 Benefit obligation at end
  of year                        $5,192      $4,911     $1,873    $2,158

 Change in  Plan Assets
 Plan assets at beginning of
  year at fair value                $ -         $ -        $ -       $ -
 Employer contributions             222         670        436       436
 Participants' contributions         13          20          -         -
 Benefits paid                    (235)       (690)      (436)     (436)
 Plan assets at end of year
  at fair value                       -           -          -         -
 Funded status                 $(5,192)    $(4,911)   $(1,873)  $(2,158)
 Unrecognized actuarial
  (gain) loss                     1,164       1,025         85        72
 Unrecognized transition
  obligation                      1,288       1,446          -         -
 Unrecognized prior service
  (credit) cost                       -           -          -         -
 Accrued benefit cost (1)      $(2,740)    $(2,440)   $(1,788)  $(2,086)

(1) Amounts totaling $736,000 and $726,000 have been included in accrued employee compensation as of December 31, 2001 and 2000, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

     The weighted-average discount rate used in determining the accumulated benefit obligations was 6.95%, 7.25%, and 7.75% at December 31, 2001, 2000, and 1999, respectively. For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered Medicare Part B health care benefits is assumed for 2002 and all years thereafter. A 13.0% annual rate of increase in the per capita cost of AARP Medicare Supplemental Coverage is assumed for 2002. This rate is assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter. An 8.8% annual rate of increase in the per capita cost for Pre-65 Continuation of Medical Coverage is assumed for 2002. This rate is assumed to decrease gradually to 5.5% in 2005 and remain at that level thereafter.

     The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 6.00%, 6.50%, and 7.75% at December 31, 2001, 2000, and 1999,
respectively.

     Net periodic postretirement and defined benefit cost for 2001, 2000 and 1999 included the following components:

                                     Postretirement             Defined
 (Dollars in thousands)                 Benefits                Benefits
                                   2001    2000    1999    2001   2000     1999
 Service cost                       $20     $26    $ 39      $-     $-     $ 40

 Interest cost                      344     355     338     126    166      141

 Expected return on plan assets       -       -       -       -      -        -

 Recognized actuarial (gain)         38      11      48      12      -      (1)
  loss

  Amortization of transition
  obligation                        120     137     156       -      -     (20)

 Amortization of prior service
  (credit) cost                       -       -       -       -      -     (18)

 Net periodic benefit costs
  included  in selling and
  administrative  expenses         $522    $529    $581    $138   $166     $142

 (Gain) loss recognized due to
  curtailment                         -     328       -       -      -    (169)

 Special termination benefit          -     109       -       -      -        -
  cost

 Total plan cost (income)          $522    $966    $581    $138   $166    $(27)

     The Company has multiple health care and life insurance postretirement benefit programs which are generally available to executives. The health care plans are contributory (except for certain AARP and Medicare Part B coverage) and the life insurance plans are noncontributory. A portion of the life insurance benefits are fully insured through group life coverage and the remaining life benefits are self-insured. Life insurance contracts have been purchased on the lives of certain employees in order to fund postretirement death benefits to beneficiaries of salaried employees who reach age 60 with ten years of service. Proceeds from these contracts are expected to be adequate to fund the Company's obligations. The cost of these contracts is included in the annual postretirement cost shown above. On December 31, 1998, the health plan was changed from an indemnity coverage program to a preferred provider arrangement.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $3 and the postretirement benefit obligation by $57, respectively, while a one-percentage point increase would increase the total of service and interest cost by $3 and the postretirement benefit obligation by $66.

     In 1987, the Company adopted a deferred compensation plan (the "1987 Plan") available to certain key executives for the purpose of providing retirement benefits. Interest credited to participants' accounts is paid at retirement in the form of a monthly annuity over a period of ten years. All compensation that was deferred under the 1987 Plan has been returned to participants. The 1987 Plan was amended at the end of 1998 to change the method of determining future interest credits on participants' accounts. Life insurance contracts intended to fund 1987 Plan benefits through future death proceeds had been purchased on the lives of the participants and on certain other employees. However, as described in Note E, these contracts were surrendered in November 1998 with a corresponding reduction in gross cash surrender value and policy loans as set forth below.

     In 1999, the Company determined that it would be advantageous to place all remaining participants in the 1987 Plan who were not currently receiving benefits into payout status, effective January 1, 2000. Participants will receive benefit payments over ten years resulting in the elimination of the Company's liability under the 1987 Plan by the end of 2009. The curtailment of the 1987 Plan resulted in an acceleration of the unrecognized liability to participants, which was offset by a reduction in plan liabilities associated with a change in certain actuarial assumptions. The net effect of these adjustments was a gain of $169,000 included in selling and administrative expenses which was recorded in the fourth quarter of 1999.

     In 1993, the Company established a deferred compensation plan for certain key executives (the "1993 Plan") that provides for payments of the amounts deferred and the earnings thereon upon retirement, death or other termination of employment. Amounts payable to participants in the 1993 Plan aggregated $2,462,000 and $3,637,000 at December 31, 2001 and 2000,
respectively, of which $608,000 and $542,000 respectively, have been classified in accrued employee compensation. The remaining balances of $1,854,000 and $3,095,000 respectively, have been included in long-term obligations (See Note F). Variable life insurance contracts have been purchased on the lives of participants and on certain other employees. These contracts are held in a grantor trust and the contract values are expected to be adequate to fund the benefit obligations under the 1993 Plan. The net costs related to the 1993 deferred compensation plans are included in selling and administrative expense and aggregated approximately $70,000, $111,000, and $330,000 in 2001, 2000 and
1999, respectively.

     The Company uses loans against the policy cash values to pay part or all of annual life insurance premiums, except for the variable life policies. The aggregate gross cash surrender value of all policies was approximately $8,193,000 and $8,920,000 at December 31, 2001 and 2000, respectively, which is included in other assets, net of policy loans aggregating approximately $2,320,000 and $2,348,000 respectively. The Company has no intention of repaying any policy loans and expects that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $137,000, $185,000 and $285,000 in 2001, 2000 and 1999,
respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 6.2%, 6.2%, and 6.3% at December 31, 2001, 2000 and 2001, respectively.

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

     In 1994, the Company established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of Common Stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. No options were granted in 2001 under this plan but 5,000 shares of Common Stock were granted under this plan in 2000 and 1999. At December 31, 2001, a total of 13,333 shares of Common Stock were reserved for future grants under the directors' plan.

     In April 1998, the Company's stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "1998 Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits the Company's Board to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. Long-term performance awards were granted under the 1998 Plan in October 1998 to certain key employees. Awards are based upon a formula which incorporates a minimum and maximum range of cumulative earnings, determined before incentive compensation pursuant to the awards and before income taxes, for the three year period ending December 31, 2000. If earned, the awards would have been payable partially in cash and partially in restricted shares of the Company's common stock. Each award is entirely denominated in dollars. The number of restricted shares to have been issued under the 1998 Plan to participants is based on the aggregate dollar amount of the equity portion of the awards divided by the fair value of the Company's shares at the date of distribution. Compensation expense of $350,000 was recorded as of December 31, 1998 with a corresponding liability of $210,000 and an increase to additional paid-in-capital of $140,000 in connection with awards under the 1998 Plan. In 1999, the Company reversed this liability and, in 2000, decreased additional paid-in-capital by $140,000 after determining that none of the participants in the 1998 Plan would be entitled to receive any amounts, as the cumulative measurements for the three-year period were not met. The Company granted options for 725,000 shares under the 1998 Plan in 2001. These shares vest immediately. No awards were granted by the Board in either 2000 or 1999. At December 31, 2001, a total of 275,000 shares of Common Stock were reserved for future grants under the 1998 Plan.


The following table summarizes stock option activity for the years 1999 through 2001:
                                                  Weighted
                                                   Average
                              Option Shares       Exercise
                                                     Price

  Outstanding at                    310,167          $2.70
  December 31, 1998
   Exercised                        (5,000)           2.82
   Forfeited                       (67,067)           2.13
   Expired                          (3,333)           3.48
   Granted                            5,000           3.66
   Outstanding at                   239,767          $2.85
   December 31, 1999
   Forfeited                       (12,800)           3.03
   Granted                            5,000           2.44
   Outstanding at
   December 31, 2000                231,967          $2.83
   Forfeited                       (26,667)           2.81
   Expired                        (185,300)           2.81
   Granted                          725,000            .17
   Outstanding at
   December 31, 2000                745,000           $.25



     For options granted in 2001, 2000 and 1999, the estimated weighted average fair value, assuming no dividends, was approximately $.13, $1.88, and $2.82, respectively, using a risk-free rate of 6.5%, and an expected volatility of .99 in each year, and expected lives of 5 years in each of 2001, 2000 and 1999, respectively. Pro forma net income (loss) and pro forma net income (loss) per share for options granted using the fair value method was $(15,804) and $(2.86) per share in 2001, $(12,003) and $(2.17) per share in 2000, and $2,378 and $.43 per share in 1999.


  Options outstanding as of December 31, 2001 were as follows:

  Exercise           Shares   Weighted   Weighted       Number   Weighted
  Price         Outstanding    Average    Average  Exercisable    Average
                                  Life      Price                   Price
                               (Years)
  $2.44      -       20,000       1.50      $3.07       20,000      $3.07
  $3.84
  $.17              725,000       4.83        .17      725,000        .17
  Total             745,000       4.74       $.25      745,000       $.25

       At December 31, 2001 and 2000 there were 745,000 and
231,967 exercisable options, respectively, and the weighted-average exercise prices were $.25 and $2.83, respectively.

I.   Net Income (Loss) Per Share

       The following table sets forth the computation of net income per share:

                                       Year ended December 31,
  (Dollars in thousands except                      2000         1999
  for shares and per share
  amounts)                             2001
  Numerator:
  Net income (loss)               $(15,718)    $(11,995)       $2,387
  Denominator:
  Weighted average common
  shares  outstanding             5,522,490    5,522,513    5,522,305
  Shares used in computing net
   income per common share        5,522,490    5,522,513    5,522,305
  Effect of dilutive options              -            -       38,981
  Shares used in computing net
   income  per common share
   assuming dilution              5,522,490    5,522,513    5,561,286
  Net income (loss) per common
   share basic and diluted:
  Continuing operations             $(1.10)      $(1.99)         $.01
  Discontinued operations            (1.75)        (.18)          .42
  Net income (loss) per common
   share                            $(2.85)      $(2.17)         $.43

     Unallocated shares maintained in the Company's Employee Stock Ownership Plan ("ESOP"), described in Note G, are reflected as a reduction of outstanding shares for earnings per share purposes until such shares are committed to be allocated. There were no shares at December 31, 2001, 2000 and 1999, remaining in the ESOP, which were not committed to be allocated.

J.  Commitments and Contingencies
     The Company leases certain of its warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expenses amounted to $3,361,000, $3,431,000 and $3,354,000 in
2001, 2000 and 1999, respectively.

     Future minimum lease payments under non-cancelable operating leases as of December 31, 2001 are as follows:

     (Dollars in  thousands)
     2002                                        $ 3,444
     2003                                          3,120
     2004                                          2,931
     2005                                          2,952
     2006                                          2,126
     Thereafter                                    7,889
     Total minimum payments                     $ 22,462

     On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The net proceeds to the Company of the sale of its manufacturing facility were approximately $5,800,000 reflecting a sale price of $6,100,000 less direct fees and expenses associated with the sale. Under the terms of the contract of sale, the Company was also required to fund an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. As of December 31, 2001, the escrow fund balance was approximately $47,000. The Company contemporaneously leased back the facility from the purchaser for a period of 10 years. Under the terms of the lease agreement, which the Company has classified as an operating lease for financial reporting purposes, the Company will pay monthly rent at a rate of approximately $57,000 that increases over the term of the lease to approximately $74,000 a month in year 10. The Company is also responsible for all taxes, insurance, and routine maintenance for the manufacturing facility. This transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's Consolidated Balance Sheet at closing and is being amortized over the lease term. The Company recorded amortization income of $311,000 through December 31, 2001.

     The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses to market certain products in specified territories, principally in the United States. The Company's licenses for "Tommy Hilfiger", "Geoffrey Beene", "Guess?", "Kenneth Cole", "Claiborne for Men" and "Pierre Cardin" collectively may be considered material to the Company's business. The Company is obligated to pay minimum royalties under certain license agreements as follows: 2002 - $3,722,000; 2003 - $2,790,000; 2004 - $1,693,000; and 2005 -
$350,000. Generally, the license agreements require the Company to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. The Company also pays a percentage of net sales to a consulting firm controlled by one of the Company's directors in connection with a license agreement which that firm introduced to the Company. Payments made by the Company in connection with this agreement were approximately $66,000, $83,000 and $118,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     On June 7, 1990 the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund Site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company or necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, has voluntarily entered into an Administrative Order pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study ("RI/FS") with respect to the alleged contamination at the site. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.5177%. Due to the withdrawal of a PRP, however, the Company expects that the respective shares of these costs in the future will be reallocated among the remaining members of the PRP Group. This Superfund Site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. At December 31, 2001 and 2000 the Company had accrued approximately $1,183,000 and $1,222,000 respectively in connection with this site based on the assumption that the issues relating to the availability of federal funding and the allocation of costs of remediation, among others, will not be resolved for many years and that significant legal and technical fees and expenses will be incurred prior to such resolution.

     The Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island which was entered on August 28, 1992 by the U.S. District Court for the District of Rhode Island. The most likely scenario for remediation of ground water at this site is through natural attenuation which will be monitored over a period of up to 24 years. Estimates of the costs of remediation range from approximately $2,800,000 for natural attenuation to approximately $7,800,000 for other remediation. The Company's share is approximately 8% of approximately 75% of the costs. At December 31, 2001 and 2000 the Company had accrued approximately $438,000 and $446,000 respectively, in connection with this site based on the results of tests conducted in 2000 and 1999. Management believes that costs related to remediation of this site will not have a material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site. In 1988, the Company received notice that it had been identified as a PRP, together with numerous other companies, in connection with an unrelated site in Diaz, Arkansas. The Company has appropriately responded but has received no further communications on this matter. The Company has recorded no liability with respect to this site as it has no basis on which to estimate potential costs, if any.

     The estimated liability for costs associated with environmental sites is included in Long-term obligations in the accompanying balance sheets (See Note F), exclusive of additional currently payable amounts of approximately $33,000 and $80,000 included in Other liabilities in 2001 and 2000, respectively. These amounts have not been discounted. Management believes that the accompanying financial statements include adequate provision for environmental exposures.

     In the ordinary course of business, the Company is contingently liable for performance under a letter of credit of approximately $580,000 at December 31, 2001. The Company is required to pay a fee quarterly equal to 1.75% per annum on the outstanding letter of credit.

K.  Promotional Expenses
     Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance the Company's business and, as described in Note J, certain license agreements require specified levels of spending. These expenditures are included in selling and administrative expenses in the year incurred.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which was required to be adopted no later than the quarter ended December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 has resulted in the reclassification of certain in-store customer allowances from selling and administrative expenses to net sales. All amounts shown in the Company's financial statements have been restated to conform with the requirements of SAB 101. The effect of the SAB 101 reclassification on the Company's financial statements in prior years was to reduce both net sales and selling and administrative expense by $9,841,000 and $7,061,000 for 2000 and 1999 respectively. Expressed as a percentage of net sales, excluding net sales of the Company's factory outlets stores of $4,465,000, $5,879,000 and $6,072,000 in 2001, 2000 and 1999, respectively, the following table summarizes the various promotional expenses incurred by the Company which are included in selling and administrative expenses:

  (Dollars in thousands)        2001      2000      1999
  Cooperative advertising       $756      $898      $589
  Displays                       345       410       536
  National advertising
   and other                   1,255       910       721
          Total               $2,356    $2,218    $1,846


L.   Disclosures About Segments of an Enterprise and Related
      Information - Discontinued Operations

     On July 23, 2001, the Company sold certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price is subject to adjustment. These adjustments, together with other adjustments affecting discontinued operations, resulted in net income of $521,000 which was recorded in the fourth quarter of 2001. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). As provided by the Transition Agreement, the Company was reimbursed by K&M in 2001 for its direct costs associated with performing the transition services. In connection with the disposal of its women's costume jewelry business, the Company recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000 as of December 31, 2001. Based on the information available to it earlier, the Company had originally estimated this loss, net of tax benefits, to be approximately $6,000,000. The components of the charge are set forth in the following table:

  (Dollars in thousands)
  Description                                       Amount

  Difference between net book value of
  assets sold and cash proceeds received            $2,748

  Accrual for certain remaining liabilities
  associated with the Company's women's
  jewelry business including lease
  obligations and minimum royalties for
  licenses not transferred to K&M                    1,981

  Additional reserves for women's jewelry
  assets not sold to K&M                             1,544

  Legal, professional, and other fees and
  expenses associated with the disposition
  of the women's jewelry business                      49

  Loss on disposition before tax benefit             6,767

  Income tax (benefit)                                (810)

  Total loss on disposition                         $5,957

     The disposition of the women's jewelry business represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, the results of this operation have been classified as discontinued, and prior periods have been adjusted with certain fixed overhead charges reallocated to the remaining Men's Accessories business segment. Proceeds from the sale of assets to K&M were used to repay borrowings outstanding under the 1998 Credit Agreement.

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

 (Dollars in thousands)
  2001                           First     Second       Third     Fourth
  Net sales                    $19,981    $20,277     $24,036    $24,274
  Gross profit                   6,073      6,473       7,284      6,851
  (Loss) from continuing
   operations                  (2,194)    (1,893)       (291)    (1,666)
  Income (Loss) from
   discontinued operations     (1,568)    (7,863)     (1,269)      1,026
  Net (loss)                  $(3,762)   $(9,756)    $(1,560)     $(640)
  Per common share basic
   and diluted:
  Continued operations          $(.40)     $(.34)      $(.05)     $(.30)
  Discontinued operations        (.28)     (1.43)       (.23)        .18
  Net (loss)                    $(.68)    $(1.77)      $(.28)     $(.12)

  2000                           First     Second       Third     Fourth
  Net sales                    $23,201    $23,224     $26,403    $28,820
  Gross profit                   6,462      7,397       8,479     10,057
  (Loss) from continuing
   operations                  (1,862)    (1,255)       (644)    (7,222)
  Income (Loss) from
   discontinued operations         263      (276)       (827)      (172)
  Net (loss)                  $(1,599)   $(1,531)    $(1,471)   $(7,394)
  Per common share basic
   and diluted:
  Continued operations          $(.34)     $(.23)      $(.12)    $(1.31)
  Discontinued operations          .05      (.05)       (.15)      (.03)
  Net (loss)                    $(.29)     $(.28)      $(.27)    $(1.34)


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

O.   Subsequent Events

     At December 31, 2001, the Company was not in compliance with the Bank's Tangible Net Worth ratio as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended
December 31, 2001. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the
"Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the
"Seasonal Overadvance") and requires that John and Marshall Tulin furnish to the Bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance. (see Note 0)



Report of Independent Accountants

To Board of Directors and Shareholders
of Swank, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 55, present fairly, in all material respects, the financial position of Swank, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)(2) on page 55, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. As discussed in Note A to the financial statements, the Company has experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2001 that raise substantial doubt about its ability to continue to operate as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 13, 2002 except for Note O for which the date is May 7, 2002



Item  9.   Changes in and Disagreements with Accountants  on
           Accounting and Financial Disclosure.

    None


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information called for by this Item 10 with regard to executive officers of the Company (including executive officers who are also directors of the Company) appears following
Part I in this Annual Report on Form 10-K under the caption
"Executive Officers of the Registrant." The Company's non-employee directors are as follows:

      John J. Macht, who is 65 years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director of the Company in 1995.

      Raymond Vise, who is 80 years old, served as Senior
Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963.


Item 11. Executive Compensation.

     Summary Compensation Table.

     The following table sets forth certain summary information for each of the Company's fiscal years ended December 31, 2001, 2000 and 1999 concerning the compensation of the Company's chief executive officer and each of its four other most highly compensated executive officers (the "Named Officers"):

                              ANNUAL COMPENSATION             LONG TERM
                                                              COMPENSATION

                                                               AWARDS

                                                OTHER
                                                ANNUAL
     NAME AND                                  SATION         SECURITIES
     PRINCIPAL                                 COMPEN-        UNDERLYING     ALL OTHER
     POSITION      YEAR    SALARY     BONUS    SATION           OPTIONS/    COMPENSATION

                                                 (5)           SARs (#)         (8)
  Marshall Tulin,  2001    $289,167  $    ---                    75,000           $476
   Chairman of
   the  Board (1)  2000     360,000       ---                                    5,411

                   1999     360,000    10,000                                      210


  John Tulin,      2001    $410,000  $    ---  $67,200  (6)     150,000           $476
   President,
   Chief           2000     410,000       ---      ---                           5,412
   Executive
   Officer (2)     1999     410,000    60,000      ---                             292


  Eric P. Luft ,   2001    $180,000  $190,476                    75,000         $2,516
   Senior Vice
   President and   2000     180,000   213,394                                    5,412
   Director (3)
                   1999     142,500   245,311                                      292


  James Tulin,     2001    $285,000   $   ---  $43,503  (7)      75,000           $476
   Senior Vice
   President (4)   2000     274,583       ---   39,981  (7)                      5,412

                   1999     260,000    50,000   38,840  (7)                        292


  W. Barry         2001    $225,000   $   ---                    75,000         $2,516
  Heuser,
   Senior Vice     2000     225,000       ---                                    5,412
   President -
   Belt Division   1999     225,000    15,000                                      292



(1) Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment
Contracts and Severance Agreements".

(2) Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment
Contracts and Severance Agreements".

(3) Mr. Luft's bonus amounts include sales commissions of $190,476, $213,315 and $217,811 for the years 2001, 2000, and
1999, respectively. Mr. Luft is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements."

(4) Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment
Contracts and Severance Agreements".

(5) Except as set forth for James Tulin and John Tulin, perquisites and other personal benefits during 2001, 2000, and 1999 did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.

(6)  This amount includes a special allowance of $67,200 in 2001.

(7) These amounts include automobile lease payments of $21,120 in 2001, $19,402 in 2000 and $18,778 in 1999 and a travel allowance of $10,800 in each of 2001, 2000 and 1999.

(8) The amounts set forth for 2001, 2000 and 1999 represent allocations under certain benefit plans of the Company as follows:

                       RETIREMENT      DEFERRED       TOTAL
                             PLAN  COMPENSATION
                         ACCOUNTS          PLAN
    2001
    Marshall Tulin        $   476           ---     $   476
    John Tulin               5476           ---        5476
    Eric P. Luft            2,516           ---       2,516
    James Tulin               476           ---         476
    W. Barry Heuser         2,516           ---       2,516
    2000
    Marshall Tulin         $5,410           ---      $5,410
    John Tulin              5,412           ---       5,412
    Eric P. Luft            5,412           ---       5,412
    James Tulin             5,412           ---       5,412
    W. Barry Heuser         5,412           ---       5,412

    1999
    Marshall Tulin        $   210      $    ---     $   210
    John Tulin                292         1,920       2,212
    Eric P. Luft              292         1,920       2,212
    James Tulin               292           ---         292
    W. Barry Heuser           271         1,848       2,119


Option Grants In Last Fiscal Year

     The following table sets forth certain information concerning the grant of stock options to the Named Officers during the Company's fiscal year ended December 31, 2001

                    Individual Grants

                               Percent
                                 of
                                Total
                               Options
                   Number of   Granted                          Potential Realizable
                  Securities     to                               Value at Asssumed
                  Underlying  Employees                         Annual Ratesof Stock
                     Options     in     Exercise              Price Appreciation For
                     Granted   Fiscal    Price   Expiration          Option Term
Name                     (#)    Year     ($/Sh)     Date        5% ($)      10% ($)

 John Tulin          150,000     20%      $.17     11/05/06   $5,548.80    $6,979.35
 Eric P. Luft         75,000     10%      $.17     11/05/06   $2,774.40    $3,489.68
 Marshall Tulin       75,000     10%      $.17     11/05/06   $2,774.40    $3,489.68
 James Tulin          75,000     10%      $.17     11/05/06   $2,774.40    $3,489.68
 W. Barry Heuser      75,000     10%      $.17     11/05/06   $2,774.40    $3,489.68

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
Year End Value Table.

     During the Company's fiscal year ended December 31, 2001, no stock options were exercised by any of the Named Officers. The following table sets forth information with respect to the number and value of unexercised options held by the Named Officers as of the end of fiscal 2001. The closing price of a share of Common Stock of the Company on December 31, 2001 was $.15.

                        2001 FISCAL YEAR END OPTION VALUES

                      Number of Securities           Value of
                                Underlying        Unexercised
                       Unexercised Options       In-the-Money
                             at FY-End (#)  Options at FY-End
                              Exercisable/   ($) Exercisable/
   Name                      Unexercisable   Unexerciseable (1)

   Marshall Tulin               75,000 / 0             $0 / 0
   John Tulin                  150,000 / 0             $0 / 0
   Eric P. Luft                 75,000 / 0             $0 / 0
   James Tulin                  75,000 / 0             $0 / 0
   W. Barry Heuser              75,000 / 0             $0 / 0
   _______________
   (1) Aggregate market value of the shares of Common Stock covered by the options at fiscal year end less the exercise price of such options.


Compensation of Directors

    Each director who is not a full-time employee of or consultant to the Company receives an annual director's fee of $2,000 per meeting of the Board and $2,000 per Board committee meetings attended by him. In addition, pursuant to the terms of the 1994 Plan, each director who is not a full-time employee of the Company or any subsidiary of the Company and who is in office immediately following each annual meeting of stockholders at which directors are elected, will, as of the date such meeting is held, automatically be granted an option to purchase 5,000 shares of Common Stock. No options were granted under the 1994 Plan during fiscal 2001.

Employment Contracts and Severance Agreements

    The Company has entered into an employment agreement with Marshall Tulin which provides for automatic renewal for successive one-year periods unless at least 10 days prior to its June 30 anniversary either the Company or Mr. Tulin decides not to further extend the term. Pursuant to such agreement, Mr. Tulin is employed as Chairman of the Board at a base salary of $250,000. The Company has also entered into an employment agreement with John Tulin, which terminates on December 31, 2004. Pursuant to such agreement, Mr. Tulin is employed as Chief Executive Officer and receives a base salary of $400,000 per year (commencing January 1, 2002), plus such additional compensation, if any, as the Board of Directors shall determine. The Company has also entered into an employment agreement with James Tulin, which terminates on December 31, 2004. Pursuant to such agreement, Mr. Tulin is employed as Senior Vice President and receives a base salary of $285,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine.

    In April 2000, the Company entered into an employment agreement with Eric P. Luft, pursuant to which Mr. Luft is employed as Senior Vice President - Men's Division until March 31, 2005. Pursuant to such agreement, Mr. Luft is to receive a base salary of $180,000 per year, plus annual commission compensation in an amount equal to the greater of (i) $160,000 or
(ii) the sum of (A) .0023 times (1) net sales (as such term is defined in accordance with the commission arrangement between Mr. Luft and the Company for fiscal 1999) of the men's division of the Company (other than sales to Target Stores) and (2) net sales of the Company of small leather goods only to Target Stores, plus
(B) .003 times net sales of the men's special markets division of the Company. Furthermore, in the event the Company terminates Mr. Luft's employment without cause, the Company has agreed to pay to Mr. Luft, from the date of his termination until March 31, 2006, $340,000 per year (plus an amount equal to any increase in his base salary per year over and above $180,000), plus any
accrued but unpaid commissions.   Mr. Luft is also a party to a
termination agreement with the Company (as discussed below). However, pursuant to his employment agreement, in the event Mr. Luft's employment with the Company is terminated and he is entitled to receive amounts under such termination agreement, Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts.

    The Company has entered into termination agreements with Messrs. Marshall Tulin, John Tulin, James Tulin, Eric P. Luft and W. Barry Heuser. Each termination agreement had an original expiration date of December 31, 2001 with an automatic annual extension commencing on December 31, 2001 and on each December 31 thereafter unless the Company shall have given 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a change in control of the Company (as defined in such agreements) during the term of such agreements, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may, within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).

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

Compensation Committee Interlocks and Insider Participation

    The Executive Compensation Committee of the Board of Directors is charged with recommending the annual compensation, including bonuses, for the executive officers of the Company who are also directors and for the Company's Chief Financial Officer. During 2001, the Executive Compensation Committee consisted of Mark Abramowitz and Raymond Vise. The Stock Option Committee of the Board of Directors administers the Company's compensation plans under which stock and stock-based compensation have been awarded other than the 1998 Plan, which is administered by the entire Board of Directors. During 2001, the Stock Option Committee consisted of John Macht and Raymond Vise.

    During 2001, Ronald Vise, the son of Raymond Vise was employed by the Company as a commissioned salesman. He received compensation of $121,049 for services he rendered to the Company. In addition, the Company and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, are parties to an agreement pursuant to which The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between the Company and licensors introduced to the Company by The Macht Group. Aggregate compensation earned by The Macht Group under this arrangement was $65,958 during 2001.


Item  12.  Security  Ownership of Certain Beneficial  Owners  and
           Management.


Ownership of Voting Securities

     The following table sets forth information as of March 31, 2002 with respect to each person (including any "group" of persons as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of the Common Stock:


 Title of Class  Name and Address  Amount and Nature  Percent
                   of Beneficial      of Beneficial    of
                      Owner          Ownership (1)    Class

 Common Stock    The New Swank,     3,312,512(2)(3)   60.0%
                  Inc. Retirement
                  Plan
                  90 Park Avenue
                  New York, NY
                  10016

 Common Stock    Marshall Tulin     1,942,873 (4)(5)  34.7%
                  90 Park Avenue
                  New York, NY
                  10016

 Common Stock    John Tulin         1,881,809 (4)(6)  33.2%
                  90 Park Avenue
                  New York, NY
                  10016

 Common Stock   Raymond Vise       1,657,487 (4)(7)  30.0%
                 8 El Paseo
                 Irvine, CA 92715
  _____________________
 (1) Reflects adjustment for one-for-three reverse stock split in August 2000.

 (2) This amount includes (a) 1,663,827 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the "Retirement Plan") and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters, and (b) an additional 5,870 of such shares allocated to accounts of former employees, subject to forfeiture, and able to be voted by the trustees on all matters on which stockholders may vote.

 (3) This amount also includes 1,271,908 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion and 62,348 unallocated shares which the trustees may vote in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 308,559 shares held in the accounts under the Retirement Plan, as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

 (4) The trustees of the Retirement Plan (other than with respect to 401(k) accounts) are Marshall Tulin, Chairman of the Board and a director of the Company, John A. Tulin, President and a director of the Company and Raymond Vise, a director of the Company. This amount includes (a) 5,870 shares of Common Stock allocated to the accounts of former employees, subject to forfeiture, but voted by the trustees (see footnote 2 above),
 (b) 1,271,908 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 3 above), (c) 62,348 unallocated shares which the trustees may vote in their discretion and (d) 308,559 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 3 above).

 (5) This amount includes 114,340 shares owned by Mr. Tulin's wife. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 75,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the Company's 1998 Equity Incentive Compensation Plan (the "1998 Plan") and 1,372 shares allocated to his accounts under the Retirement Plan.

 (6) This amount includes 1,060 shares owned by Mr. Tulin's wife and 2,333 shares held by Mr. Tulin's daughter. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 150,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and 25,978 shares allocated to his accounts under the Retirement Plan.

 (7) This amount includes 6,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the Company's 1994 Non-Employee Director
 Stock Option Plan (the "1994 Plan").


Security Ownership of Management

     The following table sets forth information at March 31, 2002 as to the ownership of shares of the Company's Common Stock, its only outstanding class of equity securities, with respect to (a) each director of the Company, (b) each of the Named Officers, and
(c) all directors and executive officers of the Company as a group (7 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.


  Beneficial Owner           Amount and Nature    Percent of
                                    of              Class
                                 Beneficial
                               Ownership (1)

  John J. Macht                     6,667  (2)        *
  James Tulin                     100,075  (3)        *
  John Tulin                    1,881,809  (4)      33.2%
  Marshall Tulin                1,942,873  (5)      34.7%
  Raymond Vise                  1,657,487  (6)      30.0%
  Eric P. Luft                     94,370  (7)        *
  W. Barry Heuser                  82,605  (8)        *
  All directors and             2,786,866  (9)      44.8%
  officers as a group (7
  persons)
       ____________________________
       * Less than one (1%) percent.

 (1) Reflects adjustment for one-for-three reverse stock split in August 2000.

 (2) Includes 6,667 shares which Mr. Macht has the right to acquire within 60 days through the exercise of stock options under the 1994 Plan.

 (3) Includes 75,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan, an aggregate of 142 shares held by his children and an aggregate of 24,933 shares of Common Stock allocated to his accounts under the Retirement Plan.

 (4) Includes the shares referred to in footnotes 4 and 6 to the first table above under the caption "Ownership of Voting
 Securities."

 (5) Includes the shares referred to in footnotes 4 and 5 to the first table above under the caption "Ownership of Voting
 Securities."

 (6) Includes the shares referred to in footnote 4 and 7 to the first table above under the caption "Ownership of Voting
 Securities."

 (7) Includes 75,000 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and an aggregate of 19,370 shares of Common Stock allocated to his accounts under the Retirement Plan.

 (8) Includes 75,000 shares which Mr. Heuser has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and an aggregate of 7,605 shares of Common Stock allocated to his accounts under the Retirement Plan.

 (9) Reference is made to footnotes (1) through (8) above. This amount also includes 695,000 shares of Common Stock which directors and executive officers as a group have the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan.


Item 13. Certain Relationships and Related Transactions.

    A portion of the information called for by this Item 13 appears in Item 11 of this Annual Report under the caption
"Compensation Committee Interlocks and Insider Participation."

    Robert Tulin (who is the brother of Marshall Tulin and uncle of John Tulin) was employed by the Company during 2001. Robert Tulin is the director of advertising and is responsible for coordinating the production of the Company's merchandise catalogs. Aggregate compensation paid to Robert Tulin by the Company for services rendered during 2001 amounted to $62,500.

    Christine Tulin (who is the daughter of John Tulin and granddaughter of Marshall Tulin) was employed by the Company during 2001 as merchandise manager - men's jewelry. Ms. Tulin is responsible for the development of merchandise design and packaging concepts for the Company's various licensed and private label men's jewelry collections. Aggregate compensation paid to Christine Tulin by the Company for services rendered during 2001 amounted to $68,000.

    Kathryn Figueroa (who is the sister of John Tulin and daughter of Marshall Tulin) was employed by the Company during 2001 as southeast regional factory outlet manager. Ms. Figueroa is responsible for the operation of the Company's factory store operations covering the southeastern United States. Aggregate compensation paid to Kathryn Figueroa by the Company for services rendered during 2001 amounted to $62,500.


                             PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports  on
          Form 8-K.

         (a) Documents filed as part of this Report

         1.  Financial Statements filed as part of this Report:

               The following consolidated financial statements of the Company are included in Item 8:

               Consolidated Balance Sheets - As of
               December 31, 2001 and 2000.

               Consolidated Statement of Operations - Years ended December 31, 2001 and 2000.

               Consolidated Statement of Changes in
               Shareholder's Equity - Years ended December
               31, 2001 and 2000.

               Consolidated Statement of Cash Flows - Years ended December 31, 2001 and 2000.

               Notes to Consolidated Financial Statements.

         2. Financial Statement Schedules filed as part of this Report:

              The following consolidated financial statement schedule and the report of independent accountants thereon are submitted in response to
              Item 14(d) of this Annual Report.

              Report  of  Independent  Accountants  on  Financial
              Statement Schedule

              Financial  Statement Schedule for the  years  ended
              December 31, 2001, 2000 and 1999.

              Schedule II.  Valuation and Qualifying Accounts

        (b)  Reports on Form 8-K

         No current report on Form 8-K was filed during the fiscal quarter ended December 31, 2001.


        (c)  Exhibits

          Exhibit   Description

          3.01 Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5354, is incorporated herein by reference.)

          3.02      By-laws of the Company, as amended to date.*

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

          4.01.6 Fifth Amendment to Revolving Credit and Security Agreement dated as of April 27, 2001 between the Company and PNC Bank, National Association, as lender and Agent (Exhibit
4.01.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)

          4.01.7 Sixth Amendment to Revolving Credit and Security Agreement dated as of June 8, 2001 between the Company and PNC Bank, National Association, as lender and Agent (Exhibit
4.01.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-5354, is incorporated herein by reference.)

          4.01.8 Seventh Amendment to Revolving Credit and Security Agreement dated as of July 16, 2001 between the Company and PNC Bank, National Association, as lender and Agent (Exhibit
4.01.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No.1-5354, is incorporated herein by reference.)

          4.01.9    Eighth Amendment to Revolving Credit and
Security Agreement dated as of May 7, 2002 between the Company and PNC Bank, National Association, as lender and Agent.*

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

          10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

          10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

          10.01.2 Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

          10.01.3 Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.01.4   Amendment dated as of May 4, 1998 to
Employment Agreement between the Company and Marshall Tulin.
(Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incor porated herein by reference.)+

          10.01.5   Amendment dated as of May 30, 2001 to
Employment Agreement between the Company and Marshall Tulin.
(Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

          10.01.6 Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

          10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

          10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

          10.02.2   Amendment dated as of January 1, 1997 to
Employment Agreement between the Company and John Tulin.
(Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

          10.02.3 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit
10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.02.4 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit
10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.02.5   Amendment dated as of December 27, 2001 to
Employment Agreement between the Company and John Tulin.*

          10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

          10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

          10.03.2   Amendment dated as of September 1, 1993 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

          10.03.3   Amendment dated as of January 1, 1997 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

          10.03.4   Amendment dated as of January 1, 1992 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.03.5   Amendment dated as of December 10, 1998 to
Employment Agreement between the Company and James Tulin.
(Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.03.6   Amendment dated as of January 1,
2002 to Employment Agreement between the Company and James
Tulin.*

          10.04 Employment Agreement dated as of April 1, 2000 between the Company and Eric P. Luft. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

          10.05 1987 Incentive Stock Option Plan of the Com pany. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

          10.06 Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.07 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

          10.08 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

          10.09 The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

          10.09.1 The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 1999 (Exhibit 1 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)

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

          10.13.3 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

          10.13.4 Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

          10.13.5 Stock Option Contracts dated as of July 31, 1996 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

          10.13.6 Stock Option Contracts dated as of April 24, 1997 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

          10.13.7 Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit 10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.13.8 Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.13.9 Stock Option Contract dated as of April 23, 1998 between the Company and Mark Abramowitz. (Exhibit 10.11.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.13.10 Stock Option Contract dated as of April 22, 1999 between the Company and Mark Abramowitz. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

          10.13.11 Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

          10.13.12 Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

          10.13.13 Stock Option Contract dated as of April 20, 2000 between the Company and Mark Abramowitz. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

          10.13.14 Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

          10.13.15 Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

          10.13.16 Incentive Stock Option Contract dated as of November 6, 2001 between the Company and Marshall Tulin. (Exhibit 2 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

         10.13.17 Incentive Stock Option Contract dated as of November 6, 2001 between the Company and John Tulin. (Exhibit 3 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

            10.13.18 Non-Qualified Stock Option Contracts dated as of April 23, 1998, April 22, 1999, and April 20, 2000 between the Company and Raymond Vise. (Exhibit 4 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

          10.14 Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.15 Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.16 Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

          10.17     Swank, Inc. 1998 Equity Incentive
Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.18 Notice Of Performance Award And Award Agreement as of October 21, 1998 to John Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.19 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Eric P. Luft under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.20 Notice Of Performance Award And Award Agreement as of October 21, 1998 to James Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.21 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Lewis Valenti under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          10.22     Agreement dated as of July 10, 2001
between the Company and K&M Associates L.P. (Exhibit 10.22 to the
Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

          21.01 Subsidiaries of the Company. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

          23.01     Consent of independent accountants.*

_________________________________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 8, 2002         SWANK, INC.
                           (Registrant)



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


Signature                    Title                Date

/s/ John A. Tulin
__________________
John A. Tulin         President and            May 8, 2002
                      Director (principal
                      executive officer)

/s/ Jerold R. Kassner
__________________
Jerold R. Kassner     Senior Vice              May 8, 2002
                      President Chief
                      Financial Officer,
                      Treasurer and
                      Secretary (principal
                      financial and
                      accounting officer)

/s/ John J. Macht
_________________
John J. Macht         Director                 May 8, 2002


/s/ Eric P. Luft
_________________
Eric P. Luft          Director                 May 8, 2002


/s/ James E. Tulin
__________________
James E. Tulin        Director                 May 8, 2002


/s/ Marshall Tulin
__________________
Marshall Tulin        Director                 May 8, 2002


/s/ Raymond Vise
__________________
Raymond Vise          Director                 May 8, 2002



                           Swank, Inc.
         Schedule II - Valuation and Qualifying Accounts

Column A                 Column B     Column C           Column D              Column E
                       Balance at    Additions                                  Balance
                        Beginning      Charged                                   at End
                        of Period   to Expense         Deductions             of Period

For the year ended December 31, 2001

Reserve for Receivables
Allowance for
doubtful accounts        $900,000     $446,000  (G)      $296,000  (A)(I)    $1,050,000
Allowance for cash                                                 (B)
discounts                 170,000      662,000  (H)       707,000               125,000
Allowance for
customer returns        4,159,000    5,509,000  (F)     6,851,000  (C)        2,817,000
Allowance for
cooperative
advertising               590,000      820,000  (G)       935,000  (D)          475,000
Allowance for in-
store markdowns         3,170,000    8,286,000  (G)     8,741,000  (E)        2,715,000
Total                   8,989,000   15,723,000         17,530,000             7,182,000

Reserve for
Inventory
Obsolescence           $1,000,000   $1,469,000  (J)    $1,719,000  (K)         $750,000

For the year ended December 31, 2000

Reserve for Receivables
Allowance for
doubtful accounts       $1,300,000   $(60,000)  (G)      $340,000  (A)(I)      $900,000
Allowance for cash
discounts                  215,000   1,494,000  (H)     1,539,000  (B)          170,000
Allowance for
customer returns         5,296,000   9,407,000  (F)    10,544,000  (C)        4,159,000
Allowance for
cooperative
advertising                444,000     915,000  (G)       769,000  (D)          590,000
Allowance for in-
store markdowns          2,921,000   4,946,000  (G)     4,697,000  (E)        3,170,000
Total                   10,176,000  15,428,000         16,615,000             8,989,000

Reserve for
Inventory
Obsolescence            $1,435,000  $1,952,000  (J)    $2,387,000  (K)       $1,000,000

For the year ended December 31, 1999

Reserve for Receivables

Allowance for
doubtful accounts       $1,500,000  $  395,000  (G)     $ 595,000  (A)(I)    $1,300,000
Allowance for cash
discounts                  230,000   1,508,000  (H)     1,523,000  (B)          215,000
Allowance for
customer returns         4,336,000   8,439,000  (F)     7,479,000  (C)        5,296,000
Allowance for
cooperative
advertising                600,000     911,000  (G)     1,067,000  (D)          444,000
Allowance for in-
store markdowns          2,375,000   8,002,000  (G)     7,456,000  (E)        2,921,000
Total                    9,041,000  19,255,000         18,120,000            10,176,000

Reserve for
Inventory
Obsolescence              $485,000  $1,385,000  (J)      $435,000  (K)       $1,435,000

(A)  Bad debts charged off as uncollectable, net of reserves.
(B)  Cash discounts taken by customers.
(C)  Customer returns.
(D)  Credits issued to customers for cooperative advertising.
(E)  Credits issued to customers for in-store markdowns.
(F)  Net reduction in sales and cost of sales.
(G)  Located in selling and administrative.
(H)  Located in net sales.
(I) Includes accounts receivable recoveries in excess of charge-offs.
(J)  Located in cost of sales.
(K)  Inventory charged-off.



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            EXHIBITS
                               TO
                    ANNUAL REPORT ON FORM 10K
                       FOR THE FISCAL YEAR
                     ENDED DECEMBER 31, 2001

                           SWANK, INC.


3.01 Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5354, is incorporated herein by reference.)

3.02       By-laws of the Company, as amended to date.*

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

4.01.6 Fifth Amendment to Revolving Credit and Security Agreement dated as of April 27, 2001 between the Company and PNC Bank, National Association, as lender and Agent (Exhibit 4.01.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)

4.01.7 Sixth Amendment to Revolving Credit and Security Agreement dated as of June 8, 2001 between the Company and PNC Bank, National Association, as lender and Agent (Exhibit 4.01.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-5354, is incorporated herein by reference.)

4.01.8 Seventh Amendment to Revolving Credit and Security Agreement dated as of July 16, 2001 between the Company and PNC Bank, National Association, as lender and Agent (Exhibit 4.01.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No.1-5354, is incorporated herein by reference.)

4.01.9     Eighth Amendment to Revolving Credit and Security
           Agreement dated as of May 7, 2002 between the Company and PNC Bank, National Association, as lender and Agent.*

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

10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.01.2 Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.01.3 Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.4 Amendment dated as of May 4, 1998 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.5 Amendment dated as of May 30, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.01.6 Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.02.2 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.02.3 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+
10.02.4 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+
10.02.5 Amendment dated as of December 27, 2001 to Employment Agreement between the Company and John Tulin.*
10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+
10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.03.3 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.03.4 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.5 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.6    Amendment dated as of January 1, 2002 to Employment
           Agreement between the Company and James Tulin.*

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

10.06 Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.07 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.08 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended Decem ber 31, 1981, File No. 1-5354, is incorporated herein by reference.)

10.09 The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

10.09.1 The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 1999 (Exhibit 1 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)

10.10                Plan of Recapitalization of the Company
           dated as of September 28, 1987, as amended (Exhibit
           2.01 to Post-Effective Amendment No.1 to the
           Company's S-4 Registration Statement, File No.33-19501, filed on February 9, 1988, is incorporated herein by reference.)

10.11      Key Employee Deferred Compensation Plan. (Exhibit
           10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-
           5354, is incorporated herein by reference.)+

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

10.13.1 Stock Option Contracts dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.13.2 Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.13.3 Stock Option Contract dated as of April 20, 1995 between the Company and Mark Abramowitz. (The fifth exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.13.4 Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.13.5 Stock Option Contracts dated as of July 31, 1996 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.13.6 Stock Option Contracts dated as of April 24, 1997 between the Company and each of Mark Abramowitz, Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

10.13.7 Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit
           10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13.8 Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit
           10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13.9 Stock Option Contract dated as of April 23, 1998 between the Company and Mark Abramowitz. (Exhibit
           10.11.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13.10 Stock Option Contract dated as of April 22, 1999 between the Company and Mark Abramowitz. (Exhibit
           4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.13.11 Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.13.12 Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit
           4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.13.13 Stock Option Contract dated as of April 20, 2000 between the Company and Mark Abramowitz. (Exhibit
           10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.13.14 Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.13.15 Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.13.16 Incentive Stock Option Contract dated as of November 6, 2001 between the Company and Marshall Tulin. (Exhibit 2 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+
10.13.17 Incentive Stock Option Contract dated as of November 6, 2001 between the Company and John Tulin. (Exhibit 3 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.13.18 Non-Qualified Stock Option Contracts dated as of April 23, 1998, April 22, 1999, and April 20, 2000
           between the Company and Raymond Vise. (Exhibit 4 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.14 Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.15 Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.16 Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.17 Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.18 Notice Of Performance Award And Award Agreement as of October 21, 1998 to John Tulin under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.19 Notice Of Performance Award And Award Agreement as of October 21, 1998 to Eric P. Luft under Swank, Inc. 1998 Equity Incentive Compensation Plan. (Exhibit
           10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

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

10.22 Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

21.01      Subsidiaries of the Company.  (Exhibit 21.01 to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

23.02      Consent of independent accountants.*
_________________________________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.