Form 10-Q
period 2002-03-31
SWANK INC
filed 2002-05-15
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                        -----------------
                            FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      March 31, 2002

                             OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

 Title of Class                    Shares Outstanding on
 Common stock, $.10 par value          April 30, 2002
                                         5,522,490


                           SWANK, INC.
                  PART I - FINANCIAL STATEMENTS
 Item 1.  Financial Statements.  CONDENSED CONSOLIDATED BALANCE
                       SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                       March 31, 2002    December 31, 2001
          ASSETS
Current:
  Cash and cash equivalents                         $766              $974
  Accounts receivable, less
   allowances of $6,085 and $7,182                11,809             9,067
   Inventories:
          Raw materials                  3,801              3,334
          Work in process                2,196              2,176
          Finished goods                13,601    19,598   14,938   20,448

  Income taxes recoverable                         4,247             3,032
  Prepaid and other                                1,408               938

          Total current assets                    37,828            34,459

Property, plant and equipment, at
  cost                                  17,871             17,876
    less accumulated depreciation
      and amortization                  15,463     2,408   15,295    2,581
Other assets                                       4,993             6,171

  Total assets                                   $45,229           $43,211

          LIABILITIES
Current:
  Notes payable to banks                         $19,032           $12,105
  Current portion of long-term
   debt                                               12                16
  Accounts payable                                 3,973             3,700
  Accrued employee compensation                    1,953             1,891
  Other current liabilities                        4,530             7,111

     Total current liabilities                    29,500            24,823

Long-term obligations                             11,757            12,747

          STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  Authorized 1,000,000 shares
Common stock, par value $.10
  Authorized 43,000,000 shares:
    Issued 5,633,712 and 5,633,712
      shares                                         563               563
Capital in excess of par value                     1,440             1,440
Retained earnings                                  2,290             3,959
Accumulated other comprehensive
 income                                             (85)              (85)
                                                   4,208             5,877
Treasury stock, at cost, 111,222                   (236)             (236)
 shares and 111,222 shares

      Total stockholders' equity                   3,972             5,641

Total liabilities and stockholders'
 equity                                          $45,229           $43,211


The accompanying notes are an integral part of the condensed consolidated financial statements.


                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
          (Dollars in thousands except per share data)
                ---------------------------------

                                         2002       2001

Net sales                             $21,145    $19,981

Cost of goods sold                     15,991     13,908

Gross profit                            5,154      6,073

Selling and administrative
 expenses                               7,782      7,415

Restructuring expenses                      -        466

(Loss) from continuing
 operations                           (2,628)    (1,808)

Interest expense, net                     256        386

(Loss) from continuing
 operations before income taxes       (2,884)    (2,194)

(Benefit) for income taxes            (1,215)          -

(Loss) from continuing
 operations                           (1,669)    (2,194)

(Loss) from discontinued
 operations, net of income taxes
 of $0                                      -    (1,568)

Net (loss)                           $(1,669)   $(3,762)

Share and per share information:
Basic (loss) per share:
Continuing operations                  $(.30)     $(.40)
Discontinued operations                     -      (.28)
Net (loss)                             $(.30)     $(.68)

Diluted (loss) per share:
Continuing operations                  $(.30)     $(.40)
Discontinued operations                     -      (.28)
Net (loss)                             $(.30)     $(.68)

Weighted average common shares
 outstanding                        5,522,490  5,522,490

Weighted average common shares
 outstanding assuming dilution      5,522,490  5,522,490


The accompanying notes are an integral part of the condensed consolidated financial statements.



                           SWANK, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                     (Dollars in thousands)
                         --------------


                                        2002          2001
Cash flows from operating
activities:

Net (loss)                            $(1,669)    $(3,762)

Adjustments to reconcile net (loss)
  to net cash (used in) operations:

  Depreciation and amortization            198         262
  (Gain) on disposal of assets            (18)        (55)
  Amortization of deferred (gain)        (117)           -
  Bad debt expense (recoveries)             65        (75)

Changes in assets and liabilities:
   (Increase) in accounts
     receivable                        (2,807)       (307)
   Decrease in inventory                   851       1,855
   (Increase) in income taxes
     recoverable                       (1,215)        (43)
   (Increase) decrease in prepaid
     and other current assets            (483)          94
   Decrease (increase) in other
     noncurrent assets                       2        (31)
   (Decrease) in accounts payable
     and other accrued liabilities     (2,241)       (400)
   (Decrease) in long-term
     obligations                         (873)        (30)
     Net cash (used in) operations     (8,307)     (2,492)

Cash flows from investing
activities:
  Capital expenditures                    (16)        (30)
  Premiums on life insurance              (16)        (35)
  Proceeds on sales of equipment            17           -
  Proceeds from sale of  investment
   in stock                                317           -
  Proceeds from surrender of life
   insurance                               876           -
    Net cash provided by (used in)
     investing activities                1,178        (65)

Cash flows from financing
activities:
  Borrowing under revolving credit
   agreements                           13,579      13,364
  Payments of revolving credit
   obligations                         (6,652)    (11,700)
  Principal payments on long-term
   debt                                    (6)        (48)
  Advance to retirement plan                 -         280
    Net cash provided by financing
     activities                          6,921       1,896

  Currency translation adjustment            -        (34)

  Net (decrease) in cash and cash
   equivalents                           (208)       (695)

   Cash and cash equivalents at
    beginning of period                    974         999

   Cash and cash equivalents at end
    of period                             $766        $304


The accompanying notes are an integral part of the condensed consolidated financial statements.



SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2002 and 2001. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2001 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the quarter ended March 31, 2002 which the Company was able to fund from bank financing currently in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

    At December 31, 2001, the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by its 1998 Revolving Credit Agreement, as amended. The Company's bank lender waived that requirement as of and for the quarter ended December 31, 2001 through a Bank Waiver dated March 19, 2002. The Company also was not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the "Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and
    December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the "Seasonal Overadvance") and requires that John Tulin, President and a director of the Company, and Marshall Tulin, Chairman and a director of the Company, furnish to the Bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance.

    During the past two years, the Company has embarked on a number of initiatives designed to reduce costs and increase its competitiveness. These actions have, among others, included closing the Company's costume jewelry manufacturing facilities in both the United States and Costa Rica in 2000 and 2001, respectively; selling and leasing back the Company's Norwalk, Connecticut belt manufacturing facility during the second quarter of 2001; and selling certain assets associated with and discontinuing the remainder of the Company's women's costume jewelry business during the third quarter of 2001 (see Note 7). In addition, the Company received refunds of $3,024,000 and $2,251,000 in April 2002 and April 2001, respectively, from the Internal Revenue Service for federal income taxes paid in prior years. During the second quarter of 2002, the Company expects to receive an additional $1,215,000 from the Internal Revenue Service for federal income taxes paid in prior years as a result of a tax law change which was effective in March 2002. The Company recorded a tax benefit of $1,215,000 during the quarter ended March 31, 2002 to reflect this change.

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


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited,
Continued)

 (2) During the quarter ended March 31, 2002, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote J of the 2001 Annual
     Report to Stockholders.

(3) The following table sets forth the computation of the net loss per share for the quarters ended March 31, 2002 and March 31, 2001 (in thousands, except for share and per share data):

                                                Quarter
                                             Ended March 31,
                                            2002         2001
   Numerator:
     Net (loss)                          $(1,669)     $(3,762)

   Denominators:
   Shares used in computing net
    (loss) per common share             5,522,490    5,522,490
   Effect of dilutive options                   -            -
   Shares used in computing net
    (loss) per common share assuming
    dilution                            5,522,490    5,522,490

   Basic (loss) per share:
   Continuing operations                   $(.30)       $(.40)
   Discontinued operations                      -        (.28)
   Net (loss)                              $(.30)       $(.68)

   Diluted (loss) per share:
   Continuing operations                   $(.30)       $(.40)
   Discontinued operations                      -        (.20)
   Net (loss)                              $(.30)       $(.68)


(4) Segment Information. As further described in Note 7 below, during the third quarter of 2001, the Company completed the sale of certain assets pertaining to its women's costume jewelry division and discontinued its remaining women's jewelry businesses. Accordingly, the Company now has only one reportable segment.

(5) Bank financing. At December 31, 2001, the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by its 1998 Revolving Credit Agreement, as amended. The Company's bank lender waived that requirement as of and for the quarter ended December 31, 2001 through a Bank Waiver dated March 19, 2002.

     The Company was also not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the "Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the "Seasonal Overadvance") and requires that John Tulin, President and a director of the Company, and Marshall Tulin, Chairman and a director of the Company, furnish to the bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance.

(6) Sale and Lease-Back. On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The net proceeds to the Company of the sale of its manufacturing facility were approximately $5,800,000 reflecting a sale price of $6,100,000 less direct fees and expenses associated with the sale. Under the terms of the contract of sale, the Company was also required to fund


SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited,
Continued)

     an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. At March 31, 2002, approximately $100,000 was unspent. The Company contemporaneously leased back the facility from the purchaser for a period of 10 years. The Company has classified the lease as an operating lease for financial reporting purposes. This transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's balance sheet at closing and is being amortized over the lease term. The Company recorded amortization income of $117,000 for the quarter ended March 31, 2002.

(7) Discontinued Operations. On July 23, 2001, the Company disposed of certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M Associates L.P. ("K&M"). Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price is subject to adjustment under certain circumstances. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). Under the terms of the Transition Agreement, the Company was reimbursed by K&M for its direct costs associated with performing the transition services. During the first quarter of 2001, the Company recorded a loss from discontinued operations of $1,568,000 net of income taxes of $0. In connection with the disposal of its women's costume jewelry business, the Company recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000 for the year ended December 31, 2001. The components of that charge are set forth in the following table:

   Description                                         Amount
   Difference between net book value of
   assets sold and cash proceeds received          $2,748,000

   Accrual for certain remaining liabilities
   associated with the Company's women's
   jewelry business including lease
   obligations and minimum royalties for
   licenses not transferred to K&M                  1,981,000

   Additional reserves for women's jewelry
   assets not sold to K&M                           1,544,000

   Legal, professional, and other fees and
   expenses associated with the disposition
   of the women's jewelry business                    494,000

   Subtotal loss on disposition                    $6,767,000

   Income tax benefit                               (810,000)

   Total loss on disposition                       $5,957,000


     The disposition of the women's jewelry business represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, the results of this operation have been classified as discontinued, and prior periods have been restated with certain fixed overhead charges reallocated to the remaining Men's Accessories business segment. Proceeds from the sale of assets to K&M were used to repay borrowings outstanding under the 1998 Revolving Credit Agreement during the third quarter of 2001.

     The following unaudited pro forma consolidated condensed statement of operations for the quarter ended March 31, 2001 is based on the historical consolidated statement of operations of the Company after giving effect to the classification of the women's jewelry segment as discontinued operations as described above.

     The unaudited pro forma consolidated financial statement below is provided for information purposes only and is based upon certain assumptions that the Company believes are reasonable under the circumstances. The pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the disposition had been consummated on the date indicated nor does it purport to indicate the future results of operations of the Company.

     The unaudited pro forma consolidated condensed financial information should be read in conjunction with the Company's historical consolidated financial statements and notes thereto previously filed in the Company's Form 10-Q for the quarter ended March 31, 2001.



                           SWANK, INC.
    PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE QUARTER ENDED MARCH 31, 2001
          (Dollars in thousands except per share data)
                           (Unaudited)


                                           Historical  Adjustments   Pro Forma
   Net sales                                  $27,297       $7,316     $19,981

   Cost of goods sold                          19,187        5,279      13,908

   Gross profit                                 8,110        2,037       6,073

   Selling and administrative expenses         10,624        3,209       7,415

   Restructuring expenses                         765          299         466

   (Loss) from continuing operations          (3,279)      (1,471)     (1,808)

   Interest expense, net                          483           97         386

   (Loss) from continuing operations
    before income taxes                       (3,762)            -     (2,194)
   (Benefit) for income taxes                       -            -           -

   (Loss) from continuing operations,
    net of taxes of $0                        (3,762)            -     (2,194)

   (Loss) from discontinued operations,
    net of taxes of $0                              -      (1,568)           -

   Net (loss)                                $(3,762)     $(1,568)    $(2,194)
   Share and per share information:
   Basic (loss) per share:
   Continuing operations                       $(.68)           $-      $(.40)
   Discontinued operations                          -        (.28)           -
   Net (loss)                                  $(.68)       $(.28)       $.40)

   Diluted (loss) per share:
   Continuing operations                       $(.68)           $-      $(.40)
   Discontinued operations                          -        (.28)           -
   Net (loss)                                  $(.68)       $(.28)       $.40)


   Weighted average common shares
   outstanding                              5,522,490    5,522,490   5,522,490

   Weighted average common shares
   outstanding assuming dilution            5,522,490    5,522,490   5,522,490


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

APB Opinion No. 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any loss on disposal of a segment of a business be reported in conjunction with the related results of discontinued operations.
Accordingly, the Company has restated its results from operations for all prior periods presented. The Company recorded a loss from discontinued operations of $1,568,000 net of income taxes of $0 for the quarter ended March 31, 2001. During the year ended December 31, 2001, the Company also recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000, to reflect the difference between the net book value and the cash proceeds received for the assets sold to K&M; a valuation adjustment associated with certain inventory not sold to K&M; a provision for the remaining obligations under certain license agreements not assigned to K&M; and accruals for other expenses directly associated to the disposition including legal and broker's fees. See Note 7.

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


Net Sales

Net sales for the quarter ended March 31, 2002 were $21,145,000 compared to $19,981,000 for the corresponding period last year, reflecting an increase of $1,164,000 or 5.8%. The increase during the quarter was primarily due to shipments of the Company's Tommy Hilfiger branded merchandise including men's belts and personal leather goods, offset in part by decreases in certain private label programs. The Company launched its Tommy Hilfiger collection to the retail trade in May 2001. The decrease in private label shipments was primarily due to the cautious attitude of retail buyers



Item  2.   Management's Discussion and Analysis of the  Financial
Condition and Results of Operations (continued)

emerging from a disappointing 2001 holiday season. The Company is a leading supplier of private label men's accessories to major department and specialty stores.


Gross Profit

Gross profit for the quarter was $5,154,000, a decrease of $919,000 or 15.1% compared to the quarter ended March 31, 2001. Gross profit expressed as a percentage of net sales was 24.4% and 30.9% for the quarters ended March 31, 2002 and March 31, 2001, respectively. The decrease in gross profit is primarily due to a change in the mix of merchandise sold that favored lower margin goods relative to last year. In addition, new packaging concepts were introduced during the first quarter that helped drive sales higher but generally at lower margins.

Gross profit was also impacted by an increase in unfavorable overhead variances resulting from a decline in production volume at the Company's belt manufacturing facility. During the quarter, the Company generally reduced production levels and deferred certain merchandise purchases in an attempt to reduce inventories and conserve cash. At March 31, 2002, inventories for Men's Accessories were lower than the corresponding period last year by $2,616,000 or 11% and lower than at December 31, 2001 by $850,000 or 4%. Royalty expenses were higher during the quarter due to increased sales of licensed products, especially Tommy Hilfiger branded goods.


Selling and Administrative Expenses

Selling and administrative expenses increased $367,000 from $7,415,000 to $7,782,000, or 5.0% for the quarter ended March 31,
2002 compared to the quarter ended March 31, 2001.

The increase in selling and administrative expenses was mainly due to increased advertising and promotion and other variable selling and distribution costs. Selling expenses increased $695,000 or 14.5% during the quarter and, as a percentage of net sales, increased to 25.9% from 23.9% for the corresponding period last year. Administrative expenses as a percentage of net sales were 10.9% and 13.2% for the quarters ended March 31, 2002 and March 31, 2001, respectively. Administrative expenses decreased $327,000 or 12.4% for the quarter ended March 31, 2002. The decrease was mostly due to lower compensation and professional fees expenses.


Interest Expense

Net interest expense decreased by $130,000 or 34% during the quarter ended March 31, 2002 compared to the same period last year. The decrease was primarily due to lower average borrowings primarily as a result of the transactions discussed in Notes 6 and 7 to the Condensed Consolidated Financial Statements. The Company's average borrowing cost was also lower during the quarter ended March 31, 2002 compared to the prior year due to a decrease in the Prime lending rate.


Provision for Income Taxes

The Company recorded an income tax benefit of $1,215,000 on the consolidated pre-tax loss for the quarter ended March 31, 2002 as a result of a change in tax law that permits the Company to carryback operating losses to additional years. The Company recorded no income tax benefit on the consolidated pretax loss for the quarter ended March 31, 2001. At December 31, 2001, the Company recorded a valuation allowance on its deferred tax asset of $9,964,000 to reduce the asset to its estimated net realizable value. Based upon the projections for future taxable income over the periods in which the temporary differences that created the deferred tax asset are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefit of these deductible temporary differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised based on actual results.



Item  2.   Management's Discussion and Analysis of the  Financial
Condition and Results of Operations (continued)

Discontinued Operations

The following table summarizes loss from discontinued operations, net of tax, for the quarter ended March 31, 2002 and 2001 (in thousands):

                          Three Months ended March 31
                                  2002         2001
   (Loss) from
   discontinued women's
   costume jewelry  business       $  -    $ (1,568)

   (Loss) on disposition
   of women's costume
   jewelry business                   -            -

   Income tax benefit
   for discontinued operations        -            -

   Net (loss) from
   discontinued operations         $  -     $ (1,568)


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

The net loss from discontinued operations for the quarters ended March 31, 2002 and 2001 were $0 and $1,568,000, respectively. As discussed in Note 7, the Company recorded a loss in 2001 on the disposition of its women's jewelry division of $5,957,000. The loss on disposition consists of the difference between the net book value of the assets sold and the cash proceeds received from K&M; a provision for additional reserves on the remaining women's jewelry assets not sold to K&M; accruals for remaining payments on license and lease agreements not assigned or transferred to K&M; and other fees and expenses directly attributable to the disposition including legal and broker's expenses.


Liquidity and Capital Resources

As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, accounts receivable peak in the fourth quarter. The Company builds its inventory during the year to meet the demand for the holiday season. The required cash is provided by a revolving credit facility.

At December 31, 2001, the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by its 1998 Revolving Credit Agreement. The Company's bank lender subsequently waived those requirements as of and for the quarter ended December 31, 2001. The Company also was not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the "Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the "Seasonal Overadvance") and requires that John Tulin, President and a director of the Company, and

Item  2.   Management's Discussion and Analysis of the  Financial
Condition and Results of Operations (continued)

Marshall Tulin, Chairman and a director of the Company, furnish to the Bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance. (see Note 5).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2001 which the Company was able to fund from bank financing currently in place and from the proceeds of certain transactions as described in Notes 6 and 7. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

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

The Company's working capital decreased by $1,308,000 during the quarter ended March 31, 2002 compared to a decrease of $3,428,000 for the quarter ended March 31, 2001.

Cash used in operations for the quarter ended March 31, 2002 totaled $8,307,000 compared to cash used of $2,492,000 for the quarter ended March 31, 2001. Cash used in operations for the current period consisted primarily of the consolidated net loss, increases in accounts receivable and income taxes recoverable, and seasonal reductions in accounts receivable reserves, accounts payable, and other accrued liabilities. Accounts receivable reserves decreased due to actual charges processed during the quarter for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to commitments made during 2001. Cash used in operations for the same period last year was principally due to the consolidated net loss for the period, reductions in accounts payable and other current liabilities, offset in part by a decrease in inventories.

Cash provided by investing activities was $1,178,000 due mainly to the sale of a common stock investment and the surrender of life insurance policies which proceeds were used to fund withdrawals from the Company's deferred compensation plan. Cash provided by financing activities totaled $6,921,000 consisting mostly of net borrowings against the Company's revolving credit agreement.

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


Item 3.    Quantitative and Qualitative Disclosures about Market
Risk

During the quarter ended March 31, 2002, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.



PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibit No.     Description

      None.

(b)  Reports on Form 8-K.

      None.


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



Date:    May 15,2002