Form 10-Q
period 2002-06-30
SWANK INC
filed 2002-08-14
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 1-5354

Swank, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1886990 (IRS Employer Identification Number)

6 Hazel Street Attleboro, Massachusetts (Address of principal executive offices)	02703 (Zip code)

(508) 222-3400
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDEING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2002
Common stock, $.10 par value	5,522,490

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)
	June 30, 2002		December 31, 2001
ASSETS
Current:
Cash and cash equivalents		$111		$ 974
Accounts receivable, less allowances
of $4,901 and $7,182		10,755		9,067
Inventories:
Raw materials	3,189		3,334
Work in process	2,067		2,176
Finished goods	14,018	19,274	14,938	20,448

Income taxes recoverable		1,215		3,032
Prepaid and other		1,415		938

Total current assets		32,770		34,459

Property, plant and equipment, at cost	17,941		17,876
less accumulated depreciation and amortization	15,643	2,298	15,295	2,581
Other assets		3,813		6,171

Total assets		$38,881		$43,211

LIABILITIES
Current:
Notes payable to banks		$16,952		$12,105
Current portion of long-term debt		8		16
Accounts payable		2,328		3,700
Accrued employee compensation		2,190		1,891
Other current liabilities		3,753		7,111

Total current liabilities		25,231		24,823

Long-term obligations		10,324		12,747

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
Authorized 1,000,000 shares
Common stock, par value $.10
Authorized 43,000,000 shares:
Issued 5,633,712 and 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		1,644		3,959
Accumulated other comprehensive income		(85)		(85)
		3,562		5,877
Treasury stock, at cost, 111,222 shares and 111,222 shares		(236)		(236)

Total stockholders' equity		3,326		5,641

Total liabilities and stockholders' equity		$38,881		$43,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands except per share data)
---------------------------------
	2002	2001

Net sales	$22,895	$20,277

Cost of goods sold	15,791	13,804

Gross profit	7,104	6,473

Selling and administrative expenses	7,761	8,054

Restructuring expenses	-	7

(Loss) from continuing operations	(657)	(1,588)

Interest expense, net	288	305

(Loss) from continuing operations before income taxes	(945)	(1,893)

(Benefit) for income taxes	-	-

(Loss) from continuing operations	(945)	$(1,893)

Discontinued operations:
(Loss) from discontinued operations, net of income taxes of $0	-	(2,654)

Income/(Loss) on disposal of discontinued operations, net of income taxes of $0 and $0	300	(5,209)

Net (loss)	$(645)	$(9,756)

Share and per share information:
Basic income/(loss) per share:
Continuing operations	$(.17)	$(.34)
Discontinued operations	.05	(1.43)
Net (loss)	$(,12)	$(1,77)

Diluted income/(loss) per share:
Continuing operations	$(.17)	$(.34)
Discontinued operations	.05	(1.43)
Net (loss)	$(.12)	$(1.77)
Weighted average common shares outstanding	5,522,490	5,522,490
Weighted average common shares outstanding assuming dilution	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands except per share data)
---------------------------------
	2002	2001

Net sales	$44,040	$40,258

Cost of goods sold	31,782	27,712

Gross profit	12,258	12,546

Selling and administrative expenses	15,543	15,469

Restructuring expenses	-	473

(Loss) from continuing operations	(3,285)	(3,396)

Interest expense, net	544	691

(Loss) from continuing operations before income taxes	(3,829)	(4,087)

(Benefit) for income taxes	(1,215)	-

(Loss) from continuing operations	(2,614)	(4,087)

Discontinued Operations:
(Loss) from discontinued operations, net of income taxes of $0	-	(4,222)

Income/(Loss) on disposal of discontinued operations, net of income taxes of $0 and $0	300	(5,209)

Net (loss)	$(2,314)	$(13,518)

Share and per share information:
Basic income/(loss) per share:
Continuing operations	$(.47)	$(.74)
Discontinued operations	.05	(1.71)
Net (loss)	$(.42)	$(2.45)
Diluted income/(loss) per share:
Continued operations	$(.47)	$(.74)
Discontinued operations	.05	(1.71)
Net (loss)	$(.42)	$(2.45)

Weighted average common shares outstanding	5,522,490	5,522,490

Weighted average common shares outstanding assuming dilution	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)
--------------
	2002	2001
Cash flows from operating activities:

Net (loss)	$(2,314)	$(13,518)

Adjustments to reconcile net (loss)
to net cash (used in) operations:

Loss on disposal of division	-	5,209
Depreciation and amortization	391	475
(Gain) loss on disposal of assets	(18)	194
Amortization of deferred (gain)	(234)	(78)
Bad debt expense (recoveries)	169	(62)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,857)	3,317
Decrease in inventory	1,175	4,717
Decrease in income taxes recoverable	1,809	1,941
(Increase) in prepaid and other current assets	(495)	(699)
Decrease (increase) in other non-current assets	28	(106)
(Decrease) in accounts payable and other accrued liabilities	(4,419)	(2,593)
(Decrease) increase in long-term obligations	(2,189)	69
Net cash (used in) operations	(7,954)	(1,134)

Cash flows from investing activities:
Capital expenditures	(87)	(216)
Premiums on life insurance	(43)	(43)
Net proceeds from sales of equipment	-	5,822
Proceeds from sale of common stock held for investment	335	-
Proceeds from surrender of life insurance	2,047	-
Net cash provided by investing activities	2,252	5,563

Cash flows from financing activities:
Borrowing under revolving credit agreements	22,109	23,630
Payments of revolving credit obligations	(17,262)	(28,995)
Principal payments on long-term debt	(8)	(100)
Advance to retirement plan	-	275
Net cash provided by (used in) financing activities	4,839	(5,190)

Currency translation adjustment	-	(60)

Net (decrease) in cash and cash equivalents	(863)	(821)

Cash and cash equivalents at beginning of period	974	999

Cash and cash equivalents at end of period	$111	$178

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2002 and 2001. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2001 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the quarter and six months ended June 30, 2002 which the Company was able to fund from bank financing currently in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the amended revolving credit agreement terms will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern in its present form.

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

During the past two years, the Company has embarked on a number of initiatives designed to reduce costs and increase its competitiveness. These actions have, among others, included closing the Company's costume jewelry manufacturing facilities in both the United States and Costa Rica in 2000 and 2001, respectively; selling and leasing back the Company's Norwalk, Connecticut belt manufacturing facility during the second quarter of 2001; and selling certain assets associated with and discontinuing the remainder of the Company's women's costume jewelry business during the third quarter of 2001 (see Note 6). In addition, the Company received refunds of $3,024,000 and $2,251,000 in April 2002 and April 2001, respectively, from the Internal Revenue Service for federal income taxes paid in prior years. The Company recorded a tax benefit of $1,215,000 during the quarter ended March 31, 2002 to reflect additional income taxes recoverable from the Internal Revenue Service for federal income taxes paid in prior years as a result of a tax law change which was effective in March 2002. The Company received this refund on July 30, 2002.

SWANK, INC. Notes to Condensed Consolidated Financial Statements (Unaudited, Continued)

(2)	During the quarter ended June 30, 2002, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote J of the 2001 Annual Report to Stockholders.

(3)	The following table sets forth the computation of the net loss per share for the quarters ended June 30, 2002 and June 30, 2001 (in thousands, except for share and per share data):
	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Numerator:
Net (loss)	$(645)	$(9,756)	$(2,314)	$(13,518)

Denominators:
Shares used in computing net (loss) per common share	5,522,490	5,522,490	5,522,490	5,522,490
Effect of dilutive options	-	-	-	-
Shares used in computing net (loss) per common share assuming dilution	5,522,490	5,522,490	5,522,490	5,522,490

Basic income/(loss) per share:
Continuing operations	$(.17)	$(.34)	$(.47)	$(.74)
Discontinued operations	.05	(1.43)	.05	(1.71)
Net (loss)	$(.12)	$(1.77)	$(.42)	$(2.45)

Diluted income/(loss) per share:
Continuing operations	$(.17)	$(.34)	$(.47)	$(.74)
Discontinued operations	.05	(1.43)	.05	(1.71)
Net (loss)	$(.12)	$(1.77)	$(.42)	$(2.45)

(4)

Segment Information. As further described in Note 6 below, during the third quarter of 2001, the Company completed the sale of certain assets pertaining to its women's costume jewelry division and discontinued its remaining women's jewelry businesses. Accordingly, the Company now has only one reportable segment.

(5)

Bank financing. At December 31, 2001, the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by its 1998 Revolving Credit Agreement, as amended. The Company's bank lender waived that requirement as of and for the quarter ended December 31, 2001 through a Bank Waiver dated March 19, 2002.

The Company was also not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into the Eighth Amendment which modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30,, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002. John Tulin, President and a director of the Company, and Marshall Tulin, Chairman and a director of the Company, have furnished to the bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, Continued)

(6)

Discontinued Operations. On July 23, 2001, the Company disposed of certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M Associates L.P. ("K&M"). Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price was subject to adjustment. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). Under the terms of the Transition Agreement, the Company was reimbursed by K&M for its direct costs associated with performing the transition services. During the quarter and six months ended June 30, 2001, the Company recorded a loss from discontinued operations of $2,654,000 and $4,222,000 respectively, net of income taxes of $0 for both periods. In connection with the disposal of its women's costume jewelry business, the Company recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000 for the year ended December 31, 2001, of which $5,209,000 net of income taxes of $0 was recorded during the quarter ending June 30, 2001. The components of the charge for the 12 months ended December 31, 2001 are set forth in the following table:

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

During the second quarter, the Company resolved certain purchase price and transition-related issues that arose through April 30, 2002 in connection with the sale of its women's jewelry division to K&M in fiscal 2001. As a result of this agreement, the Company during the quarter recorded as an adjustment to the loss on disposal a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims.

Item 2 Management's Discussion and Analysis of the Financial Condition and Results of Operations

Overview

As part of its strategy to focus on its core strength in the men's accessories business, the Company disposed of certain of its women's costume jewelry assets on July 23, 2001 pursuant to the Agreement between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price is subject to adjustment under certain circumstances. In connection with the sale to K&M, the Company and K&M entered into the Transition Agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001. Under the terms of the Transition Agreement, the Company was reimbursed by K&M for its direct costs associated with performing the transition services.

APB Opinion No. 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any loss on disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results from operations for all prior periods presented. The Company recorded a loss from discontinued operations of $2,654,000 net of income taxes of $0 for the quarter ended June 30, 2001. During the year ended December 31, 2001, the Company also recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000, to reflect the difference between the net book value and the cash proceeds received for the assets sold to K&M; a valuation adjustment associated with certain inventory not sold to K&M; a provision for the remaining obligations under certain license agreements not assigned to K&M; and accruals for other expenses directly associated to the disposition including legal and broker's fees (see Note 6).

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

Results of Operations

As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (approximately January -- June) and Fall (approximately July -- December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results of the quarter are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (continued)
Net Sales

Net sales for the quarter and six months ended June 30, 2002 increased $2,618,000 and $3,782,000 or 12.9% and 9.4% respectively, compared to the quarter and six months ended June 30, 2001. The increase during the quarter and six months ended June 30, 2002 was primarily due to increased shipments of the Company's Tommy Hilfiger branded merchandise including men's belts and personal leather goods, offset in part by reduced shipments in certain private label programs. The Company launched its Tommy Hilfiger collection to the retail trade in May 2001. The decrease in private label shipments was primarily due to the cautious attitude of retail buyers during the first quarter following a disappointing 2001 holiday season. Net sales of the Company's men's jewelry category increased 45.6% and 22.5% for the quarter and six months ending June 30, 2002. The increase was mainly due to higher shipments of the Company's Kenneth Cole merchandise and certain private label jewelry collections. The Company introduced new packaging and styling for certain of its jewelry lines this spring which resulted in an increase in orders for both the quarter and six months ending June 30, 2002.

Included in net sales for the six months ended June 30, 2002, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased net sales by $505,000 and $479,000 for both the quarter and six month periods ending June 30, 2002 and June 30, 2001, respectively. The Company's actual return experience during the spring season of 2002 was better than anticipated at December 31, 2001 principally due to lower than expected returns for men's belts and jewelry. The Company established its reserve for returns as of December 31, 2001 based on its estimate of merchandise to be received during the spring 2002 season which was generally shipped to retailers for the 2001 fall and holiday selling seasons.

Gross Profit

Gross profit for the quarter and six months ended June 30, 2002 was $7,104,000 and $12,258,000, respectively, reflecting an increase of $631,000 or 9.8%, and a decrease of $288,000 or 2.3% for the quarter and six month periods, respectively, compared to the prior year. Gross profit expressed as a percentage of net sales decreased from 31.9% to 31.0% for the quarter ended June 30, 2002 and decreased from 31.2% to 27.8% for the six months ended June 30, 2002 both as compared to the corresponding periods in 2001. The increase in gross profit for the quarter was primarily due to higher net sales for the Company's jewelry and small leather goods categories and lower inventory control costs offset in part by increased merchandise costs and higher unfavorable overhead variances at the Company's Norwalk, Connecticut belt manufacturing facility. The decrease in gross profit for the six months ended June 30, 2002 was primarily due to an increase in merchandise and royalty costs, and increases in unfavorable overhead and other variances to standard cost, all offset in part by lower inventory control costs and higher net sales.

The Company introduced new packaging concepts during the spring 2002 season that contributed to an increase in net sales but resulted in lower margins on certain programs. The Company's net sales mix during both the quarter and six month periods ended June 30, 2002 also generally favored lower margin goods relative to last year. The increase in overhead variances at the Company's Norwalk belt facility resulted from decreases in production levels and deferrals of merchandise purchases during the first six months of 2002 compared to 2001 which were intended to reduce inventory levels and better match the supply of new merchandise with the Company's projected sales requirements. The Company reduced its net inventory investment by 5.7% but increased net sales 9.4% during the first six months of 2002 compared to the same period in 2001.

Included in gross profit for the quarter and six months ended June 30, 2002, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $357,000 and $481,000 for the quarter and six month periods ended June 30, 2002 and June 30, 2001, respectively.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations (continued)

Selling and Administrative Expenses

Selling and administrative expenses decreased $293,000 or 3.7% for the quarter ended June 30, 2002 and increased $73,000 or 0.5% for the six months ended June 30, 2002, compared to the quarter and six months ended June 30, 2001, respectively.

Selling expenses increased $590,000 or 12.1% and $1,065,000 or 10.8% for the quarter and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Selling expenses expressed as a percentage of net sales were 23.9% and 24.9% for the quarter and six months ended June 30, 2002, respectively, compared to 24.1% and 24.6% for the quarter and six months ended June 30, 2001, respectively. The increase in selling expenses was mainly due to increases in advertising and promotion expenses and other variable selling and distribution costs. Certain of the Company's fixed occupancy expenses had been absorbed by the women's jewelry division prior to its sale in 2001.

Administrative expenses decreased $884,000 or 27.9% and $992,000 or 17.8% for the quarter and six months ended June 30, 2002, respectively, compared to the quarter and six months ended June 30, 2001. Administrative expenses expressed as a percentage of net sales were 10.0% and 10.4% for the quarter and six months ended June 30, 2002, respectively, compared to 15.6% and 13.9% for the quarter and six months ended June 30, 2001, respectively. The decrease in selling and administrative expenses was mainly due to a reduction in professional fees and management compensation.

Interest Expense

Net interest expense decreased by $17,000 or 5.6% and $147,000 or 21.3% for the quarter and six months ended June 30, 2002 compared to the same periods last year. The decrease was primarily due to lower average borrowings and a reduction in the Company's average borrowing costs compared to 2001. The Company reduced outstanding borrowings in 2001 with the proceeds of the sale of its Norwalk manufacturing facility during the second quarter of 2001 and, as further discussed in Footnote 6, from the sale of its women's costume jewelry business.

Provision for Income Taxes

The Company has received refunds from the Internal Revenue Service aggregating $4,415,000 relating to federal income taxes paid in prior years, including $3,200,000 during the first quarter and $1,215,000 during the second quarter. The Company recorded an income tax benefit of $1,215,000 on the consolidated pre-tax loss during the six months ended June 30, 2002 as a result of a change in tax law that permits the Company to carryback operating losses to additional years. The Company recorded no income tax benefit on the consolidated pretax loss for the quarter or six months ended June 30, 2001. At December 31, 2001, the Company recorded a valuation allowance on its deferred tax asset of $9,964,000 to reduce the asset to its estimated net realizable value. Based upon the projections for future taxable income over the periods in which the temporary differences that created the deferred tax asset are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefit of these deductible temporary differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised based on actual results.

Discontinued Operations

The following table summarizes the income/(loss) from discontinued operations, net of tax, for the quarter ended June 30, 2002 and 2001 (in thousands):

Item 2 Management's discussion and Analysis of the Financial Condition and Results of Operations (continued)
	Three Months ended June 30		Six Months ended June 30
	2002	2001	2002	2001
(Loss) from discontinued women's costume jewelry business	$-	$(2,654)	$-	$(4,222)

Income/(Loss) on disposition of women's costume jewelry business	300	(5,209)	300	(5,209)

Income tax benefit for discontinued operations	-	-	-	-
	$300	$(7,863)	$300	$(9,431)

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

The net loss from discontinued operations for the quarter and six months ended June 30, 2001 was $7,863,000 and $9,431,000, respectively. As discussed in Note 6, the Company recorded a loss in 2001 on the disposition of its women's jewelry division of $5,957,000 of which $5,209,000 was recorded in the second quarter. The loss on disposition consists of the difference between the net book value of the assets sold and the cash proceeds received from K&M; a provision for additional reserves on the remaining women's jewelry assets not sold to K&M; accruals for remaining payments on license and lease agreements not assigned or transferred to K&M; and other fees and expenses directly attributable to the disposition including legal and broker's expenses.

During the second quarter, the Company resolved certain purchase price and transition-related issues that arose through April 30, 2002 in connection with the sale of its women's jewelry division to K&M in fiscal 2001. As a result of this agreement, the Company during the quarter recorded as an adjustment to the loss on disposal a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims.

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

Item 2 Management's discussion and Analysis of the Financial Condition and Results of Operations (continued)

At December 31, 2001, the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by its 1998 Revolving Credit Agreement. The Company's bank lender subsequently waived those requirements as of and for the quarter ended December 31, 2001. The Company also was not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into the Eighth Amendment of its 1998 Revolving Credit Agreement which, among other things, extended the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reduced the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revised the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provides for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002. John Tulin, President and a director of the Company, and Marshall Tulin, Chairman and a director of the Company have furnished to the Bank a guaranty, in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance (see Note 5).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2001 which the Company was able to fund from bank financing currently in place and from the proceeds of certain transactions including the sale of its Norwalk, CT manufacturing facility and, as further described in Note 6, the sale of its women's costume jewelry division. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining cash flow within its amended revolving credit agreement; and ultimately, returning to profitability.

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

The Company's working capital decreased by $2,097,000 during the six months ended June 30, 2002 compared to a decrease of $7,347,000 for the six months ended June 30, 2001.

Cash used in operations for the six months ended June 30, 2002 totaled $7,954,000 compared to cash used of $1,134,000 for the six months ended June 30, 2001. Cash used in operations in 2002 consisted primarily of the consolidated net loss and seasonal reductions in accounts receivable reserves, accounts payable, and other accrued liabilities, offset in part by decreases in accounts receivable, inventory and income taxes recoverable. Accounts receivable reserves decreased due to actual charges processed year-to-date for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to commitments made during 2001. Cash used in operations for the same period last year was principally due to the consolidated net loss for the period, after giving effect to the loss on disposition of the Company's women's jewelry business, and reductions in accounts receivable, inventory and income taxes recoverable, offset by decreases in accounts payable and other current liabilities.

Cash provided by investing activities of $2,252,000 resulted mainly from the surrender of life insurance policies the proceeds of which were used to fund withdrawals from the Company's 1993 Deferred Compensation Plan (the "1993 Plan"), and the sale of a common stock investment. On July 22, 2002, the Company determined that it would terminate the 1993 Plan, surrender the remaining life insurance policies, and distribute vested benefits to participants. The Company anticipates that the final termination of the 1993 Plan and distribution of benefits will be completed no later than August 22, 2002.

Item 2 Management's discussion and Analysis of the Financial Condition and Results of Operations (continued) "Forward Looking Statements"

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2002, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner
Jerold R. Kassner
Senior Vice President
Chief Financial Officer
And Treasurer

Date: August 14, 2002