Form 10-Q
period 2002-09-30
SWANK INC
filed 2002-11-13
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2002
Common stock, $.10 par value	5,522,490

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	September 30, 2002		December 31, 2001
ASSETS
Current:
Cash and cash equivalents		$433		$ 974
Accounts receivable, less allowances
of $6,205 and $7,182		16,609		9,067
Inventories:
Raw materials	2,716		3,334
Work in process	2,674		2,176
Finished goods	14,578	19,968	14,938	20,448

Income taxes recoverable		-		3,032
Prepaid and other		1,311		938

Total current assets		38,321		34,459

Property, plant and equipment, at cost	18,031		17,876
less accumulated depreciation and amortization	15,817	2,214	15,295	2,581
Other assets		2,971		6,171

Total assets		$43,506		$43,211

LIABILITIES
Current:
Notes payable to banks		$20,490		$12,105
Current portion of long-term debt		4		16
Accounts payable		3,167		3,700
Accrued employee compensation		2,033		1,891
Other current liabilities		4,061		7,111

Total current liabilities		29,755		24,823

Long-term obligations		10,297		12,747

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
Authorized 1,000,000 shares
Common stock, par value $.10
Authorized 43,000,000 shares:
Issued 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		1,772		3,959
Accumulated other comprehensive income		(85)		(85)
		3,690		5,877
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		3,454		5,641

Total liabilities and stockholders' equity		$43,506		$43,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands except share and per share data)
---------------------------------
	2002	2001

Net sales	$27,179	$24,036

Cost of goods sold	19,027	16,752

Gross profit	8,152	7,284

Selling and administrative expenses	7,737	7,154

Income from continuing operations	415	130

Interest expense, net	288	421

Income/(Loss) from continuing operations before income taxes	127	(291)

Provision/(Benefit) for income taxes	-	-

Income/(Loss) from continuing operations	127	(291)

Discontinued operations:

(Loss) on disposal of discontinued operations, net of income taxes of $0	-	(1,269)

Net Income(Loss)	$127	$(1,560)

Share and per share information:
Basic income/(loss) per share:
Continuing operations	$.02	$(.05)
Discontinued operations	-	(.23)
Net income/(loss)	$.02	$(.28)

Diluted income/(loss) per share:
Continuing operations	$.02	$(.05)
Discontinued operations	-	(.23)
Net income/(loss)	$.02	$(.28)
Weighted average common shares outstanding	5,522,490	5,522,490
Weighted average common shares outstanding assuming dilution	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands except share and per share data)
---------------------------------
	2002	2001

Net sales	$71,219	$64,294

Cost of goods sold	50,809	44,464

Gross profit	20,410	19,830

Selling and administrative expenses	23,280	22,623

Restructuring expenses	-	473

(Loss) from continuing operations	(2,870)	(3,266)

Interest expense, net	832	1,112

(Loss) from continuing operations before income taxes	(3,702)	(4,378)

(Benefit) for income taxes	(1,215)	-

(Loss) from continuing operations	(2,487)	(4,378)

Discontinued Operations:
(Loss) from discontinued operations, net of income taxes of $0	-	(4,222)

Income/(Loss) on disposal of discontinued operations, net of income taxes of $0 and $0	300	(6,478)

Net (loss)	$(2,187)	$(15,078)

Share and per share information:
Basic income/(loss) per share:
Continuing operations	$(.45)	$(.79)
Discontinued operations	.05	(1.94)
Net (loss)	$(.40)	$(2.73)
Diluted income/(loss) per share:
Continued operations	$(.45)	$(.79)
Discontinued operations	.05	(1.94)
Net (loss)	$(.40)	$(2.73)

Weighted average common shares outstanding	5,522,490	5,522,490

Weighted average common shares outstanding assuming dilution	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)
--------------
	2002	2001
Cash flows from operating activities:

Net (loss)	$(2,187)	$(15,078)

Adjustments to reconcile net (loss)
to net cash (used in) operations:

Depreciation and amortization	577	682
Loss on disposal of division	-	6,478
(Gain) loss on disposal of assets	(18)	94
Amortization of deferred (gain)	(350)	(195)
Bad debt expense (recoveries)	232	(61)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(7,775)	2,159
Decrease in inventory	481	2,096
Decrease in income taxes recoverable	3,024	1,941
(Increase) in prepaid and other current assets	(403)	(516)
Decrease in other non-current assets	68	473
(Decrease) in accounts payable and other accrued liabilities	(3,427)	(2,338)
(Decrease) in long-term obligations	(2,100)	(784)
Net cash (used in) operations	(11,878)	(5,049)

Cash flows from investing activities:
Capital expenditures	(177)	(334)
Premiums on life insurance	(129)	(138)
Net proceeds from sales of equipment	18	5,822
Proceeds from sale of common stock held for investment	317	-
Proceeds from surrender of life insurance	2,935	-
Net cash provided by investing activities	2,964	5,350

Cash flows from financing activities:
Borrowing under revolving credit agreements	32,683	37,048
Payments of revolving credit obligations	(24,298)	(37,882)
Principal payments on long-term debt	(12)	(151)
Advance to retirement plan	-	271
Net cash provided by (used in) financing activities	8,373	(714)

Currency translation adjustment	-	(88)

Net (decrease) in cash and cash equivalents	(541)	(501)

Cash and cash equivalents at beginning of period	974	999

Cash and cash equivalents at end of period	$433	$498

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2002 and 2001. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2001 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the nine months ended September 30, 2002, and negative cash flows from operating activities for the quarter ended September 30, 2002, which the Company was able to fund from bank financing currently in place. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the amended revolving credit agreement terms will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern in its present form.

At December 31, 2001, the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by its 1998 Revolving Credit Agreement, as amended. The Company's bank lender waived that requirement as of and for the quarter ended December 31, 2001 through a Bank Waiver dated March 19, 2002. The Company also was not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the "Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provided for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the "Seasonal Overadvance") and required that John Tulin, President and a director of the Company, and Marshall Tulin, Chairman and a director of the Company, furnish to the Bank a guaranty (the "Tulin Guaranty") in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance. The Seasonal Overadvance, which expired on October 15, 2002, has been repaid and the Tulin Guaranty has been terminated.

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

(2)	During the quarter ended September 30, 2002, the Company has not incurred any material changes in commitments and contingencies set forth in Footnote J of the 2001 Annual Report to Stockholders.

(3)

The following table sets forth the computation of the net income (loss) per share for the quarter and nine months ended September 30, 2002 and September 30, 2001 (in thousands, except for share and per share data):

SWANK, INC. Notes to Condensed Consolidated Financial Statements (Unaudited, Continued)
	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income/(loss)	$127	$(1,560)	$(2,187)	$(15,078)

Denominators:
Shares used in computing net income/(loss) per common share	5,522,490	5,522,490	5,522,490	5,522,490
Effect of dilutive options	-	-	-	-
Shares used in computing net income/(loss) per common share assuming dilution	5,522,490	5,522,490	5,522,490	5,522,490

Basic income/(loss) per share:
Continuing operations	$.02	$(.05)	$(.45)	$(.79)
Discontinued operations	-	(.23)	.05	(1.94)
Net income/(loss)	$.02	$(.28)	$(.40)	$(2.73)

Diluted income/(loss) per share:
Continuing operations	$.02	$(.05)	$(.45)	$(.79)
Discontinued operations	-	(.23)	.05	1.94)
Net income/(loss)	$.02	$(.28)	$(.40)	$(2.73)

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

The Company was also not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into the Eighth Amendment which modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provided for the Seasonal Overadvance and required that John Tulin, President and a director of the Company, and Marshall Tulin, Chairman and a director of the Company, furnish to the Bank the Tulin Guaranty. The Seasonal Overadvance, which expired on October 15, 2002, has been repaid and the Tulin Guaranty has been terminated.

(6)

Discontinued Operations. On July 23, 2001, the Company disposed of certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M Associates L.P. ("K&M"). Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price was subject to adjustment. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). Under the terms of the Transition Agreement, the Company was reimbursed by K&M for its direct costs associated with performing the transition services. During the nine months ended September 30, 2001, the Company recorded a loss from discontinued operations of $4,222,000 net of income taxes of $0. In connection with the disposal of its women's costume jewelry business, the Company

SWANK, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited, Continued)

recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000 for the year ended December 31, 2001, of which $1,269,000 net of income taxes of $0 was recorded during the quarter ending September 30, 2001. The components of the charge for the 12 months ended December 31, 2001 are set forth in the following table:

Description	Amount
Difference between net book value of assets sold and cash proceeds received	$2,748,000
Accrual for certain remaining liabilities associated with the Company's women's jewelry business including lease obligations and minimum royalties for licenses not transferred to K&M	1,981,000
Additional reserves for women's jewelry assets not sold to K&M	1,544,000
Legal, professional, and other fees and expenses associated with the disposition of the women's jewelry business	494,000
Subtotal loss on disposition	$6,767,000
Income tax (benefit)	(810,000)
Total loss on disposition	$5,957,000

The disposition of the women's jewelry business represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, the results of operations of this business have been classified as discontinued, and prior periods have been restated with certain fixed overhead charges reallocated to the remaining Men's Accessories business segment. Proceeds from the sale of assets to K&M were used to repay borrowings outstanding under the 1998 Revolving Credit Agreement during the third quarter of 2001.

During the second quarter of 2002, the Company resolved certain purchase price and transition-related issues that arose through April 30, 2002 in connection with the sale of its women's jewelry division to K&M in fiscal 2001. As a result of this agreement, the Company during the second quarter of 2002, recorded as an adjustment to the loss on disposal, a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims.

(7)

Sale-Leaseback. On May 2, 2001, the Company completed the sale and leaseback of its manufacturing facility in South Norwalk, Connecticut. The net proceeds to the Company were approximately $5,800,000 reflecting a sale price of $6,100,000 less direct fees and expenses associated with the sale. The Company has classified the lease as on operating lease for financial reporting purposes. The transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's balance sheet at closing and is being amortized over the lease term. The Company recorded amortization income of $117,000 and $350,000 for the quarter and nine months ended September 30, 2002, respectively.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations

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

APB Opinion No. 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any loss on disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company restated its results from operations for all prior periods presented. For the quarter ended September 30, 2001, the Company recorded a loss from discontinued operations of $1,269,000 net of income taxes of $0. For the year ended December 31, 2001, the Company also recorded a non-recurring charge of $5,957,000 net of income tax benefit of $810,000, to reflect the difference between the net book value and the cash proceeds received for the assets sold to K&M; a valuation adjustment associated with certain inventory not sold to K&M; a provision for the remaining obligations under certain license agreements not assigned to K&M; and accruals for other expenses directly associated to the disposition including legal and broker's fees (see Note 6).

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

Net Sales

Net sales for the quarter and nine months ended September 30, 2002 increased $3,143,000 and $6,925,000 or 13.1% and 10.8% respectively, compared to the quarter and nine months ended September 30, 2001. The increase during both the quarter and year to date periods was principally due to an increase in men's jewelry and personal leather goods shipments.

During the quarter, the Company made substantial shipments of new Geoffrey Beene and private label jewelry items to both new and existing customers in anticipation of the 2002 holiday selling season. The increase in personal leather goods sales during the quarter was mainly due to higher shipments of the Company's Tommy Hilfiger merchandise to certain mass merchandise customers.

The increase in shipments for the nine months ended September 30, 2002 was primarily due to higher sales of the Company's Tommy Hilfiger belt and personal leather goods merchandise and increases in both branded and private label

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

men's jewelry. The Company has been successful in reemphasizing its jewelry business with retailers during 2002 by introducing new packaging and styling for certain of its jewelry lines. Several important new jewelry merchandise programs have been developed for shipment primarily during the third and fourth quarters.

Included in net sales for the nine months ended September 30, 2002, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased net sales by $505,000 and $479,000 for the nine-month periods ending September 30, 2002 and September 30, 2001, respectively. The Company's actual return experience during the spring season of 2002 and 2001 was better than anticipated at December 31, 2001 and 2002 principally due to lower than expected returns for men's belts and jewelry. The Company established its reserve for returns as of December 31, 2001 based on its estimate of merchandise to be returned to the Company by its retail customers during the spring 2002 season which was generally shipped during the 2001 fall and holiday selling seasons.

Gross Profit

Gross profit for the quarter and nine months ended September 30, 2002 was $8,152,000 and $20,410,000, respectively, reflecting an increase of $868,000 or 11.9%, and $580,000 or 2.9% for the quarter and nine month periods, respectively, both as compared to the prior year. Gross profit expressed as a percentage of net sales decreased from 30.3% to 30.0% for the quarter ended September 30, 2002 and decreased from 30.8% to 28.7% for the nine months ended September 30, 2002 compared to the corresponding periods in 2001. The increase in gross profit for the quarter and nine months was primarily due to increased margin resulting from higher net sales of the Company's jewelry and personal leather goods merchandise; a better sales mix favoring higher margin items, especially jewelry, and less excess and discontinued merchandise; and lower inventory control costs. These increases were offset in part by higher merchandise and royalty costs for the Company's personal leather goods and belt collections, and increased manufacturing costs at the Company's Norwalk, Connecticut belt manufacturing facility due mainly to a reduction in production levels compared to last year.

The decrease in gross profit expressed as percentage of net sales for both the quarter and nine months ended September 30, 2002 was principally due to an increase in product costs for the Company's belt and personal leather goods categories and an increase in unfavorable overhead and other manufacturing variances at the Company's Norwalk facility. The Company introduced several new packaging concepts during 2002 that contributed to the increase in net sales but resulted in lower margins on certain programs. The increase in unfavorable overhead and other variances at the Company's Norwalk belt facility resulted from decreases in production levels and deferrals of merchandise purchases during the first nine months of 2002 compared to 2001 which were intended to reduce inventory levels and better match the supply of new merchandise with the Company's anticipated sales requirements. The Company has reduced its net inventory investment by 2.4% since December 31, 2001 and by 13.4% since September 30, 2001 but increased net sales 10.8% during the first nine months of 2002 compared to the same period in 2001.

Included in gross profit for the nine months ended September 30, 2002, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $357,000 and $481,000 for the nine month periods ended September 30, 2002 and September 30, 2001, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased $583,000 or 8.2% and $657,000 or 2.9% for the quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Selling expenses decreased $133,000 or 2.2% for the quarter and increased $932,000 or 5.9% for the nine months ended September 30, 2002 compared to the corresponding periods in 2001. Selling expenses expressed as a percentage of

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

net sales were 21.5% and 23.6% for the quarter and nine months ended September 30, 2002, respectively, compared to 24.8% and 24.7% for the quarter and nine months ended September 30, 2001, respectively. The increase in selling expenses for the nine months ended September 30, 2002, was mainly due to increases in advertising and promotion expenses associated with higher net sales of certain branded merchandise and other variable selling and distribution costs.

Administrative expenses increased $716,000 or 60.5% for the quarter and decreased $276,000 or 4.1% for the nine months ended September 30, 2002 compared to the quarter and nine months ended September 30, 2001, respectively. Administrative expenses expressed as a percentage of net sales were 7.0% and 9.1% for the quarter and nine months ended September 30, 2002, respectively, compared to 4.9% and 10.5% for the quarter and nine months ended September 30, 2001, respectively. The increase in administrative expense during the quarter is mainly due to the effect of certain non-recurring adjustments and reclassifications recorded during the third quarter of 2001 related to discontinued operations which were partially offset by lower compensation and fringe benefit costs. The decrease for the nine-months ended September 30, 2002 is due to the adjustment to discontinued operations described above which was recorded during the third quarter of 2001 offset partially by lower compensation, fringe benefit, and professional fees expenses.

Interest Expense

Net interest expense decreased by $133,000 or 31.6% and $280,000 or 25.2% for the quarter and nine months ended September 30, 2002, respectively compared to the same periods last year. The decrease for the quarter was due to a reduction in the Company's average borrowing costs compared to 2001. The decrease for the nine months ended September 30, 2002 was due to both lower average borrowings during the period and a reduction in the Company's average borrowing costs compared to 2001. During 2001, the Company reduced outstanding borrowings with the proceeds of the sale of its Norwalk manufacturing facility during the second quarter and, as further discussed in Footnote 6, from the sale of its women's costume jewelry business during the third quarter.

Benefit for Income Taxes

The Company has received refunds from the Internal Revenue Service aggregating $4,239,000 relating to federal income taxes paid in prior years, including $3,024,000 during the first quarter and $1,215,000 during the second quarter. During the first quarter of 2002, the Company recorded an income tax benefit of $1,215,000 due to a change in tax law that permits the Company to carryback operating losses to additional years. The Company recorded no income tax benefit on the consolidated pretax loss for the quarter or nine months ended September 30, 2001. At December 31, 2001, the Company recorded a valuation allowance on its deferred tax asset of $9,964,000 to reduce the asset to its estimated net realizable value. Based upon the projections for future taxable income over the periods in which the temporary differences that created the deferred tax asset are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefit of these deductible temporary differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised based on actual results.

Discontinued Operations
The following table summarizes the income/(loss) from discontinued operations, net of tax, for the quarter and nine months ended September 30, 2002 and 2001 (in thousands):

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

	Quarter ended September 30		Nine Months ended September 30
	2002	2001	2002	2001
(Loss) from discontinued women's costume jewelry business	$ -	$ -	$ -	$ (4,222)

Income/(Loss) on disposition of women's costume jewelry business	-	(1,269)	300	(6,478)

Income tax for discontinued operations	-	-	-	-
	$ -	$(1,269)	$ 300	$(10,700)

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

The net loss from discontinued operations for the quarter and nine months ended September 30, 2001 was $1,269,000 and $10,700,000, respectively. As discussed in Note 6, the Company recorded a net loss in 2001 on the disposition of its women's jewelry division of $5,957,000 of which $5,209,000 and $1,269,000 was recorded in the second and third quarters, respectively. The loss on disposition consists of the difference between the net book value of the assets sold and the cash proceeds received from K&M; a provision for additional reserves on the remaining women's jewelry assets not sold to K&M; accruals for remaining payments on license and lease agreements not assigned or transferred to K&M; and other fees and expenses directly attributable to the disposition including legal and broker's expenses.

During the second quarter, the Company resolved certain purchase price and transition-related issues that arose through April 30, 2002 in connection with the sale of its women's jewelry division to K&M in fiscal 2001. As a result of this agreement, the Company during the second quarter recorded as an adjustment to the loss on disposal a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims.

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

At December 31, 2001, the Company was not in compliance with the Minimum Tangible Net Worth ratio as required by its 1998 Revolving Credit Agreement. The Company's bank lender subsequently waived those requirements as of and for the quarter ended December 31, 2001. The Company also was not in compliance with the Minimum Tangible Net Worth ratio for the quarter ended March 31, 2002 as required by the 1998 Revolving Credit Agreement. On May 7, 2002, the Company entered into the Eighth Amendment of its 1998 Revolving Credit Agreement which, among other things, extended the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reduced the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revised the minimum Tangible Net Worth

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provided for the Seasonal Overadvance and required that John Tulin, President and a director of the Company, and Marshall Tulin, Chairman and a director of the Company, furnish to the Bank the Tulin guaranty. The Seasonal Overadvance, which expired on October 15, 2002, has been repaid and the Tulin Guaranty has been terminated.

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

The Company's working capital decreased by $1,071,000 during the nine months ended September 30, 2002 compared to a decrease of $8,532,000 for the nine months ended September 30, 2001.

Cash used in operations for the nine months ended September 30, 2002 totaled $11,878,000 compared to cash used of $5,049,000 for the nine months ended September 30, 2001. Cash used in operations in 2002 consisted primarily of the consolidated net loss, an increase in accounts receivable, and decreases in accounts receivable reserves, accounts payable, other current liabilities, and long term obligations, offset in part by decreases in inventory and income taxes recoverable. Accounts receivable reserves decreased due to actual charges processed during the nine months ended September 30, 2002 for cash discounts, in-store markdowns, cooperative advertising, and customer returns primarily relating to commitments made during fiscal 2001. The decrease in long-term obligations was mainly due to the termination of the Company's 1993 Deferred Compensation Plan (the "1993 Plan"). During the quarter, the Company completed the termination of the 1993 Plan, surrendered the remaining life insurance policies, and distributed all remaining vested benefits to participants. Cash used in operations for the nine months ended September 30, 2001 was principally due to the consolidated net loss for the period, after giving effect to the loss on disposition of the Company's women's jewelry business, and reductions in accounts receivable, inventory and income taxes recoverable, offset by decreases in accounts receivable reserves and other current liabilities.

Cash provided by investing activities of $2,964,000 resulted mainly from the surrender of life insurance policies, the proceeds of which were used to fund withdrawals and the remaining vested benefits under the 1993 Plan, and the sale of a common stock investment. Cash provided by investing activities for the nine months ended September 30, 2001 was derived principally from the sale of the Company's Norwalk, CT manufacturing facility in May 2001.

Cash provided by financing activities for the nine months ended September 30, 2002 totaled $8,373,000 compared to cash used of $714,000 for the nine months ended September 30, 2001. The increase in cash provided by financing activities for the nine months ended September 30, 2002 reflects mainly higher net borrowings. The decrease in cash provided by financing activities for the nine months ended September 30, 2001 reflects lower net borrowings due mainly to the application of the proceeds of the sale of the Company's women's jewelry division during the third quarter (see Note 6).

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2002, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company's evaluation.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2002 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 23, 2002. At the Annual Meeting, stockholders:

(a)

Elected the following directors to serve as Class III directors of the Company until the Company's 2004 Annual Meeting of Stockholders and until election and qualification of their respective successors, by the following votes:

	Director	For	Withheld
	Marshall Tulin	4,228,336	224,648
	Raymond Vise	4,228,548	224,436

(b)

Elected the following directors to serve as Class I directors of the Company until the Company's 2005 Annual Meeting of Stockholders and until election and qualification of their respective successors, by the following votes:

	Director	For	Withheld
	Eric Luft	4,228,548	224,400
	James Tulin	4,228,548	224,400

(c)	Approved the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002 by the following vote:

	For	Against	Abstain
	4,361,330	56,276	35,377

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description

	10.0	Stock Option contract dated August 23, 2002 between the Company and John Macht.

	10.1	Stock Option contract dated August 23, 2002 between the Company and Raymond Vise.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002. However, the Company filed a Current Report on Form 8-K on October 25, 2002 with respect to an event reported under Item 4 -- Changes in Registrant's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner
______________________________
Jerold R. Kassner,
Senior Vice President,
Chief Financial Officer
And Treasurer
Date: November 13, 2002

CERTIFICATIONS
I, John Tulin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Swank, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John Tulin
_______________________________
John Tulin, President
and Principal Executive Officer

I, Jerold R. Kassner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Swank, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jerold R. Kassner
_________________________________
Jerold R. Kassner, Senior Vice President
and Principal Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

10.0	Stock Option contract dated August 23, 2002 between the Company and John Macht.

10.1	Stock Option contract dated August 23, 2002 between the Company and Raymond Vise.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.