Form 10-K
period 2002-12-31
SWANK INC
filed 2003-04-21
CIK 95779

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________

Commission File Number 1-5354

Swank, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1886990 (IRS Employer Identification Number)

90 Park Avenue New York, New York (Address of principal executive offices)	10016 (Zip code)

Registrant's telephone number, including area code:	(212) 867-2600

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x_ No ___.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / __ /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes	No	X

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $657,176.

          The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,522,490 shares of Common Stock as of the close of business on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
Item 1.	Business

          Swank, Inc. (the "Company") was incorporated on April 17, 1936. The Company is engaged in the manufacture, sale and distribution of men's accessories under the names "Kenneth Cole", "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Tommy Hilfiger", "Guess", "Swank", and "Colours by Alexander Julian", among others. Prior to July 23, 2001, the Company was also engaged in the manufacture, sale, and distribution of women's costume jewelry.

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

Products

          Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and suspenders are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank" and "Colours by Alexander Julian". The Company also manufactures and distributes men's leather accessories for customers' private labels. Men's jewelry consists principally of cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips which are distributed under the names "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank" and "Colours by Alexander Julian".

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

Sales and Distribution

          The Company's customers are primarily major retailers within the United States. Sales to the Company's three largest customers, Federated Department Stores, Inc., Target Corporation, and the May Department Stores Company accounted for approximately 15%, 14%, and 11% respectively, of consolidated net sales in 2002; approximately 16%, 15%, and 12% respectively, in 2001; and approximately 17%, 15%, and 13% respectively, in 2000. In addition, sales to the TJX Companies, Inc. accounted for approximately 10% of consolidated net sales in 2001. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2002, 2001 or 2000. Exports to foreign countries accounted for less than 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 2002, 2001 and 2000, respectively.

          Approximately 42 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in three major cities in the United States. In addition, the Company sells certain of its products through 14 company-owned factory outlet stores located in 9 states. The Company has licensed or sub-licensed the production and sale of certain of its lines in certain foreign countries under royalty arrangements.

Manufacturing

          Items manufactured by the Company accounted for approximately 36% of consolidated net sales in fiscal 2002. The Company manufactures belts and suspenders at the Company's leased premises located in South Norwalk, Connecticut. Historically, the Company has manufactured and/or assembled its men's and women's costume jewelry products at the Company's plant in Attleboro, Massachusetts and at the Company's 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros") located in Cartago, Costa Rica. The Company discontinued its manufacturing operations at Joyas y Cueros and Massachusetts in 2001 and 2000, respectively, in each case, transferring its production requirements to third party vendors.

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

Advertising Media and Promotion

          Substantial expenditures on advertising and promotion are an integral part of the Company's business. Approximately 3.5% of net sales was expended on advertising and promotion in 2002, of which approximately 2.0% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

          The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, Trafalgar, Cipriani, Salant, Randa/Humphrey's, Fossil, Tandy Brands Accessories, Inc., and private label programs in men's belts; Tandy Brands Accessories, Inc., Cipriani, Fossil, Mundi-Westport, Randa/Humphrey's and retail private label programs in small leather goods; and David Donahue in men's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to meet the increasing service and technology requirements of its customers and to offer consumers high quality merchandise at popular prices.

Patents, Trademarks and Licenses

          The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States for, among other things, (i) men's leather accessories under the name "Pierre Cardin", (ii) men's leather accessories and costume jewelry under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", and "Tommy Hilfiger" and (iii) men's leather accessories and costume jewelry under the name "Guess?". The Company also distributes men's jewelry under the name "Pierre Cardin" and men's jewelry and leather accessories under the name "Colours by Alexander Julian." The Company's "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", and "Guess?" licenses collectively may be considered material to the Company's business. The Company does not believe that its business is materially dependent on any one license agreement. The "Pierre Cardin" leather accessories licenses and the "Claiborne" licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Guess?", "Geoffrey Beene" and "Tommy Hilfiger" licenses provide for percentage royalty payments not exceeding 7% of net sales. The "Kenneth Cole" licenses and the "Pierre Cardin" costume jewelry license arrangement provide for percentage royalty payments not exceeding 8% and 9% of net sales, respectively. The license agreements to which the Company is a party generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's license to distribute "Pierre Cardin" leather accessories and its "Kenneth Cole" and "Claiborne" licenses expire December 31, 2003. The Company's license to distribute its "Guess?" and "Tommy Hilfiger" licenses expire December 31, 2004. The Company's "Geoffrey Beene" license expires June 30, 2005.

Employees

          The Company has approximately 490 employees, of whom approximately 130 are production employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

Recent Developments

On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (the "2003 Loan Agreement") with Congress Financial Corporation (New England). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 between the Company and PNC Bank, National Association and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

Item 2.	Properties

          The Company's main administrative office is located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. Until 2000, this facility had also been used to manufacture and/or assemble costume jewelry products for both the women's accessories and men's accessories segments.

          The Company's national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York City, New York. On July 23, 2001 the Company entered into a sublease agreement with K&M Associates, L.P. for approximately 43% of its space under lease at 90 Park Avenue. The lease and sublease of such premises both expire in 2010. A regional sales office is also located in leased premises in Chicago, Illinois and a branch office is leased in Scottsdale, Arizona. The leases for the Chicago and Scottsdale offices expire in 2004 and 2006, respectively. Collectively, these three offices contain approximately 22,000 square feet.

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

          The Company presently operates 13 factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 30,000 square feet in the aggregate.

Item 3	Legal Proceedings

          (a) On June 7, 1990, the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company nor necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, have entered into an Administrative Order by Consent pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the site.

       The remedial investigation of the site is ongoing, although it is anticipated that the RI/FS will be completed by the end of 2003. The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. Therefore, it is premature to make a determination whether this matter may have a material adverse effect on the Company's operating results, financial condition or cash flows. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $3,052,199 as of December 31, 2002. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.52%. Due to the withdrawal of a PRP, however, the Company expects that the respective shares of these costs in the future will be reallocated among the remaining members of the PRP Group.

       In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored for a period of up to 24 years. Estimates of the costs of remediation range from approximately $2.8 million for natural attenuation to approximately $7.8 million for other remediation. Based on current participation, the Company's share is 8.66% of approximately 75% of the costs. Management believes that this site will not result in any material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site.

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

(b) No material pending legal proceedings were terminated during the three month period ended December 31, 2002.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company are as follows:
Name	Age	Title

Marshall Tulin	85	Chairman of the Board and Director

John A. Tulin	56	President and Chief Executive Officer and Director

James E. Tulin	51	Senior Vice President - Merchandising and Director

Paul Duckett	62	Senior Vice President - Distribution and Retail Store Operations

Melvin Goldfeder	66	Senior Vice President - Special Markets Division

Jerold R. Kassner	46	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Eric P. -	47	Senior Vice President - Men's Division and Director

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

PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

          The Company's Common Stock is traded in the over-the-counter market under the symbol SNKI. Through May 24, 2001, the Company's Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth (i) for the period commencing on January 1, 2001 through May 24, 2001, the high and low sales prices of the Company's Common Stock as reported by the Nasdaq SmallCap Market and (ii) for the period commencing May 25, 2001 through December 31, 2002, the high and low bid prices for the Company's Common Stock, as reported by thestreet.com (which prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

	2002		2001

Quarter	High	Low	High	Low
First	$.28	$.13	$.91	$.53
Second	.24	.10	.65	.35
Third	.19	.11	.51	.23
Fourth	.16	.05	.30	.13
For the Year	$.28	$.05	$.91	$.13

Number of Record Holders at February 28, 2003 - 1,286

       During the second quarter of 2001, the Company announced that it had received notice from Nasdaq indicating that it was not in compliance with Nasdaq's $1 minimum bid price requirement for continued listing of its shares of Common Stock on the Nasdaq SmallCap Market. The Company also announced that it received notice from Nasdaq that it was not in compliance with Nasdaq's requirement for continued listing due to a delinquency in the filing of its Annual Report on Form 10-K. On May 25, 2001, the Company was advised by Nasdaq that the shares of its Common Stock would no longer be listed on the Nasdaq SmallCap Market. The Company's shares are now traded in the over-the-counter market. The Company historically has not relied on the public equity markets for external funding and does not anticipate any adverse financial consequences resulting from Nasdaq's action.

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

       Certain information as to the equity compensation plans of the Company is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management under the caption "Equity Compensation Plan Disclosure," which information is incorporated by reference herein.

Item 6.	Selected Financial Data.

Swank, Inc. Financial Highlights
For each of the Five Years Ended December 31
(In thousands, except share and per share data)	2002	2001	2000	1999	1998

Operating Data:

Net sales	$ 100,011	$ 87,812	$ 100,750	$ 104,159	$ 93,920
Cost of goods sold	71,857	61,831	69,626	69,947	62,708

Gross profit	28,154	25,981	31,124	34,212	31,212
Selling and administrative expenses	30,618	30,397	35,037	33,254	31,577

Restructuring expenses	-	473	1,496	-	-

Income (loss) from operations	(2,464)	(4,889)	(5,409)	958	(365)

Interest expense, net	1,144	1,422	1,869	1,305	1,175
Other (income) expense	(640)	-	-	-	-

Income (loss) before income taxes and minority interest	(2,968)	(6,311)	(7,278)	(347)	(1,540)
Provision (benefit) for income taxes	(2,594)	(267)	3,890	(379)	(579)
Minority interest in net loss of consolidated subsidiary	-	-	185	-	-

Income (loss) from continuing operations	(374)	(6,044)	(10,983)	32	(961)
Discontinued operations: Income (Loss) from discontinued operations, net of income tax provision (benefit) of $0, $(505), $689, $1,340, $3,014	-	(3,717)	(1,012)	2,355	4,623
Income (Loss) on disposal of discontinued operations, net of income tax (benefit) of $0 and $(810)	300	(5,957)	-	-	-
Net income (loss) from discontinued operations	300	(9,674)	(1,012)	2,355	4,623

Net income (loss)	$ (74)	$ (15,718)	$ (11,995)	$ 2,387	$ 3,662

Share and per share information:
Weighted average common shares outstanding	5,522,490	5,522,490	5,522,513	5,522,305	5,511,287

Net income (loss) per common share:
Continuing operations	$ (.06)	$ (1.10)	$ (1.99)	$ .01	$ (.17)
Discontinued operations	.05	(1.75)	(.18)	.42	.83
Net income (loss) per common share	$ (.01)	$ (2.85)	$ (2.17)	$ .43	$ .66

Weighted average common shares outstanding assuming dilution	5,522,490	5,522,490	5,522,513	5,561,286	5,581,712

Net income (loss) per common share:
Continuing operations	$ (.06)	$ (1.10)	$ (1.99)	$ .01	$ (.17)
Discontinued operations	.05	(1.75)	(.18)	.42	.83
Net income (loss) per common share	$ (.01)	$ (2.85)	$ (2.17)	$ .43	$ .66

Balance Sheet Data:
Current assets	$ 30,390	$ 34,327	$ 51,936	$ 61,271	$ 61,733

Current liabilities	20,591	25,357	32,430	30,842	32,228

Net working capital	9,799	8,970	19,506	30,429	29,505

Property, plant and equipment, net	2,056	2,581	3,978	6,046	5,574

Total assets	35,590	43,211	62,497	74,940	72,969

Capital Expenditures	186	660	583	1,520	1,156

Depreciation and amortization	759	904	1,456	1,616	2,181

Long-term obligations.	9,464	12,213	8,821	9,999	9,563

Stockholders' equity	5,535	5,641	21,246	33,594	31,178

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is currently engaged in the manufacture, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates a number of factory outlet stores primarily to distribute excess and out of line merchandise.

       Net sales increased 14% to $100,011,000 in 2002 compared to $87,812,000 in 2001 while gross profit increased 8% to $28,154,000 from $25,981,000. Despite a generally sluggish retail environment that prevailed during most of 2002, the Company was able to increase net sales primarily through higher shipments of certain branded merchandise programs, particularly the Company's Tommy Hilfiger collection of men's accessories, and by controlling returns and other customer allowances. The improvement in gross profit was mainly due to the increase in net sales, offset partially by higher product costs associated with new styling and packaging concepts introduced during the year.

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

       Contemporaneously with the sale of the women's jewelry assets to K&M, the Company discontinued its remaining women's jewelry operations. APB Opinion No. 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any loss on disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has separated results from continuing operations and results from discontinued operations for all prior periods presented. During 2002, the Company and K&M resolved all remaining purchase price and transition-related issues associated with the Agreement and recorded as an adjustment to the loss on disposal a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims. During 2001, the Company recorded a loss on disposal of $5,957,000 net of income tax benefit of $810,000, to reflect the difference between the net book value and the cash proceeds received for the assets sold to K&M; a reserve adjustment associated with certain inventory not sold to K&M; a provision for the remaining obligations under certain license agreements not assigned to K&M; and accruals for other expenses directly associated to the disposition including legal and broker's fees.

      During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified certain cooperative advertising costs against net revenue and in-store fixturing and display expenditures to cost of goods sold. Both items had previously been classified as promotional expenditures within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the year ended December 31, 2002 by $911,000; increased cost of sales by $539,000; and reduced selling and administrative expense by $1,450,000. For the year ended December 31, 2001, the adoption of EITF 01-9 reduced net sales by $756,000; increased cost of sales by $255,000; and reduced selling and administrative expense by $1,011,000. For the year ended December 31, 2000, the adoption of EITF 01-9 reduced net sales by $897,000; increased cost of sales by $373,000; and reduced selling and administrative expense by $1,270,000.

Critical Accounting Policies and Estimates

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

       The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry, and individual customer and product experience.

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

2002 vs. 2001

Net sales

       Net sales for the year ended December 31, 2002 increased by $12,199,000 or 14% compared to 2001. The increase in net sales was primarily due to higher shipments of certain branded and private label men's personal leather goods programs and increased sales of men's costume jewelry. During 2002, shipments of the Company's personal leather goods and costume jewelry merchandise increased 26% and 38% respectively, both as compared to the prior year. The increase in personal leather goods volume was mainly due to higher shipments of the Company's Tommy Hilfiger and Geoffrey Beene branded collections of men's accessories to the Company's core department store customers. During 2002, the Company introduced new styling and packaging concepts for certain personal leather goods and jewelry collections which resulted in additional sales volume to both new and existing customers, particularly during the fall and holiday selling seasons. The Company also increased sales to mass-merchandising retailers by expanding its merchandise offerings and developing dedicated lines for these customers. Shipments to mass-merchandise retailers increased 19% in 2002 compared to 2001.

       Net sales for the year ended December 31, 2002 were positively affected by a reduction in accruals associated with customer returns and promotional allowances. During 2001, the Company experienced a substantial increase in these costs as a generally weak economy, volatile stock market, and sluggish retail climate all contributed to the Company agreeing to participate more in deeper discounting at the retail level relative to prior years. The Company regularly participates in promotional events designed to stimulate sales of its merchandise or expand its market share within certain retail channels.

       Net sales in 2002 and 2001 were also favorably affected by the returns adjustment made in the second quarter. As described in Note B to the accompanying consolidated financial statements, the Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $505,000 and $479,000 for the twelve month periods ended December 31, 2002 and 2001, respectively.

Gross profit

       Gross profit for the year ended December 31, 2002 increased by $2,173,000 or 8% compared to gross profit for the prior year of $25,981,000. Gross profit expressed as a percentage of net sales for 2002 was 28.1% compared to 29.6% for 2001.

       The increase in gross profit dollars for 2002 was primarily due to the increase in gross shipments, decrease in returns and other dilutive customer allowances, and a reduction in inventory control costs, offset in part by lower initial markups (IMU) on belts and personal leather goods, increases in royalty costs and increases in unfavorable production variances associated with the Company's belt manufacturing operations in Norwalk, Connecticut. The decrease in average IMU for the Company's belt merchandise was due mainly to lower average wholesale prices with regard to certain private label merchandise programs compared to 2001. The Company has also been actively working with retailers to develop new merchandise lines designed to satisfy increasingly value-conscious consumers. While these collections have generally been well-received, they have led to some wholesale price erosion, dampening belt margins in 2002. In response to these margin pressures, the Company reduced belt production levels at its Norwalk, Connecticut facility and began sourcing more of its belt merchandise from third-party contractors located primarily in Asia and South America. The decrease in manufacturing activity, particularly during the second half of 2002 led to additional unfavorable overhead variances in Norwalk.

       The decrease in gross profit as a percentage of net sales in 2002 was principally due to a change in sales mix that favored higher shipments of lower-margin merchandise. The Company introduced several new styling and packaging concepts during the year for certain of its jewelry and personal leather goods merchandise programs that contributed to the increase in net sales but also increased the Company's merchandise costs. Inventory-related costs including markdowns and obsolescence were lower in 2002, as the Company decreased inventory levels significantly during the year despite the increase in net sales. The increase in royalty expense was mainly due to higher shipments of certain branded merchandise in 2002, particularly Tommy Hilfiger and Geoffrey Beene belts and personal leather goods.

       Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $357,000 and $481,000 for the years ended December 31, 2002 and 2001 respectively.

Selling , Administrative, and Other Income and Expense

       Selling and administrative expenses for the year ended December 31, 2002 decreased $221,000 or 1% compared to the prior year. Selling expenses increased by $645,000 or 3% and totaled 21.7% of net sales in 2002 compared to 23.9% in 2001. Administrative expenses in 2002 decreased by $424,000 or 5% compared to the prior year. Administrative expenses expressed as a percentage of net sales were 9.0% and 10.7% for 2002 and 2001, respectively.

       The increase in selling expenses was primarily due to higher advertising and promotional costs associated with the Company's branded merchandise programs and increased variable sales compensation, merchandising, and distribution-related expenses. The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity of its licensors. The license agreements to which the Company is a party also generally include minimum advertising and promotional spending requirements. The increase in variable distribution and sales compensation costs are due to higher net sales. Freight costs also increased in 2002 due to certain freight arrangements with customers and higher net sales. Advertising and promotional expenses in support of the Company's men's accessories business, exclusive of cooperative advertising and display expenditures, totaled 2.2% of net sales for the year ended December 31, 2002 compared to 1.7% in 2001.

       The reduction in administrative expenses in 2002 was mainly due to a decrease in compensation and related expenses, and decreases in professional fees, offset in part by an increase in bad debt expense. The decrease in professional fees expense compared to the prior year was primarily due to the additional costs that were incurred during 2001 associated with the transactions described in Notes A and C to the consolidated financial statements.

       During 2002, the Company recorded an adjustment to an accrual which originally had been established in connection with certain variable expenses associated with net sales made prior to 2001. The Company determined its actual liability for this expense in 2002 and accordingly, recorded other income of $640,000 for the period ending December 31, 2002 to adjust the accrual to its expected amount.

Restructuring Charge

       During the first quarter of 2001, management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $845,000 in the first quarter of 2001 for employee severance and related payroll costs associated with staff reductions primarily within certain sales and administrative departments affecting approximately 93 employees. Of the $845,000 charge recorded in 2001, $372,000 was included within discontinued operations and $473,000 was included in the results of continuing operations. No restructuring charges were recorded in 2002. The restructuring charges are stated separately in the accompanying Consolidated Statements of Operations. During 2002, the Company paid the remaining liability of $8,000, which was included in Other Liabilities on the Company's Consolidated Balance Sheet at December 31, 2001.

Interest Expense

       Net interest expense for the year ended December 31, 2002 decreased $278,000 or 20% compared to 2001. The decrease was primarily due to a reduction of approximately 190 basis points in the Company's average borrowing costs compared to the prior year (see "Interest Charges" and "Liquidity and Capital Resources"). The Company also reduced its average outstanding revolving credit balance in 2002 by approximately $1,000,000 compared to 2001.

2001 vs. 2000

Net sales

       Net sales for the year ended December 31, 2001 decreased by $12,938,000 or 12.8% compared to 2000. The decrease in net sales was primarily due to lower shipments of certain branded and private label men's accessories programs, offset in part by shipments of the Company's new Tommy Hilfiger merchandise collections which were first shipped during the second quarter. The reduction in shipments of existing merchandise programs was mainly due to a relatively weak retail climate and an economy characterized by poor corporate earnings and extreme volatility in the financial markets, which led to a decline in consumer confidence that prevailed for most of the year. This environment was exacerbated by the tragic events of September 11 and the subsequent disruption in economic activity. As the economy softened further during the fall months, the department store sector suffered disproportionately as consumers generally shifted their focus to other retail channels of distribution. Year to year sales comparisons, especially during the Company's spring selling season, were also adversely affected by substantial shipments of men's belts and personal leather goods made during the first quarter of 2000 that accompanied new product introductions at several major accounts.

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

Gross profit

       Gross profit for the years ended December 31, 2001 and 2000 was $25,981,000 and $31,124,000 respectively, reflecting a decrease of $5,143,000 or 16.5% compared to last year. Gross profit expressed as a percentage of net sales for the year ended December 31, 2001 was 29.6%, compared to 30.9% last year.

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

Selling and Administrative Expenses

       Selling and administrative expenses for the year ended December 31, 2001 fell $4,640,000 or 13.2% compared to the prior year. Selling expenses decreased by $2,770,000 or 11.6% and totaled 23.9% of net sales for the year ended December 31, 2001 compared to 23.6% last year. The decrease in selling expenses was primarily due to lower compensation costs including salaries, wages, and fringe benefits resulting from the Company's restructuring program; reduced controllable expenses including travel, entertainment, and other discretionary spending; and decreased variable selling costs associated with lower net sales. Advertising and promotional expenses in support of the Company's men's accessories business, exclusive of cooperative advertising and displays, totaled 1.6% of net sales for the year ended December 31, 2001 compared to 1.2% in 2000.

       Administrative expenses for the year ended December 31, 2001 decreased by $1,870,000 or 16.6%. Expressed as a percentage of net sales, administrative expenses fell to 10.7% compared to 11.2% last year. Administrative expenses in 2001 were favorably affected by a reduction in salary and other compensation related costs, lower travel and entertainment expenses, and a reduction in bad debt expense, all partially offset by increased professional fees incurred primarily in connection with the transactions described in Notes A and C to the consolidated financial statements. Administrative expenses for the year ended December 31, 2000 included a non-recurring gain of $476,000 recorded during the first quarter of 2000 resulting from the receipt of common shares associated with the conversion of a mutual life insurance company to a stock corporation (commonly known as a demutualization).

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

       The restructuring charges have been stated separately in the Consolidated Statements of Operations. As of December 31, 2001, approximately $837,000 had been paid and $8,000 is included in Other Liabilities in the Consolidated Balance Sheet. The remaining liability was paid during fiscal 2002.

       On April 6, 2001, the Company ceased production operations at Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros"), its costume jewelry manufacturing facility located in Cartago, Costa Rica. In connection with the plant closure, Joyas y Cueros recorded charges of approximately $1,218,000 during the fourth quarter of 2000 to reflect a write-down in the value of its manufacturing machinery and equipment and raw materials inventory. Joyas y Cueros also recorded a charge for severance and associated costs of approximately $264,000 in 2001 in connection with the termination of its manufacturing operations. Approximately 150 employees were terminated in connection with the restructuring and plant closure. Restructuring charges associated with Joyas y Cueros were included in Cost of Sales on the Consolidated Statements of Operations for the years ending December 31, 2001 and 2000. The Company completed the sale and liquidation of Joyas y Cueros' remaining assets in 2001.

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

Interest Expense

       Net interest expense decreased $447,000 or 23.9% for the year ended December 31, 2001 compared to 2000. The decrease was primarily due to a reduction of approximately 150 basis points in the Company's average borrowing costs in 2001 compared to the prior year (see "Interest Charges" and "Liquidity and Capital Resources"). The Company also reduced its average outstanding revolving credit balance in 2002 by approximately $1,000,000 compared to 2001.

Provision for Income Taxes

       The Company recorded an income tax benefit at a combined federal and state effective tax rate of 87.4% and 9.2% for 2002 and 2001, respectively, and an income tax provision at a combined federal and state effective tax rate of 34.4% for 2000. The effective tax rates for 2002, 2001 and 2000 were impacted by the recording of valuation allowances on the Company's net deferred tax assets of $9,565,000, $9,964,000 and $5,208,000, respectively (see Note E). The effective tax rates were also effected by differences associated with nontaxable life insurance benefits, the operating losses incurred by Joyas y Cueros and other items. Beginning in 2001, the Company began recording a valuation reserve against all of its deferred tax assets. Accordingly, the only benefit that the Company has recorded in 2001 and 2002 relates to the utilization of tax loss carrybacks for which the Company intends to receive cash refunds. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

Promotional Expenditures

        The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity of its licensors. These expenses increased by $138,000 in 2002 due to additional national and other advertising costs associated with branded merchandise programs. Advertising and promotional expenditures increased $138,000 in 2001 compared to 2000 due to additional cooperative and national advertising costs associated with branded merchandise programs.

Liquidity and Capital Resources

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the three years ended December 31, 2002, which the Company was able to fund from the 1998 Revolving Credit Agreement, discussed below, which had an expiry date of June 2003. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining its cash requirements within its new revolving credit agreement; and ultimately, returning to profitability.

       Over the past several years, the Company has taken certain steps intended to improve its results from operations and cash flows, including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively; entering into a sale-leaseback transaction in 2001 with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division during 2001; and, instituting a number of process improvements designed to eliminate waste and improve operating efficiencies. The net proceeds of the sale-leaseback transaction and the sale of the women's jewelry assets of $6,100,000 and $4,600,000, respectively, were used to reduce the Company's outstanding revolving credit balance in 2001. The Company also received federal income tax refunds of $4,247,000 and $2,251,000 during 2002 and 2001, respectively.

       At December 31, 2001 and 2002, the Company was not in compliance with certain covenants as required by the Revolving Credit and Security Agreement dated July 27, 1998 (the "1998 Revolving Credit Agreement") between the Company and PNC Bank, National Association (the "Bank"), as amended from time to time.

        On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (the "2003 Loan Agreement") with Congress Financial Corporation (New England). The new financing replaced the Company's 1998 Revolving Credit Agreement and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

       Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of the 2003 LoanAgreement will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern in its present form.

       In the ordinary course of business, the Company is contingently liable for performance under letters of credit of approximately $1,442,000 at December 31, 2002. The Company is required to pay a fee quarterly equal to 2.25% per annum on outstanding letters of credit.

       The following chart summarizes the Company's contractual obligations as of December 31, 2002 (in thousands):

	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Operating leases	$19,219	$3,162	$3,011	$3,021	$10,025
Minimum payments required under Royalty agreements	$9,120	$5,751	$2,869	$500	-

Cash flows

       Cash used in operations totaled $2,972,000 in 2002 compared to cash used in operations of $512,000 in 2001. Cash used in operations in 2002 was due principally to operating losses, increases in accounts receivable and certain prepaid and other current assets, and decreases in accounts payable, accrued and other long term obligations, and deferred credits. Cash was provided by decreases in inventory and recoverable income taxes. In 2001, cash used in operations was due primarily to the net loss and decreases in accounts receivable reserves and certain other accrued and other long-term liabilities. Cash was provided by operations in both years from depreciation and amortization. In 2001, cash was provided by decreases in accounts receivable, inventory, prepaid and other current assets, and deferred taxes. Working capital increased by $827,000 in 2002 due mainly to increases in accounts receivable and reductions in accounts payable and other accrued liabilities, offset in part by decreases in inventory and income taxes recoverable.

       Cash from investing activities in 2002 was $2,830,000 and was provided primarily by the cash surrender value of certain life insurance policies owned by the Company associated with its 1993 Deferred Compensation plan (the "1993 Plan"). During the third quarter of 2002, the Company completed the termination its 1993 Plan, surrendered the underlying insurance policies, and used the proceeds to distribute all vested benefits to participants. In 2001, the sale of certain assets associated with the women's costume jewelry division and of the Company's South Norwalk, Connecticut manufacturing facility provided $10,362,000 in net cash from investing activities. Capital expenditures were $187,000 and $660,000 in 2002 and 2001, respectively.

Capital Expenditures

       The Company expects that cash from operations and availability under the 2003 Loan Agreement will be sufficient to fund its ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

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

Recent Accounting Pronouncements

       In April 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, " (SFAS No. 145), which updates, clarifies, and simplifies certain existing accounting pronouncements covering a variety of issues. Certain of the provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 or for transactions occurring after May 15, 2002. Other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002, with earlier application encouraged. The Company believes that the adoption of SFAS No. 145 will have no material effect on the financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company believes that the adoption of SFAS No. 146 will have no material effect on the financial statements.

       On December 31, 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation in the event companies adopt FAS 123 and account for stock options under the fair value method. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). As of December 31, 2002, we have adopted the disclosure requirements of FAS 148 as disclosed in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

       In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. We believe the adoption of FIN 45 will not have an effect on our financial position and future results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. We believe the adoption of FIN 45 will not have an effect on our financial position and future results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

       The Company sells products primarily to major retailers within the United States. The Company's three largest customers accounted for approximately 43% of consolidated trade receivables (gross of allowances) in 2002 and 37% in 2001.

       The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's amended revolving credit facility is the prime rate plus 1.25%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products. The Company routinely makes substantial purchases of leather hides during the year for use in the manufacture of men's belts. The Company also purchases men's personal leather items from a third-party supplier. An unanticipated material increase in the market price of leather could increase the cost of these products to the Company and therefore have a negative effect on the Company's results. To minimize this risk, the Company has developed certain manufacturing techniques and processes designed to maximize leather yields and incorporate lesser cost materials.

Item 8.	Financial Statemenets and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SWANK, INC. AND SUBSIDIARIES

Reports of Independent Certified Public Accountants	19 - 20

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001	21

Consolidated Statements of Income for the Years Ended	22
December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the Years Ended	23
December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended	24
December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements	25

Financial Statement Schedule II	56

     All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

Independent Auditors' Report
Board of Directors
Swank, Inc.
Attleboro, Massachusetts

We have audited the accompanying consolidated balance sheet of Swank, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 56, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

February 20, 2003 (except with respect to the matters

discussed in Note M as to which the date is April 17, 2003)
Boston, Massachusetts

Report of Independent Accountants

To the Board of Directors and Stockholders
of Swank, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2001 (appearing on pages 21 through 39 of Swank, Inc.'s 2002 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Swank Inc. and its subsidiaries at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing on page 56 of the Swank, Inc.'s 2002 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K as of and for the years ended December 31, 2001 and 2000 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

March 13, 2002, except for
the third paragraph of Note D for
which the date is May 7, 2002

Swank, Inc. Consolidated Balance Sheets as of December 31 (Dollars in thousands) Assets	2002	2001

Current:
Cash and cash equivalents	$ 651	$ 974
Accounts receivable, less allowances of $7,374 and $7,182	10,312	9,067
Inventories, net:
Raw materials	3,497	3,334
Work in process	1,546	2,176
Finished goods	11,594	14,938

	16,637	20,448
Recoverable income taxes	1,506	3,032
Prepaid and other current assets	1,284	806

Total current assets	30,390	34,327

Property, plant and equipment, at cost:
Land and buildings	3,568	3,568
Machinery, equipment and software	11,265	11,133
Leasehold improvements	1,737	1,704
Equipment under capital leases	1,471	1,471

	18,041	17,876
Less accumulated depreciation and amortization	15,985	15,295

Net property, plant and equipment	2,056	2,581

Other assets	3,144	6,303

Total Assets	$ 35,590	$ 43,211

Liabilities

Current:
Notes payable to banks	$ 11,971	$ 12,105
Current portion of long-term debt	-	16
Accounts payable	2,349	3,700
Accrued employee compensation	1,198	1,891
Accrued royalties payable	1,313	2,065
Income taxes payable	772	349
Other liabilities	2,988	5,231

Total current liabilities	20,591	25,357
Long-term obligations and deferred credits	9,464	12,213

Total Liabilities	30,055	37,570

Commitments and contingencies (Note I)
Stockholders' Equity

Preferred stock, par value $1.00:
Authorized - 1,000,000 shares
Common stock, par value $.10:
Authorized -- 43,000,000 shares:
issued - 5,633,712 shares	563	563
Capital in excess of par value	1,440	1,440
Retained earnings	3,885	3,959
Accumulated other comprehensive income, net of tax.	(117)	(85)
Treasury stock at cost, 111,222 shares	(236)	(236)

Total stockholders' equity	5,535	5,641

Total Liabilities and Stockholders' Equity	$ 35,590	$ 43,211

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc. Consolidated Statements of Operations For Each of the Three Years Ended December 31 (In thousands, except share and per share data)	2002	2001	2000

Net sales	$ 100,011	$ 87,812	$ 100,750
Cost of goods sold	71,857	61,831	69,626

Gross profit	28,154	25,981	31,124
Selling and administrative expenses	30,618	30,397	35,037
Restructuring expenses	-	473	1,496

(Loss) from operations	(2,464)	(4,889)	(5,409)

Interest expense, net	1,144	1,422	1,869
Other (income)	(640)	-	-

(Loss) before income taxes and minority interest	(2,968)	(6,311)	(7,278)
Provision (Benefit) for income taxes	(2,594)	(267)	3,890

Minority interest in net loss of consolidated subsidiary	-	-	185

(Loss) from continuing operations	$ (374)	$ (6,044)	$ (10,983)

Discontinued operations: Income (Loss) from discontinued operations, net of income tax provision (benefit) of $0, $(505), and $689	-	(3,717)	(1,012)
(Loss) on disposal of discontinued operations, net of income tax (benefit) of $0, $(810), and $0	300	(5,957)	-

Income (loss) from discontinued operations	300	(9,674)	(1,012)
Net (loss)	$ (74)	$ (15,718)	$ (11,995)

Basic and fully diluted net (loss) per common share:
Continuing operations	$ (.06)	$ (1.10)	$ (1.99)
Discontinued operations	.05	(1.75)	(.18)
Net (loss) per common share	$ (.01)	$ (2.85)	$ (2.17)
Basic and diluted weighted average common shares outstanding	5,522,490	5,522,490	5,522,513

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc.
Consolidated Statements of Changes in Stockholders' Equity

For Each of the Three Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)	Common Stock, Par Value $.10 Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Employee Benefits Shares Amount		Treasury Stock Shares Amount		Total Stockholders' Equity

Balance, December 31, 1999	16,902,942	$ 1,690	$ 926	$ 31,672	$ 15	-	$ -	333,519	$ (709)	$ 33,594

Net (loss)				(11,995)						(11,995)
Other comprehensive income - Currency translation adjustment					73					73
Total comprehensive (loss)										(11,922)
One-for-three reverse stock split	(11,269,230)	(1,127)	654					(222,346)	473	-
Advance to retirement plan						180,658	(286)			(286)
Equity incentive compensation			(140)							(140)
Stock repurchased								49

Balance, December 31, 2000	5,633,712	563	1,440	19,677	88	180,658	(286)	111,222	(236)	21,246

Net (loss)				(15,718)						(15,718)
Other comprehensive (loss):
Currency translation adjustment					(88)		286			198
Minimum pension liability, net of tax					(85)					(85)
Total comprehensive (loss)										(15,605)

Balance, December 31, 2001	5,633,712	563	1,440	3,959	(85)	-	-	111,222	(236)	5,641

Net (loss)				(74)						(74)
Other comprehensive (loss) - Minimum pension liability, net of tax					(32)					(32)
Total comprehensive (loss)										(106)

Balance, December 31, 2002	5,633,712	$ 563	$ 1,440	$ 3,885	$ (117)	-	$ -	111,222	$ (236)	$ 5,535

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc. Consolidated Statements of Cash Flows (Dollars in thousands) For Each of the Three Years Ended December 31	2002	2001	2000

Cash flow from operating activities:
Net (loss)	$ (74)	$ (15,718)	$ (11,995)
Adjustments to reconcile net income (loss) to net cash
(used in) operations:
(Gain) loss on disposal of division	(300)	5,957	-
Provision (recoveries) for bad debt	448	(226)	(60)
Minority interest in net loss of consolidated subsidiary	-	-	(505)
Depreciation and amortization	759	904	1,456
(Gain) loss on sale of equipment and investments	(18)	40	551
Amortization of deferred gain on sale of building	(467)	(311)	-
(Increase) decrease in deferred income taxes	-	1,450	4,513
Compensation adjustment to capital in excess of par	-	-	(140)
(Increase) decrease in cash surrender value of life insurance	-	416	997
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,694)	4,096	2,002
Decrease in inventories	3,812	5,794	4,504
(Increase) decrease in prepaid and other assets	(379)	859	1,047
(Increase) decrease in recoverable income taxes	1,526	(1,091)	(1,941)
(Decrease) in accounts payable, accrued and other liabilities	(4,726)	(1,202)	(981)
Increase (decrease) in income taxes payable	423	349	(1,701)
(Decrease) in long-term obligations and deferred credits	(2,282)	(1,829)	(997)

Net cash (used in) operations	(2,972)	(512)	(3,250)

Cash flow from investing activities:
Capital expenditures	(187)	(660)	(583)
Proceeds from sale of building and equipment	18	5,822	445
Proceeds from sale of marketable securities	317	-	-
Proceeds from sale of division	-	4,540	-
Proceeds from surrender of life insurance policies	2,935	-	-
Premiums on life insurance	(253)	(257)	(788)

Net cash provided by (used in) investing activities	2,830	9,445	(926)

Cash flow from financing activities:
Borrowings under revolving credit agreements	42,167	47,523	71,221
Payments of revolving credit obligations	(42,301)	(56,521)	(66,879)
Principal payments on long-term debt	(15)	(158)	(209)
Payments from (advances to) retirement plan	-	286	(289)

Net cash provided by (used in) financing activities	(149)	(8,870)	3,844

Currency Translation Adjustment and Other Comprehensive Income	(32)	(88)	73

Net increase (decrease) in cash and cash equivalents	(323)	(25)	(259)
Cash and cash equivalents at beginning of year	974	999	1,258

Cash and cash equivalents at end of year	$ 651	$974	$ 999

Cash paid during the year for:
Interest	$1,170	$1,551	$2,392
Income taxes	$89	$160	$2,501

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements

A.	The Company

       The Company is engaged in the manufacture, sale and distribution of men's belts, leather accessories, suspenders and jewelry. Its products are sold both domestically and internationally, principally through department stores, and also through specialty stores and mass merchandisers. The Company operates a number of factory outlet stores primarily to distribute excess and out of line merchandise. See Note K to the consolidated financial statements.

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the year ended December 31, 2002, which the Company was able to fund from the 1998 Credit Agreement, discussed below, which had an expiry date of June 2003. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate sales revenue; continuing the current program of cost control initiatives; maintaining its cash requirements within its amended revolving credit agreement; and ultimately, returning to profitability.

       Over the past several years, the Company has taken certain steps and has instituted several initiatives intended to improve its results from operations and cash flows, including closing its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to its South Norwalk, Connecticut manufacturing facility and completed the sale of certain assets and contemporaneously discontinued the remaining operations associated with its women's costume jewelry division in 2001. The net proceeds of the sale-leaseback transaction and the sale of the women's jewelry assets of approximately $6,100,000 and $4,600,000, respectively, were used to reduce the Company's outstanding revolving credit balance. The Company has also received from the Internal Revenue Service refunds of federal income taxes paid in prior years of approximately $2,251,000 and $4,239,000 in 2001 and 2002, respectively.

       At December 31, 2001 and 2002, the Company was not in compliance with certain covenants as required by the Revolving Credit and Security Agreement dated July 27, 1998 (the "1998 Revolving Credit Agreement") between the Company and PNC Bank, National Association (the "Bank"), as amended from time to time.

       On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (the "2003 Loan Agreement") with Congress Financial Corporation (New England). The new financing replaced the Company's 1998 Revolving Credit Agreement and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

       Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and managing working capital requirements within the terms of the 2003 Agreement will enable it to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern in its present form.
B.	Summary of Significant Accounting Policies

Basis of Presentation

       The consolidated financial statements include the accounts of Swank, Inc., its majority-owned Costa Rican subsidiary, and a wholly-owned foreign sales corporation. The Company closed the Costa Rican subsidiary in 2001 (see Note A above). All intercompany amounts have been eliminated. Dollar amounts are in thousands except for per share data.

Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

       Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances, and customer returns, are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience.

Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Allowances for Accounts Receivable

       The Company's allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts and cooperative advertising are reflected in selling and administrative expenses. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential bad debt losses. The Company does not typically require collateral from its customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of the Company's share of certain promotions by its retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2002, 2001 and 2000 were $448,000, $(226,000), and $(60,000), respectively.

Concentration of Credit Risk

       The Company sells products primarily to major retailers within the United States. The Company's three largest customers accounted for approximately 43% of consolidated trade receivables (gross of allowances) at December 31, 2002 and 37% at December 31, 2001.

       The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's 2003 Agreement is the prime rate plus a maximum margin of 1.25% or the Eurodollar rate plus a maximum margin of 3.25%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products. The Company routinely makes substantial purchases of leather hides during the year for use in the manufacture of men's belts. The Company also purchases men's personal leather items from a third-party supplier. An unanticipated material increase in the market price of leather could increase the cost of these products to the Company and therefore have a negative effect on the Company's results. To minimize this risk, the Company has developed certain manufacturing techniques and processes designed to maximize leather yields and incorporate lesser cost materials.

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

Property Plant and Equipment

       Property, plant and equipment are stated at cost. The Company provides for depreciation of plant and equipment by charges against income which are sufficient to write off the cost of the assets over estimated useful lives of 10-45 years for buildings and improvements and 3-12 years for machinery, equipment and software. Improvements to leased premises are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

       The Company's capital lease obligations for certain equipment are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. The cost of the leased assets is amortized on a straight-line basis over the lesser of the term of the lease obligation or the life of the asset, generally 3 to 5 years.

       Expenditures for maintenance and repairs and minor renewals are charged to expense; betterments and major renewals are capitalized. Upon disposition, cost and related accumulated depreciation are removed from the accounts with any related gain or loss reflected in results of operations.

       Prior to 2002, management periodically assessed, based on undiscounted cash flows, if there had been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating income resulting from intangible assets with the carrying value of the related asset. In performing this analysis, management considered such factors as current results, trends and prospects, in addition to other economic factors. As a result of such cash flow analysis, the Company wrote-down the value of certain machinery and equipment at its Costa Rica facility and recognized an expense of $502,000, which was included in selling and administrative expenses for the year ending December 31, 2000.

       In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, but retains FAS 121's fundamental provisions for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. FAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations. The Company adopted SFAS 144, effective January 1, 2002, which did not have a material impact on its financial position or results of operations.

       The Company reviews the carrying value of its long-lived assets whenever events and circumstances indicate that the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If such assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. The Company believes that no improvements exist at December 31, 2002.

Fair Value of Financial Instruments

       The carrying value of notes payable to banks approximates fair value due to their variable interest rates.

Advertising Costs

       The Company charges advertising costs to expense as they are incurred. During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs to net revenue and in-store fixturing and display expenditures to cost of goods sold. Both had previously been classified within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the year ended December 31, 2002 by $911,000; increased cost of sales by $539,000; and reduced selling and administrative expense by $1,450,000. For the year ended December 31, 2001, the adoption of EITF 01-9 reduced net sales by $756,000; increased cost of sales by $255,000; and reduced selling and administrative expense by $1,011,000. For the year ended December 31, 2000, the adoption of EITF 01-9 reduced net sales by $897,000; increased cost of sales by $373,000; and reduced selling and administrative expense by $1,270,000.

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

Stock-Based Compensation

       The Company measures the cost of stock-based compensation associated with the stock option plans described in Note H using the "intrinsic value" method. Under this method, the increment of fair value, if any, at the date of grant over the exercise price is charged to expense over the period that the employee provides the associated services. The Company discloses the information required by SAFS No. 123 "Accounting for Stock Based Compensation", which includes information with respect to stock-based compensation determined under the "fair value" method. The Company uses the Black-Scholes formula to determine the fair value of options on the grant date for purposes of this disclosure.

       The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and follows the disclosure-only alternative under FAS 123, Accounting for Stock Based Compensation (FAS 123) (see Note H).

      Had compensation expense for the Company's Stock Plans been determined consistent with FAS 123, the pro forma net (loss) per share would have been as follows:

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2002	2001	2000

Net (loss) as reported	$ (74)	$ (15,718)	$ (11,995)
Add: Stock-based employee compensation included in reported net (loss)	-	-	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	-	(86)	(8)
Pro forma net (loss)	$ (74)	$ (15,804)	$ (12,003)
Basic and fully diluted net (loss) per share:
As reported:
Continuing Operations	$ (.06)	$ (1.10)	$ (1.99)
Discontinued Operations	.05	(1.75)	(.18)
Net (loss)	$ (.01)	$ (2.85)	$ (2.17)
Pro forma:
Continuing Operations	$ (.06)	$ (1.11)	$ (1.99)
Discontinued Operations	.05	(1.75)	(.18)
Net (loss)	$ (.01)	$ (2.86)	$ (2.17)

Net Income (loss) per Share

       Net income (loss) per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by the Company's employee stock ownership plan and deemed to be allocated to participants. Net income (loss) per share assuming full dilution includes the effects of options. For the years ended December 31, 2002, 2001 and 2000, basic net loss per share is equal to fully diluted net loss per share as the effect of all options is antidilutive.

Comprehensive Income

       Reporting comprehensive income requires that certain items recognized under generally accepted accounting standards as separate components of stockholders' equity be reported as comprehensive income in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) of $(32,000) in 2002 and $(173,000) in 2001 arose from the recording of a minimum pension liability relating to the Company's defined benefit plan and, for 2001 a loss in connection with the closure of the Company's Costa Rica manufacturing facility and a gain resulting from the effects of foreign currency translation.

Reclassifications

       Certain prior year amounts have been reclassified to be consistent with the current year's presentation.

Recent Accounting Pronouncements

       In April 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, " (SFAS No. 145), which updates, clarifies, and simplifies certain existing accounting pronouncements covering a variety of issues. Certain of the provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 or for transactions occurring after May 15, 2002. Other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002, with earlier application encouraged. The Company believes that the adoption of SFAS No. 145 will have no material effect on the financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company believes that the adoption of SFAS No. 146 will have no material effect on the financial statements.

       On December 31, 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation in the event companies adopt FAS 123 and account for stock options under the fair value method. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). As of December 31, 2002, we have adopted the disclosure requirements of FAS 148 as disclosed in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

       In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. We believe the adoption of FIN 45 will not have an effect on our financial position and future results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. We believe the adoption of FIN 45 will not have an effect on our financial position and future results of operations.

C.	Restructuring Charges

       Early in 2001, management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $845,000 in the first quarter of 2001 for employee severance and related payroll costs associated with staff reductions primarily within certain sales and administrative departments affecting approximately 93 employees. Of the $845,000 charge recorded in 2001, $372,000 was included within discontinued operations and $473,000 was included in the results of continuing operations. No restructuring charges were recorded in 2002. The restructuring charges are stated separately in the Consolidated Statements of Operations. During 2002, the Company paid the remaining liability of $8,000, which was included in Other Liabilities on the Company's Consolidated Balance Sheet at December 31, 2001.

D.	Short-Term Borrowings

(Dollars in thousands)	2002	2001	2000

At December 31:
Total lines	$ 23,000	$ 25,000	$ 30,000
Weighted average interest rate	5.75%	6.25%	10.75%
For the year:
Monthly average borrowing outstanding	16,828	17,828	23,142
Maximum borrowing outstanding at any month end	20,490	22,767	29,405
Monthly interest rate (weighted average)	6.54%	8.45%	9.94%
Balance at December 31	11,971	12,105	21,104

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

       At December 31, 2001and 2002, the Company was not in compliance with certain covenants as required by the 1998 Revolving Credit Agreement, as amended. The Bank subsequently waived those requirements as of and for the quarter ended December 31, 2001. On May 7, 2002, the Company entered into an Eighth Amendment of the 1998 Revolving Credit Agreement (the "Eighth Amendment"). The Eighth Amendment modified the 1998 Revolving Credit Agreement by, among other things, extending the termination date of the 1998 Revolving Credit Agreement to June 25, 2003; reducing the maximum amount of revolving advances to $23,000,000 from $25,000,000; and revising the minimum Tangible Net Worth covenants for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002. The Eighth Amendment also provided for a seasonal overadvance of $1,500,000 for the period July 1, 2002 through October 15, 2002 (the "Seasonal Overadvance") and required that John and Marshall Tulin furnish to the Bank a guaranty (the "Tulin Guaranty"), in an amount not to exceed $750,000, to secure the repayment of the Seasonal Overadvance.

The Seasonal Overadvance, which expired on October 15, 2002, has been repaid and the Tulin Guaranty has been terminated. At December 31, 2002, the Company was in compliance with the minimum Tangible Net Worth covenant required by the Eighth Amendment.

       On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (the "2003 Loan Agreement") with Congress Financial Corporation (New England). The new financing replaced the Company's 1998 Revolving Credit Agreement and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

E.	Income Taxes

The components of income taxes are as follows:
(Dollars in thousands)

Provision (benefit) for income taxes:	2002	2001	2000

Currently payable (recoverable):
Federal	$ (2,594)	$ (3,032)	$ (2,257)
Foreign sales corporation	-	-	6
	(2,594)	(3,032)	(2,251)
Deferred:
Federal	-	1,450	4,073
State	-	-	1,379
	-	1,450	5,452

Total provision (benefit)	$ (2,594)	$ (1,582)	$ 3,201

Deferred tax provision (benefit):

Deferred compensation	1,095	542	581
Corporate owned life insurance	-	(1,097)	(1,097)
Gain on sale of assets	185	(1,739)	-
Federal NOL carryforwards	420	(1,042)	-
State NOL carryforwards	(356)	(687)	-
AMT credit carryforwards	(562)	(175)	-
Other items	(383)	892	760
Valuation allowance	(399)	4,756	5,208

	$ -	$ 1,450	$ 5,452

A reconciliation of the Company's effective income tax rate is as follows:

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	8.0	(5.1)	.4
Life insurance	-	1.8	3.9
Valuation allowance	(19.6)	27.5	56.0
Curtailment loss on post-retirement plan	(4.4)	-	-
Deferred expenses from sale of women's division	(10.1)	-	-
Foreign tax rate differentials	-	.3	7.3
AMT credits	(24.8)	-	-
Other items, net	(2.5)	.3	.8

	(87.4)%	(9.2)%	34.4%

Components of the net deferred tax asset:

Deferred tax assets:
Accounts receivable reserves	$ 1,567	$ 1,577
Deferred compensation	613	1,708
Inventory capitalization	520	520
Postretirement benefits	1,220	1,096
Inventory reserves	336	336
Workman's compensation	169	133
Termination costs	4	40
Gain on sale of assets	1,645	1,830
Federal NOL carryforwards	622	1,042
State NOL carryforwards	1,408	1,052
AMT credit carryforwards	737	175
Environmental costs	600	640
Other	365	143
Gross deferred asset	9,806	10,292
Deferred tax liabilities:
Corporate owned life insurance	-	-
Depreciation	(241)	(328)
Valuation allowance	(9,565)	(9,964)

Net deferred tax asset	$ -	$ -

       At December 31, 2001, the Company recorded an additional valuation allowance on its deferred tax asset of $4,756,000 to increase the allowance to $9,964,00 which fully reserved the Company's deferred tax asset. At December 31, 2002, the valuation allowance was $9,565,000. At December 31, 2002, the Company included on its Consolidated Balance Sheet federal income taxes recoverable of $1,506,000.

       At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $1,719,000 and $25,484,000 which expire through 2022 and 2007, respectively. The alternative minimum tax credit carryforward of approximately $737,000 at December 31, 2002, currently does not expire.

       The Health Insurance and Accountability Act of 1996 (the "Act") phased out the deduction of interest on policy loans on a significant portion of the Company's corporate owned life insurance and, therefore, substantially increased the after tax cost of maintaining these policies. As a result, in 1996 the Company announced its intention to surrender the affected policies and recorded a deferred tax liability for the estimated income taxes that were due over a four year period, 1998 through 2001. The surrender of these policies was completed in November 1998. See Note G.
F.	Long-Term Obligations

Long-term obligations, excluding the current portion, at December 31, were as follows:

(Dollars in thousands)	2002	2001

Benefits under 1987 Deferred Compensation
Plan and Postretirement benefits (See Note G)	$ 3,943	$ 3,877
1993 Deferred Compensation Plan (See Note G)	-	1,854
Environmental liabilities (See Note I)	1,414	1,588
Supplemental death benefits	50	104
Deferred gain on sale of assets (See Note I)	3,426	3,893
Obligation on property sublease	631	703
Other	-	194

	$ 9,464	$ 12,213

G.	Employee Benefits

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

       The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses for the Company's contributions to the Plan were $47,000, $218,000 and $970,000 in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Plan held a total of 3,279,299 and 3,338,474 shares, respectively, of the Company's outstanding stock, all of which has been allocated to participants. The Company from time to time makes loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2002 or December 31, 2001.

       In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock. Purchases will be made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by the Company to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 96,667 shares. There were no shares purchased during 2002 or 2001.

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

       The following table sets forth a reconciliation of the beginning and ending balances of the Company's postretirement benefits and defined benefits under its 1987 Deferred Compensation Plan described below:
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits

Change in Benefit Obligation	2002	2001	2002	2001

Benefit obligation at beginning of year:	$ 5,192	$ 4,911	$ 1,873	$ 2,158
Service cost	11	20	-	-
Interest cost	375	344	99	126
Participants' contributions	12	13	-	-
Amendments	(2)	(38)	-	-
Actuarial (gain) loss	663	177	55	25
Benefits paid	(303)	(235)	(436)	(436)

Benefit obligation at end of year	$ 5,948	$ 5,192	$ 1,591	$ 1,873

Change in Plan Assets

Fair value of plan assets at beginning of year	$ -	$ -	$ -	$ -
Employer contributions	291	222	436	436
Participants' contributions	12	13	-	-
Benefits paid	(303)	(235)	(436)	(436)
Fair value of Plan assets at end of year	-	-	-	-
Funded status	$ (5,948)	$ (5,192)	$ (1,591)	$ (1,873)
Unrecognized actuarial (gain) loss	1,748	1,164	123	85
Unrecognized transition obligation	1,167	1,288	-	-

Accrued benefit cost (1)	$ (3,033)	$(2,740)	$ (1,468)	$ (1,788)

        (1)     Amounts totaling $683,000 and $736,000 have been included in accrued employee compensation as of December 31, 2002 and 2001, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

       The weighted-average discount rate used in determining the accumulated benefit obligations was 6.10%, 6.95%, and 7.25% at December 31, 2002, 2001, and 2000, respectively. For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered Medicare Part B health care benefits is assumed for 2002 and all years thereafter. A 13.0% annual rate of increase in the per capita cost of AARP Medicare Supplemental Coverage is assumed for 2002. This rate is assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter. An 8.8% annual rate of increase in the per capita cost for Pre-65 Continuation of Medical Coverage is assumed for 2002. This rate is assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter.

       The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 4.5%, 6.00%, and 6.50% at December 31, 2002, 2001, and 2000, respectively.

       Net periodic postretirement and defined benefit cost for 2002, 2001 and 2000 included the following components:

(Dollars in thousands)	Postretirement Benefits			Defined Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$ 11	$ 20	$ 26	$ -	$ -	$ -
Interest cost	375	344	355	99	126	166
Recognized actuarial (gain) loss	78	38	11	17	12	-
Amortization of transition obligation	120	120	137	-	-	-
Net periodic benefit costs included in selling and administrative expenses	$ 584	$ 522	$ 529	$ 116	$ 138	$ 166
Loss recognized due to curtailment	-	-	328		-	-
Special termination benefit cost	-	-	109	-	-	-

Total plan cost	$ 584	$ 522	$ 966	$ 116	$ 138	$ 166

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

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $9,000 and the postretirement benefit obligation by $157,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $10,000 and the postretirement benefit obligation by $171,000, respectively.

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

       In 1993, the Company established a deferred compensation plan for certain key executives (the "1993 Plan") that provided for payments of the amounts deferred and the earnings thereon upon retirement, death or other termination of employment. In connection with the 1993 Plan, the Company purchased variable life insurance contracts on the lives of participants and on certain other employees which had been held in a grantor trust. During the third quarter of 2002, the Company determined that it would be advantageous to terminate the 1993 Plan and surrendered the underlying insurance policies. The proceeds were used to distribute all remaining vested benefits to participants as of the termination date. At December 31, 2002, the Company had no remaining liability under the 1993 Plan. At December 31, 2001, amounts payable to participants under the 1993 Plan aggregated $2,462,000 of which $608,000 was classified in accrued employee compensation. The remaining balance of $1,854,000 was included in long-term obligations (See Note F). The net cost related to the 1993 Plan is included in selling and administrative expense and aggregated approximately $70,000, $70,000, and $111,000 in 2002, 2001 and 2000, respectively.

       The Company uses loans against the policy cash values to pay part or all of annual life insurance premiums, except for the variable life policies. The aggregate gross cash surrender value of all policies was approximately $5,498,000 and $8,193,000 at December 31, 2002 and 2001, respectively, which is included in other assets, net of policy loans aggregating approximately $2,447,000 and $2,320,000 respectively. The Company has no intention of repaying any policy loans and expects that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $142,000, $137,000 and $185,000 in 2002, 2001 and 2000, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 6.0%, 6.2%, and 6.2% at December 31, 2002, 2001 and 2000, respectively.
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

       In 1994, the Company established a directors' stock option plan pursuant to which options may be granted to non employee directors to purchase 50,000 shares of Common Stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. The Company granted options for 3,333 and 5,000 shares of Common Stock under this plan in 2002 and 2000, respectively. No options were granted in 2001. At December 31, 2002, a total of 10,000 shares of Common Stock were reserved for future grants under the directors' plan.

       In April 1998, the Company's stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "1998 Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits the Company's Board to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. Long-term performance awards were granted under the 1998 Plan in October 1998 to certain key employees. Awards were based upon a formula which incorporates a minimum and maximum range of cumulative earnings, determined before incentive compensation pursuant to the awards and before income taxes, for the three year period ending December 31, 2000. Compensation expense of $350,000 was recorded as of December 31, 1998 with a corresponding liability of $210,000 and an increase to additional paid-in-capital of $140,000 in connection with awards under the 1998 Plan. In 1999, the Company reversed this liability and, in 2000, decreased additional paid-in-capital by $140,000 after determining that none of the participants in the 1998 Plan would be entitled to receive any amounts, as the cumulative measurements for the three-year period were not met. The Company granted options for 725,000 shares under the 1998 Plan in 2001. These shares vest immediately. No awards were granted by the Board in either 2002 or 2000. At December 31, 2002, a total of 275,000 shares of Common Stock were reserved for future grants under the 1998 Plan.

       The following table summarizes stock option activity for the years 2000 through 2002:

		Weighted Average
	Option Shares	Exercise Price

Outstanding at December 31, 1999	239,767	$2.85
Forfeited	(12,800)	3.03
Granted	5,000	2.44
Outstanding at December 31, 2000	231,967	$2.83
Forfeited	(26,667)	2.81
Expired	(185,300)	2.81
Granted	725,000.17
Outstanding at December 31, 2001	745,000	$.25

Forfeited	(106,668)	.35

Expired	(3,332)	2.34

Granted	3,333.18

Outstanding at December 31, 2002	638,333	$.22

       For options granted in 2002, 2001 and 2000, the estimated weighted average fair value, assuming no dividends, was approximately $.14, $.13, and $1.88, respectively, using a risk-free rate of 6.5%, and an expected volatility of 99% in each year, and expected lives of 5 years in each of 2002, 2001 and 2000, respectively. Pro forma net (loss) and pro forma net (loss) per share for options granted using the fair value method was approximately $(74,000) and $(.01) per share in 2002, $(15,804,000) and $(2.86) per share in 2001 and $(12,003,000) and $(2.17) per share in 2000.

       Options outstanding as of December 31, 2002 were as follows:

		Weighted	Weighted		Weighted
Exercise	Shares	Average	Average	Shares	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$.17	625,000	3.92	$.17	625,000	$.17
$.18 - $3.84	13,333	2.08	$2.53	13,333	$2.53

Total	638,333	3.88	$.22	638,333	$.22

       At December 31, 2002 and 2001, there were 638,333 and 745,000 exercisable options, respectively, and the weighted-average exercise prices were $.22 and $.25, respectively.

I.	Commitments and Contingencies

       The Company leases certain of its warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expenses amounted to $3,014,000, $3,361,000 and $3,431,000 in 2002, 2001 and 2000 respectively.

       Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 are as follows:

(Dollars in thousands)

2003	$ 3,162
2004	3,011
2005	3,021
2006	2,264
2007	2,147
Thereafter	5,614

Total minimum payments	$ 19,219

       On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The net proceeds to the Company of the sale of its manufacturing facility were approximately $5,800,000 reflecting a sale price of $6,100,000 less direct fees and expenses associated with the sale. Under the terms of the contract of sale, the Company was also required to fund an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. At December 31, 2002, the escrow fund balance was approximately $42,000. The sale-leaseback transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's Consolidated Balance Sheet at closing and is being amortized over the lease term. The Company recorded amortization income as an offset to the related rent expense included in cost of goods sold of $467,000 and $311,000 for the years ended December 31, 2002 and 2001, respectively.

       The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses to market certain products in specified territories, principally in the United States. The Company's licenses for "Tommy Hilfiger", "Geoffrey Beene", "Guess?", "Kenneth Cole", "Claiborne for Men" and "Pierre Cardin" collectively may be considered material to the Company's business. The Company is obligated to pay minimum royalty and advertising under certain license agreements as follows: 2003 - $5,751,000; 2004 - $2,869,000; and 2005 - $500,000. Generally, the license agreements require the Company to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. The Company also pays a percentage of net sales to a consulting firm controlled by one of the Company's directors in connection with a license agreement which that firm introduced to the Company. Payments made by the Company in connection with this agreement were approximately $68,000, $66,000 and $83,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

       On June 7, 1990, the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund Site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company or necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, has voluntarily entered into an Administrative Order pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study ("RI/FS") with respect to the alleged contamination at the site. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.52%. Due to the withdrawal of a PRP, however, the Company expects that the respective shares of these costs in the future will be reallocated among the remaining members of the PRP Group. This Superfund Site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. The Company believes that the issues regarding the site are under discussion among state and federal agencies due to the proximity of the site to the landfill and the composition of waste at the site. At December 31, 2002 and 2001 the Company had accrued approximately $1,179,000 and $1,183,000 respectively in connection with this site based on the assumption that the issues relating to the availability of federal funding and the allocation of costs of remediation, among others, will not be resolved for many years and that significant legal and technical fees and expenses will be incurred prior to such resolution.

       In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island which was entered on August 28, 1992 by the U.S. District Court for the District of Rhode Island. The most likely scenario for remediation of ground water at this site is through natural attenuation which will be monitored over a period of up to 24 years. Estimates of the costs of remediation range from approximately $2,800,000 for natural attenuation to approximately $7,800,000 for other remediation. Based on current participation, the Company's share is 8.66% of approximately 75% of the costs. At December 31, 2002 and 2001 the Company had accrued approximately $409,000 and $438,000 respectively, in connection with this site based on the results of tests conducted in 2000 and 1999. Management believes that costs related to remediation of this site will not have a material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site.

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

       The estimated liability for costs associated with environmental sites is included in Long-term obligations in the accompanying balance sheets (See Note F), exclusive of additional currently payable amounts of approximately $174,000 and $33,000 included in Other liabilities in 2002 and 2001, respectively. These amounts have not been discounted. Management believes that the accompanying financial statements include adequate provision for environmental exposures.

       In the ordinary course of business, the Company is contingently liable for performance under letters of credit of approximately $1,442,000 at December 31, 2002. The Company is required to pay a fee quarterly equal to 1.75% per annum on the outstanding letter of credit.
J.	Promotional Expenses

       Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance the Company's business and, as described in Note I to the consolidated financial statements, certain license agreements require specified levels of spending. These expenditures are included in selling and administrative expenses in the year incurred.

       During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs as a reduction to net sales and in-store fixturing and display expenditures to cost of goods sold. Both had previously been classified as promotional expenditures within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the year ended December 31, 2002 by $911,000; increased cost of sales by $539,000; and reduced selling and administrative expense by $1,450,000. For the year ended December 31, 2001, the adoption of EITF 01-9 reduced net sales by $756,000; increased cost of sales by $255,000; and reduced selling and administrative expense by $1,011,000. For the year ended December 31, 2000, the adoption of EITF 01-9 reduced net sales by $897,000; increased cost of sales by $373,000; and reduced selling and administrative expense by $1,270,000.

       Advertising and promotional expense exclusive of cooperative advertising and display expenditures, in 2002, 2001 and 2000, were $2,017,000, $1,255,000, and $910,000, respectively.
K.	Disclosures About Segments of an Enterprise and Related Information and Discontinued Operations

Segments

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments. Operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance.

Subsequent to the Company's disposition of its women's costume jewelry division (see below) the Company has been engaged in one business, the sale of men's accessories consisting of belts, wallets and other small leather goods, suspenders and jewelry. The Company and its customer relationships are organized around this one business segment. The Company's products are sold principally domestically through department stores and to a lesser extent, through specialty stores and mass merchandisers.

Sales to the Company's three largest customers accounted for approximately 15%, 14%, and 11% of consolidated net sales in 2002; approximately 16%, 15%, and 12% respectively, in 2001; and approximately 17%, 15%, and 13% respectively, in 2000. In addition, sales to a fourth customer accounted for approximately 10% of consolidated net sales in 2001. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2002, 2001 or 2000. Exports to foreign countries accounted for less than 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Discontinued Operations

On July 23, 2001, the Company sold certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price was subject to adjustment. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to. and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). As provided by the Transition Agreement, the Company was reimbursed by K&M in 2001 for its direct costs associated with performing the transition services. During 2002, the Company and K&M resolved all remaining purchase price and transition-related issues associated with the Agreement and recorded as an adjustment to the loss on disposal a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims. In connection with the disposal of its women's costume jewelry business, the Company in 2001 recorded a non-recurring charge of $5,957,000, net of an income tax benefit of $810,000. The components of this charge are set forth below:
(Dollars in thousands)
Description	Amount
Difference between net book value of assets sold and cash proceeds received	$2,748
Accrual for certain remaining liabilities associated with the Company's women's jewelry business including lease obligations and minimum royalties for licenses not transferred to K&M	1,981
Additional reserves for women's jewelry assets not sold to K&M	1,544
Legal, professional, and other fees and expenses associated with the disposition of the women's jewelry business	494
Loss on disposition before tax benefit	6,767
Income tax (benefit)	(810)
Total loss on disposition	$5,957

       The disposition of the women's jewelry business represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, the results of this operation have been classified as discontinued, and prior periods have been adjusted with certain fixed overhead charges reallocated to the remaining Men's Accessories business segment.
L.	Quarterly Financial Data (unaudited)

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

(Dollars in thousands)	First	Second	Third	Fourth

2002
Net sales	$ 21,031	$ 22,763	$ 27,004	$ 29,213
Gross profit	5,082	7,046	7,858	8,168
Net income (Loss) from continuing operations	(1,669)	(945)	127	2,113
Income (Loss) from discontinued operations	-	300	-	-
Net Income (loss)	(1,669)	(645)	127	2,113
Net Income (loss) Per common share basic and diluted:
Continuing operations	$(.30)	$(.17)	$.02	$.39
Discontinued operations	-	.05	-	-
Net Income (loss)	$(.30)	$(.12)	$.02	$.39

2001
Net sales	$19,802	$20,112	$23,835	$24,063
Gross profit	5,884	6,291	7,138	6,668
Net (Loss) from continuing operations	(2,194)	(1,893)	(291)	(1,666)
Income (Loss) from discontinued operations	(1,568)	(7,863)	(1,269)	1,026
Net (loss)	$(3,762)	$(9,756)	$(1,560)	$(640)
Net Income (loss) Per common share basic and diluted:
Continuing operations	$(.40)	$(.34)	$(.05)	$(.30)
Discontinued operations	(.28)	(1.43)	(.23)	.18
Net (loss)	$(.68)	$(1.77)	$(.28)	$(.12)

M.	Subsequent Events

       On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (the "2003 Agreement") with Congress Financial Corporation (New England). The new financing replaced the Company's 1998 Revolving Credit Agreement and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment (see Note D to the consolidated financial statements). In addition, the 2003 Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       The Company engaged BDO Seidman, LLP ("BDO") as its new independent accountants as of October 18, 2002. During the Company's two most recent fiscal years and the subsequent interim period through October 18, 2002, the Company has not consulted with BDO regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

       The information called for by this Item 10 with regard to executive officers of the Company (including executive officers who are also directors of the Company) is set forth following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." The Company's non-employee directors are as follows:

       John J. Macht, who is 66 years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director of the Company in 1995.

       Raymond Vise, who is 81 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963.

Section 16(a) Beneficial Ownership Reporting Compliance.

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based soley on a review of the copies of the statements furnished to the Company to date, or written representations that no statements were required, the Company believes that all statements required to be filed by such persons with respect to the Company's fiscal year ended December 31, 2002 were all timely filed, except that William Rubin, a Senior Vice President of the Company, filed two Forms 4 late with regard to two transactions.

Item 11.	Executive Compensation.

Summary Compensation Table

       The following table sets forth certain summary information for each of the Company's fiscal years ended December 31, 2002, 2001 and 2000 concerning the compensation of the Company's chief executive officer and each of its four other most highly compensated executive officers:
	ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPEN-SATION (5)		AWARDS SECURITIES UNDERLYING OPTIONS/ SARs (#)	ALL OTHER COMPEN-SATION (8)

Marshall Tulin, Chairman of the Board (1)	2002	$260,000	$ ---				$ 442
	2001	289,167	---			75,000	476
	2000	360,000	---				5,411

John Tulin, President, and Chief Executive Officer (2)	2002	$410,000	$ ---	$ 60,945	(6)		$ 442
	2001	410,000	---	67,200	(6)	150,000	476
	2000	410,000	---	---			5,412

Eric P. Luft , Senior Vice President - Men's Division (3)	2002	$180,000	$218,464				$ 442
	2001	180,000	190,476			75,000	2,516
	2000	180,000	213,394				5,412

James Tulin, Senior Vice President - Merchandising (4)	2002	$285,000	$ ---	$ 30,270	(7)		$ 442
	2001	285,000	---	43,503	(7)	75,000	476
	2000	274,583	---	39,981	(7)		5,412

Melvin Goldfeder Senior Vice President - Special Markets	2002	$277,480	$ ---				$ 442
	2001	213,659	---			75,000	2,516
	2000	203,235	---				5,412

(1)    Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(2)    Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(3)    Mr. Luft's bonus amounts include sales commissions of $218,464, $190,476 and $213,315 for the years 2002, 2001, and 2000, respectively. Mr. Luft is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements."

(4)     Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(5)    Except as set forth for James Tulin and John Tulin, perquisites and other personal benefits during 2002, 2001, and 2000 did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.

(6)    This amount includes a special allowance of $49,200 in 2002 and $67,200 in 2001.

(7)    These amounts include automobile lease payments of $14,788 in 2002, $21,120 in 2001 and $19,402 in 2000 and a travel allowance of $10,800 in each of 2002, 2001 and 2000.

(8)    Amounts in this column for the fiscal year ended December 31, 2002 represent the value, as at December 31, 2002, of shares of Common Stock allocated to accounts of the Named Officers under the Retirement Plan as follows:  Marshall Tulin-$442; John Tulin-$442, Eric P. Luft-$442, James Tulin-$442 and Melvin Goldfeder-$442

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value Table

         During the Company's fiscal year ended December 31, 2002, no stock options were granted to or exercised by any of the Named Officers. The following table sets forth information with respect to the number and value of unexercised options held by the Named Officers as of the end of fiscal 2002. The closing price of a share of Common Stock of the Company on December 31, 2002 was $.10.

2002 FISCAL YEAR END OPTION VALUES
Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable (1)
Marshall Tulin	75,000 / 0	$0 / 0
John Tulin	150,000 / 0	$0 / 0
Eric P. Luft	75,000 / 0	$0 / 0
James Tulin	75,000 / 0	$0 / 0
Melvin Goldfeder	75,000 / 0	$0 / 0
(1) Aggregate market value of the shares of Common Stock covered by the options at fiscal year end less the exercise price of such options.

Compensation of Directors

       Each director who is not a full-time employee of or consultant to the Company receives an annual director's fee of $3,000 per meeting of the Board and $3,000 per Board committee meetings attended by him in person. Each director who is not a full-time employee of or consultant to the Company also received an annual director's fee $1,500 per meeting of the Board and $1,500 per Board committee meetings attended by him via teleconference. In addition, pursuant to the terms of the 1994 Plan, each director who is not a full-time employee of the Company or any subsidiary of the Company and who is in office immediately following each annual meeting of stockholders at which directors are elected, will, as of the date such meeting is held, automatically be granted an option to purchase 1,667 shares of Common Stock. During fiscal 2002, Messrs. Macht and Vise were each granted an option to purchase 1,667 shares of Common Stock at an exercise price per share of $.18, the fair market value per share of Common Stock on the date of the grant.

Employment Contracts and Severance Agreements

       The Company is a party to an employment agreement with Marshall Tulin which provides for automatic renewal for successive one-year periods unless at least 10 days prior to its June 30 anniversary either the Company or Mr. Tulin decides not to further extend the term. Pursuant to such agreement, Mr. Tulin is employed as Chairman of the Board at a base salary of $250,000. The Company is also a party to an employment agreement with John Tulin, which terminates on December 31, 2004. Pursuant to such agreement, Mr. Tulin is employed as Chief Executive Officer and receives a base salary of $400,000 per year (commencing January 1, 2002), plus such additional compensation, if any, as the Board of Directors shall determine. In addition, the Company is a party to an employment agreement with James Tulin, which terminates on December 31, 2004. Pursuant to such agreement, Mr. Tulin is employed as Senior Vice President-Merchandising and receives a base salary of $285,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine.

       In April 2000, the Company entered into an employment agreement with Eric P. Luft, pursuant to which Mr. Luft is employed as Senior Vice President -- Men's Division until March 31, 2005. Pursuant to such agreement, Mr. Luft is to receive a base salary of $180,000 per year, plus annual commission compensation in an amount equal to the greater of (i) $160,000 or (ii) the sum of (A) .0023 times (1) net sales (as such term is defined in accordance with the commission arrangement between Mr. Luft and the Company for fiscal 1999) of the men's division of the Company (other than sales to Target Stores) and (2) net sales of the Company of small leather goods only to Target Stores, plus (B) .003 times net sales of the men's special markets division of the Company. Furthermore, in the event the Company terminates Mr. Luft's employment without cause, the Company has agreed to pay to Mr. Luft, from the date of his termination until March 31, 2006, $340,000 per year (plus an amount equal to any increase in his base salary per year over and above $180,000), plus any accrued but unpaid commissions. Mr. Luft is also a party to a termination agreement with the Company (as discussed below). However, pursuant to his employment agreement, in the event Mr. Luft's employment with the Company is terminated and he is entitled to receive amounts under such termination agreement, Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts.

       The Company has entered into termination agreements with Messrs. Marshall Tulin, John Tulin, James Tulin and Eric P. Luft. Each termination agreement had an original expiration date of December 31, 2001 with an automatic annual extension commencing on December 31, 2001 and on each December 31 thereafter unless the Company shall have given 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a change in control of the Company (as defined in such agreements) during the term of such agreements, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may, within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).

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

Compensation Committee Interlocks and Insider Participation

       The Executive Compensation Committee of the Board of Directors is charged with recommending the annual compensation, including bonuses, for the executive officers of the Company who are also directors and for the Company's Chief Financial Officer. The Executive Compensation Committee consists of John Macht and Raymond Vise. The Stock Option Committee of the Board of Directors administers the Company's compensation plans under which stock and stock-based compensation have been awarded other than the 1998 Plan, which is administered by the entire Board of Directors. The Stock Option Committee consists of John Macht and Raymond Vise.

       During 2002, Ronald Vise, the son of Raymond Vise was employed by the Company as a commissioned salesman. He received compensation of $125,771 for services he rendered to the Company. In addition, the Company and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, are parties to an agreement pursuant to which The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between the Company and licensors introduced to the Company by The Macht Group. Aggregate compensation earned by The Macht Group under this arrangement was $70,494 during 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

OWNERSHIP OF VOTING SECURITIES

The following table sets forth information as of February 28, 2003 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of the Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	The New Swank, Inc. Retirement Plan 90 Park Avenue New York, NY 10016	3,279,299(1)(2)	59.4%

Common Stock	Marshall Tulin 90 Park Avenue New York, NY 10016	2,036,072 (3)(4)	36.4%

Common Stock	John Tulin 90 Park Avenue New York, NY 10016	1,971,592 (3)(5)	34.8%

Common Stock	Raymond Vise 8 El Paseo Irvine, CA 92715	1,744,770 (3)(6)	31.6%

    _____________________

(1)    This amount includes (a) 1,543,331 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the "Retirement Plan") and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters, and (b) an additional 3,096 of such shares allocated to accounts of former employees, subject to forfeiture, and able to be voted by the trustees on all matters on which stockholders may vote.

(2)    This amount also includes 1,448,582 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion and 244 unallocated shares which the trustees may vote in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 284,046 shares held in the accounts under the Retirement Plan, as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3)    The trustees of the Retirement Plan (other than with respect to 401(k) accounts) are Marshall Tulin, Chairman of the Board and a director of the Company, John A. Tulin, President and a director of the Company and Raymond Vise, a director of the Company. This amount includes (a) 3,096 shares of Common Stock allocated to the accounts of former employees, subject to forfeiture, but voted by the trustees (see footnote 1 above), (b) 1,448,582 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above), (c) 244 unallocated shares which the trustees may vote in their discretion (see footnote 2 above) and (d) 284,046 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

(4)    This amount includes 114,340 shares owned by Mr. Tulin's wife. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 75,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the Company's 1998 Equity Incentive Compensation Plan (the "1998 Plan") and 1,372 shares allocated to his accounts under the Retirement Plan.

(5)    This amount includes 1,060 shares owned by Mr. Tulin's wife and 2,333 shares held by Mr. Tulin's daughter. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 150,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and 25,978 shares allocated to his accounts under the Retirement Plan.

(6)    This amount includes 6,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan").

Security Ownership of Management

           The following table sets forth information at February 28, 2003 as to the ownership of shares of the Company's Common Stock, its only outstanding class of equity securities, with respect to (a) each director of the Company, (b) each executive officer of the company named in the table under the caption "Summary Compensation Table" below (the "Named Officers"), and (c) all directors and executive officers of the Company as a group (7 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
John J. Macht	6,667 (1)	*
James Tulin	100,075 (2)	1.8%
John Tulin	1,971,592 (3)	34.8%
Marshall Tulin	2,036,072 (4)	36.4%
Raymond Vise	1,744,770 (5)	31.6%
Eric P. Luft	94,370 (6)	1.7%
Melvin Goldfeder	171,764 (7)	3.1%
All directors and officers as a group (7 persons)	2,853,532 (8)	46.5%

           * Less than one (1%) percent.

(1)    Includes 6,667 shares which Mr. Macht has the right to acquire within 60 days through the exercise of stock options under the 1994 Plan.

(2)    Includes 75,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan, an aggregate of 142 shares held by his children and an aggregate of 24,933 shares of Common Stock allocated to his accounts under the Retirement Plan.

(3)    Includes the shares referred to in footnotes 4 and 6 to the first table above under the caption "Ownership of Voting Securities."

(4)    Includes the shares referred to in footnotes 4 and 5 to the first table above under the caption "Ownership of Voting Securities."

(5)    Includes the shares referred to in footnote 4 and 7 to the first table above under the caption "Ownership of Voting Securities."

(6)    Includes 75,000 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and an aggregate of 19,370 shares of Common Stock allocated to his accounts under the Retirement Plan.

(7)    Includes 75,000 shares which Mr. Goldfeder has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and an aggregate of 20,532 shares of Common Stock allocated to his accounts under the Retirement Plan.

(8)    Reference is made to footnotes (1) through (8) above. This amount also includes 613,334 shares of Common Stock which directors and executive officers as a group have the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan and the 1998 Plan.

Equity Compensation Plan Information

       The following table sets forth certain information as of December 31, 2002 concerning the Company's equity compensation plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders

1998 Plan	625,000	$.17	275,000
1994 Plan	13,332	$2.53	10,000
Total	638,332	$0.22	375,000

Item 13.	Certain Relationships and Related Transactions.

       A portion of the information called for by this Item 13 is set forth in Item 11 Executive Compensation under the caption "Compensation Committee Interlocks and Insider Participation", which information is incorporated by reference herein.

       Christine Tulin (who is the daughter of John Tulin and granddaughter of Marshall Tulin) was employed by the Company during 2002 as merchandise manager -- men's jewelry. Ms. Tulin is responsible for the development of merchandise design and packaging concepts for the Company's various licensed and private label men's jewelry collections. Aggregate compensation paid to Christine Tulin by the Company for services rendered during 2002 amounted to $70,000.

       Kathryn Figueroa (who is the sister of John Tulin and daughter of Marshall Tulin) was employed by the Company during 2002 as southeast regional factory outlet manager. Ms. Figueroa is responsible for the operation of the Company's factory store operations covering the southeastern United States. Aggregate compensation paid to Kathryn Figueroa by the Company for services rendered during 2002 amounted to $63,250.

Item 14. Controls and Procedures

       Within 90 days prior to the date of filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report

1.	Financial Statements filed as part of this Report:

The following consolidated financial statements of the Company are included in Item 8:

Consolidated Balance Sheets -- As of December 31, 2002 and 2001.

Consolidated Statement of Operations -- Years ended December 31, 2001 and 2001.

Consolidated Statement of Changes in Shareholder's Equity -- Years ended December 31, 2002 and 2001.

Consolidated Statement of Cash Flows -- Years ended December 31, 2002 and 2001.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules filed as part of this Report:

The following consolidated financial statement schedule and the report of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.

Report of Independent Accountants on Financial Statement Schedule.

Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000.

	Schedule II.	Valuation and Qualifying Accounts

(b)	Reports on Form 8-K

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

4.01.9	Eighth Amendment to Revolving Credit and Security Agreement dated as of May 7, 2002 between the Company and PNC Bank, National Association, as lender and Agent.

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

4.04	Loan and Security Agreement dated as of April 17, 2003, between the Company and Congress Financial Corporation (New England), as lender and Agent.*

10.01

Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

10.01.1

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.01.2

Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.01.3

Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.4

Amendment dated as of May 4, 1998 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.5

Amendment dated as of May 30, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.01.6

Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.02

Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.02.1

Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.02.2

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.02.3

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.4

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.5

Amendment dated as of December 27, 2001 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.03

Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.03.1

Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.03.2

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.03.3

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.03.4

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.5

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.6

Amendment dated as of January 1, 2002 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.04

Employment Agreement dated as of April 1, 2000 between the Company and Eric P. Luft. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.05

Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.06

Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.07

Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

10.08

The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

10.08.01

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

10.10

First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan. (Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11

1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.1

Stock Option Contract dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.2

Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.3

Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.4

Stock Option Contracts dated as of July 31, 1996 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11.5

Stock Option Contracts dated as of April 24, 1997 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

10.11.6

Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit 10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.7

Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.8

Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.9

Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.10

Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.11

Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.12

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and Marshall Tulin. (Exhibit 2 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.13

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and John Tulin. (Exhibit 3 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.14

Non-Qualified Stock Option Contracts dated as of April 23, 1998, April 22, 1999, and April 20, 2000 between the Company and Raymond Vise. (Exhibit 4 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.15

Stock Option Contract dated as of August 23, 2002 between the Company and John J. Macht. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, File No. 1-05354, is incorporated herein by reference.)+

10.11.16

Stock Option Contract dated as of August 23, 2002 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, File No. 1-05354, is incorporated herein by reference.)+

10.12

Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.13

Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.14

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.15

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.16

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

23.01	Consent of BDO Seidman, LLP.*

23.02	Consent of PricewaterhouseCoopers LLP*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________________________________________
*Filed herewith.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2003	SWANK, INC.
(Registrant)

By: /s/ Jerold R. Kassner

Jerold R. Kassner, Senior Vice President.
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Tulin

John A. Tulin	President and Director (principal executive officer)	April 21, 2003

/s/ Jerold R. Kassner

Jerold R. Kassner	Senior Vice President Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	April 21, 2003

/s/ John J. Macht

John J. Macht	Director	April 21, 2003

/s/ Eric P. Luft

Eric P. Luft	Director	April 21, 2003

/s/ James E. Tulin

James E. Tulin	Director	April 21, 2003

/s/ Marshall Tulin

Marshall Tulin	Director	April 21, 2003

/s/ Raymond Vise

Raymond Vise	Director	April 21, 2003

CERTIFICATIONS
I, John Tulin, certify that:

1.	I have reviewed this annual report on Form 10-K of Swank, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003

/s/ John Tulin

John Tulin, President
and Principal Executive Officer

I, Jerold R. Kassner, certify that:

1.	I have reviewed this annual report on Form 10-K of Swank, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003

/s/ Jerold R. Kassner

Jerold R. Kassner, Senior Vice President
and Principal Financial Officer

Swank, Inc.

Schedule II -- Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at	Additions		Balance
	Beginning	Charged		at End
	of Period	to Expense	Deductions	of Period

For the year ended December 31, 2002

Reserve for Receivables
Allowance for doubtful accounts	$1,050,000	$541,000	(G)	$353,000	(A) (I)	$1,238,000
Allowance for cash discounts	125,000	725,000	(H)	735,000	(B)	115,000
Allowance for customer returns	2,817,000	4,219,000	(F)	4,421,000	(C)	2,615,000
Allowance for cooperative advertising	475,000	843,000	(G)	702,000	(D)	616,000
Allowance for in-store markdowns	2,715,000	5,043,000	(G)	4,968,000	(E)	2,790,000
Total	7,182,000	11,371,000		11,179,000		7,374,000

Reserve for Inventory Obsolescence	$750,000	$ 0	(J)	$ 0	(K)	$750,000

For the year ended December 31, 2001

Reserve for Receivables
Allowance for doubtful accounts	$900,000	$446,000	(G)	$296,000	(A) (I)	$1,050,000
Allowance for cash discounts	170,000	662,000	(H)	707,000	(B)	125,000
Allowance for customer returns	4,159,000	5,509,000	(F)	6,851,000	(C)	2,817,000
Allowance for cooperative advertising	590,000	820,000	(G)	935,000	(D)	475,000
Allowance for in-store markdowns	3,170,000	8,286,000	(G)	8,741,000	(E)	2,715,000
Total	8,989,000	15,723,000		17,530,000		7,182,000

Reserve for Inventory Obsolescence	$1,000,000	$1,469,000	(J)	$1,719,000	(K)	$750,000

For the year ended December 31, 2000

Reserve for Receivables
Allowance for doubtful accounts	$1,300,000	$(60,000)	(G)	$340,000	(A) (I)	$900,000
Allowance for cash discounts	215,000	1,494,000	(H)	1,539,000	(B)	170,000
Allowance for customer returns	5,296,000	9,407,000	(F)	10,544,000	(C)	4,159,000
Allowance for cooperative advertising	444,000	915,000	(G)	769,000	(D)	590,000
Allowance for in-store markdowns	2,921,000	4,946,000	(G)	4,697,000	(E)	3,170,000
Total	10,176,000	15,428,000		16,615,000		8,989,000

Reserve for Inventory Obsolescence	$1,435,000	$1,952,000	(J)	$2,387,000	(K)	$1,000,000

(A)	Bad debts charged off as uncollectable, net of reserves.
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Located in selling and administrative.
(H)	Located in net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Located in cost of sales.
(K)	Inventory charged-off.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2002

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

4.01.9	Eighth Amendment to Revolving Credit and Security Agreement dated as of May 7, 2002 between the Company and PNC Bank, National Association, as lender and Agent.

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

4.04	Loan and Security Agreement dated as of April 17, 2003, between the Company and Congress Financial Corporation (New England), as lender and Agent.*

10.01

Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

10.01.1

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.01.2

Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.01.3

Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.4

Amendment dated as of May 4, 1998 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.5

Amendment dated as of May 30, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.01.6

Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.02

Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.02.1

Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.02.2

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.02.3

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.4

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.5

Amendment dated as of December 27, 2001 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.03

Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.03.1

Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.03.2

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.03.3

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.03.4

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.5

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.6

Amendment dated as of January 1, 2002 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.04

Employment Agreement dated as of April 1, 2000 between the Company and Eric P. Luft. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.05

Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.06

Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.07

Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

10.08

The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

10.08.01

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

10.10

First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan. (Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11

1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.1

Stock Option Contract dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.2

Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.3

Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.4

Stock Option Contracts dated as of July 31, 1996 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11.5

Stock Option Contracts dated as of April 24, 1997 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

10.11.6

Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit 10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.7

Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.8

Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.9

Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.10

Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.11

Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.12

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and Marshall Tulin. (Exhibit 2 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.13

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and John Tulin. (Exhibit 3 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.14

Non-Qualified Stock Option Contracts dated as of April 23, 1998, April 22, 1999, and April 20, 2000 between the Company and Raymond Vise. (Exhibit 4 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.15

Stock Option Contract dated as of August 23, 2002 between the Company and John J. Macht. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, File No. 1-05354, is incorporated herein by reference.)+

10.11.16

Stock Option Contract dated as of August 23, 2002 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, File No. 1-05354, is incorporated herein by reference.)+

10.12

Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.13

Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.14

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.15

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.16

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

23.01	Consent of BDO Seidman, LLP.*

23.02	Consent of PricewaterhouseCoopers LLP*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________________________________________
*Filed herewith.

+Management contract or compensatory plan or arrangement.