Form 10-Q
period 2003-03-31
SWANK INC
filed 2003-05-13
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 1-5354

Swank, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1886990 (IRS Employer Identification Number)

90 Park Avenue New York, NY (Address of principal executive offices)	10016 (Zip code)

(212) 867-2600
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

Yes X	No___

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Act).

Yes	No _X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2003
Common stock, $.10 par value	5,522,490

PART I - FINANCIAL INFORMATION

Item		Page No.

1.	Condensed Consolidated Financial Statements and Related Notes	3 - 8

2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations	9 - 12

3.	Quantitative and Qualitative Disclosures about Market Risk	12

4.	Controls and Procedures	12

5.	Exhibits and Reports on Form 8-K	13

Signatures		14

Certifications		15 - 16

Exhibit Index		17

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	March 31, 2003		December 31, 2002
ASSETS
Current:
Cash and cash equivalents		$195		$ 651
Accounts receivable, less allowances
of $6,207 and $7,374		9,651		10,312
Inventories:
Raw materials	3,591		3,497
Work in process	1,849		1,546
Finished goods	12,193	17,633	11,594	16,637

Income taxes recoverable		1,506		1,506
Prepaid and other current assets		1,546		1,284

Total current assets		30,531		30,390

Property, plant and equipment, net of
accumulated depreciation and amortization		1,921		2,056
Other assets		3,121		3,144

Total assets		$ 35,573		$ 35,590

LIABILITIES
Current:
Notes payable to banks		$ 14,503		$ 11,971
Accounts payable		4,590		2,349
Accrued employee compensation		856		1,198
Other current liabilities		3,502		5,073

Total current liabilities		23,451		20,591

Long-term obligations		9,221		9,464

Total Liabilities		32,672		30,055

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued - 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		1,251		3,885
Accumulated other comprehensive income, net of tax		(117)		(117)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		2,901		5,535

Total liabilities and stockholders' equity		$ 35,573		$ 35,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands except share and per share data)
---------------------------------
	2003	2002

Net sales	$ 18,311	$21,031

Cost of goods sold	13,757	15,949

Gross profit	4,554	5,082

Selling and administrative expenses	6,990	7,710

(Loss) from operations	(2,436)	(2,628)

Interest expense, net	198	256

(Loss) from operations before income taxes	(2,634)	(2,884)

(Benefit) from income taxes	-	(1,215)

Net (Loss)	$ (2,634)	$ (1,669)

Share and per share information:
Basic and fully-diluted net (loss) per share	$ (.48)	$ (.30)
Basic and fully-diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)
--------------
	2003	2002
Cash flows from operating activities:

Net (loss)	$ (2,634)	$(1,669)
Adjustments to reconcile net (loss)
to net cash (used in) operations:
Depreciation and amortization	152	198
(Gain) on disposal of assets	-	(18)
Amortization of deferred (gain)	(117)	(117)
Bad debt (recoveries) expense	(21)	65

Changes in assets and liabilities
Decrease (Increase) in accounts receivable	682	(2,807)
(Increase) Decrease in inventory	(996)	851
(Increase) in recoverable income taxes	-	(1,215)
(Increase) in prepaid and other current assets	(276)	(298)
Decrease (Increase) in other non-current assets	42	(183)
Increase (Decrease) in accounts payable and other accrued liabilities	329	(1,704)
(Decrease) in long-term obligations	(126)	(1,410)
Net cash (used in) operations	(2,965)	(8,307)

Cash flows from investing activities:
Capital expenditures	(4)	(16)
Premiums on life insurance	(19)	(16)
Net proceeds from sales of equipment	-	17
Proceeds from sale of common stock held for investment	-	317
Proceeds from surrender of life insurance	-	876
Net cash (used in) provided by investing activities	(23)	1,178

Cash flows from financing activities:
Borrowing under revolving credit agreements	9,040	13,579
Payments of revolving credit obligations	(6,508)	(6,652)
Principal payments on long-term debt	-	(6)
Net cash provided by financing activities	2,532	6,921

Net (decrease) in cash and cash equivalents	(456)	(208)

Cash and cash equivalents at beginning of period	651	974

Cash and cash equivalents at end of period	$ 195	$766

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2003 and 2002. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2002 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2000, 2001 and 2002, and the three months ended March 31, 2003. The Company has funded these losses with the cash proceeds and savings from the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively; entering into a sale-leaseback transaction in 2001 with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division during 2001; instituting a number of process improvements designed to eliminate waste and improve operating efficiencies; tax refunds, and from bank financing (see Note 5 below). These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company anticipates receiving an additional federal income tax refund of $283,000 during 2003.

During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified certain cooperative advertising costs against net revenue and in-store fixturing and display expenditures to cost of goods sold. Both items had previously been classified as promotional expenditures within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the quarter ended March 31, 2003 by $175,000; increased cost of sales by $49,000; and reduced selling and administrative expense by $224,000. For the quarter ended March 31, 2002, the adoption of EITF 01-9 reduced net sales by $115,000; increased cost of sales by $74,000; and reduced selling and administrative expense by $189,000.

(2)	The following table sets forth the computation of the net (loss) per share for the quarters ended March 31, 2003 and March 31, 2002 (in thousands, except for share and per share data):
	Quarter
	Ended March 31,
	2003	2002
Numerator:
Net (loss)	$ (2,634)	$(1,669)

Denominators:
Shares used in computing net (loss) per common share	5,522,490	5,522,490
Effect of dilutive options	-	-
Shares used in computing net (loss) per common share assuming dilution	5,522,490	5,522,490

Basic and fully-diluted (loss) per common share	$ (.48)	$ (.30)

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

(3)

Segment Information. The Company currently has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods. Prior to July 2001, the Company was also engaged in the manufacture, sale and distribution of women's costume jewelry.

(4)

Bank Financing. On April 17, 2003, the Company signed a new three year $30,000,000 Loan and Security Agreement (the "2003 Loan Agreement") with Congress Financial Corporation (New England). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

(5)

New accounting pronouncements. In April 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, " (SFAS No. 145), which updates, clarifies, and simplifies certain existing accounting pronouncements covering a variety of issues. Certain of the provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 or for transactions occurring after May 15, 2002. Other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002, with earlier application encouraged. The Company believes that the adoption of SFAS No. 145 will have no material effect on the financial statements.

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

On December 31, 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation in the event companies adopt FAS 123 and account for stock options under the fair value method. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). As of December 31, 2002, we have adopted the disclosure requirements of FAS 148 as disclosed in the Notes to our Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K. Additionally, we have adopted the disclosure provisions as of March 31, 2003, with reporting for March 31, 2002. There is no impact of FAS 148 as of each of those reporting dates since there were no unvested stock options or grants in either period.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN 45 did not have an effect on our financial position and future results of operations.

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

      During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified certain cooperative advertising costs against net revenue and in-store fixturing and display expenditures to cost of goods sold. Both items had previously been classified as promotional expenditures within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the quarter ended March 31, 2003 by $175,000; increased cost of sales by $49,000; and reduced selling and administrative expense by $224,000. For the quarter ended March 31, 2002, the adoption of EITF 01-9 reduced net sales by $115,000; increased cost of sales by $74,000; and reduced selling and administrative expense by $189,000.

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2000, 2001 and 2002, and the three months ended March 31, 2003. The Company has funded these losses with the cash proceeds and savings from the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively; entering into a sale-leaseback transaction in 2001 with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division during 2001; instituting a number of process improvements designed to eliminate waste and improve operating efficiencies; tax refunds, and from bank financing (see Note 5). These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

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

Net Sales

      Net sales for the quarter ended March 31, 2003 decreased $2,720,000 or 12.9% compared to the quarter ended March 31, 2002. The decrease was primarily due to lower shipments of personal leather goods and belts to the Company's department and specialty store customers offset in part by increased shipments to certain special markets accounts. The decrease in net sales to the department store class of trade during the quarter was mainly due to relatively heavy shipments made during last year's first quarter in connection with rollouts of new merchandise and packaging concepts associated with the Company's Geoffrey Beene and Tommy Hilfiger branded collections as well as certain private label programs. Shipments for the quarter were also adversely affected by a generally soft economic environment fueled largely by concerns over the military conflict in Iraq and volatile capital markets. In addition, the relatively disappointing holiday season left many retailers with higher than anticipated inventories at the start of the spring

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations  (continued)

selling season, dampening the demand for orders of fresh merchandise. These factors impacted the department store retail segment more severely than other retailers. The increase in sales to special markets customers was mainly due to increased shipments of personal leather goods to certain labels for less accounts.

Gross Profit

      Gross profit for the quarter ended March 31, 2003 was $4,554,000 reflecting a decrease of $528,000 or 10.4%, compared to the prior year. Gross profit expressed as a percentage of net sales increased to 24.9% compared to 24.2% for the same period in 2002. The decrease in gross profit for the quarter was primarily due to lower net sales of the Company's belts and personal leather goods merchandise.

      The increase in gross profit expressed as a percentage of net sales for the quarter ended March 31, 2003 was due to lower product costs on sales to special markets customers resulting from changes in the Company's global sourcing strategy and a more favorable mix that favored sales of higher margin product. The improvement was also due to reductions in both royalty expense and unfavorable production variances at the Company's Norwalk, CT belt manufacturing facility partially offset by increases in inventory control costs associated with sales of excess and discontinued inventory. Since last fall, the Company has attempted to reduce its manufacturing overhead consistent with anticipated production requirements in 2003. The Company generally has been reducing the quantity of belts manufactured domestically in favor of a broader sourcing strategy that resulted in increased purchases from third-party suppliers. Royalty expense fell due to decreases in certain minimum royalty obligations in 2003 and the expiration of a license. Inventory control costs were higher during the quarter, reflecting an increase in the volume of out of line merchandise shipped to labels for less customers compared to the prior year.

Selling and Administrative Expenses

      Selling and administrative expenses decreased $720,000 or 9.3% for the quarter ended March 31, 2003, compared to the same period in 2002.

      Selling expenses decreased $580,000 or 11.0% for the quarter compared to the prior year. Selling expenses expressed as a percentage of net sales were 25.7% for the quarter ended March 31, 2003, compared to 25.2% for the quarter ended March 31, 2002. The decrease in selling expenses for the quarter ended March 31, 2003, was mainly due to reductions in variable selling and distribution costs and decreased advertising accruals associated with the Company's licensing arrangements. These agreements generally require the Company to provide various forms of advertising and promotional support to its licensors determined as a percentage of annual net sales of licensed merchandise. The increase in selling expenses expressed as a percentage of net sales was primarily due to the decrease in net sales.

      Administrative expenses decreased $140,000 or 5.8% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Administrative expenses expressed as a percentage of net sales were 12.5% and 11.5% for the quarters ended March 31, 2003 and 2002, respectively. The decrease in administrative expenses during the quarter is mainly due to reductions in compensation-related expenses offset in part by increased insurance costs.

Interest Expense

      Net interest expense decreased by $58,000 or 22.7% for the quarter ended March 31, 2003 compared to the same period last year. The decrease for the quarter was due to lower borrowings and a reduction in the Company's average borrowing costs compared to the first quarter of 2002.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

Benefit for Income Taxes

      In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company anticipates receiving an additional federal income tax refund of $283,000 during 2003. At December 31, 2002 and March 31, 2003, the Company recorded a valuation allowance equal to its net deferred tax assets of $9,565,000. The amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

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

      On April 17, 2003, the Company signed the new three year 2003 Loan Agreement. The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

      The Company's working capital decreased by $2,719,000 during the quarter ended March 31, 2003 compared to a decrease of $1,371,000 for the quarter ended March 31, 2002. The decrease in the first quarter of 2003 was principally due to increases in bank borrowings and accounts payable, offset in part by decreases in all other current liabilities.

      Cash used in operations decreased to $2,965,000 from $8,307,000 for the quarters ended March 31, 2003 and 2002, respectively. Cash from operations during the quarter ended March 31, 2003 was provided by depreciation and amortization, decreases in accounts receivable and increases in accounts payable and other accruals. Cash used reflects the net loss for the quarter and increases in inventory and prepaid items and a decrease in long-term obligations. Cash provided by operations for the quarter ended March 31, 2002 reflects depreciation and amortization and decreases in inventory, offset by the net loss, increases in accounts receivable and recoverable income taxes, and decreases in accounts payable, accruals, and other long term obligations.

      Cash used in investing activities during the quarter ended March 31, 2003 reflects capital expenditures and premiums on life insurance contracts owned by the Company. Cash provided by investing activities for the quarter ended March 31, 2002 was derived mainly from the sale of a common stock investment and the surrender of certain life insurance policies, the proceeds of which were used to fund withdrawals from the Company's deferred compensation plan.

      Cash provided by financing activities fell to $2,532,000 from $6,921,000 for the quarters ended March 31, 2003 and 2002, respectively. Cash was provided in both years by net borrowings under the Company's revolving credit arrangements.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit (approximately $1,442,000 at March 31, 2003). The Company is required to pay a fee quarterly equal to 2.25% per annum on outstanding letters of credit.

      The following chart summarizes the Company's contractual obligations as of December 31, 2002 (in thousands):
	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Operating leases	$19,219	$3,162	$3,011	$3,021	$10,025
Minimum payments required under Royalty agreements	$9,120	$5,751	$2,869	$500	-

      There have been no material changes outside the ordinary course of the Company's business in the contractual obligations described above during the quarter ended March 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ended March 31, 2003, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner

Jerold R. Kassner,
Senior Vice President, Chief Financial Officer and Treasurer

Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Jerold R. Kassner
________________________________
Jerold R. Kassner, Senior Vice President
and Principal Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.