Form 10-Q
period 2003-06-30
SWANK INC
filed 2003-08-12
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2003
Common stock, $.10 par value	5,522,490

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	June 30, 2003		December 31, 2002
ASSETS
Current:
Cash and cash equivalents		$ 699		$ 651
Accounts receivable, less allowances
of $5,518 and $7,374		10,299		10,312
Inventories:
Raw materials	3,658		3,497
Work in process	1,399		1,546
Finished goods	11,172	16,229	11,594	16,637

Income taxes recoverable		283		1,506
Prepaid and other current assets		1,578		1,284

Total current assets		29,088		30,390

Property, plant and equipment, net of
accumulated depreciation and amortization		1,798		2,056
Other assets		3,731		3,144

Total assets		$ 34,617		$ 35,590

LIABILITIES
Current:
Notes payable to banks		$ 16,095		$ 11,971
Accounts payable		3,043		2,349
Accrued employee compensation		881		1,198
Other current liabilities		3,148		5,073

Total current liabilities		23,167		20,591

Long-term obligations		9,093		9,464

Total Liabilities		32,260		30,055

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued - 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		707		3,885
Accumulated other comprehensive income, net of tax		(117)		(117)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		2,357		5,535

Total liabilities and stockholders' equity		$ 34,617		$ 35,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands except share and per share data)
---------------------------------
	2003	2002

Net sales	$ 22,385	$ 22,763

Cost of goods sold	15,784	15,717

Gross profit	6,601	7,046

Selling and administrative expenses	6,855	7,703

(Loss) from operations	(254)	(657)

Interest expense, net	290	288

(Loss) from operations before income taxes	(544)	(945)

Income taxes	-	-

Net (Loss) from Continuing Operations	(544)	(945)

Discontinued Operations:
Income on disposal of discontinued operations, net of income taxes of $0	-	300

Net (Loss)	$ (544)	$ (645)

Share and per share information:
Basic and fully-diluted net income (loss) per common share:
Continuing Operations	$ (.10)	$ (.17)
Discontinued Operations	-	.05
Net (Loss) per common share	$ (.10)	$ (.12)
Basic and fully-diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands except share and per share data)
---------------------------------
	2003	2002

Net sales	$ 40,696	$ 43,794

Cost of goods sold	29,541	31,666

Gross profit	11,155	12,128

Selling and administrative expenses	13,845	15,413

(Loss) from operations	(2,690)	(3,285)

Interest expense, net	488	544

(Loss) from operations before income taxes	(3,178)	(3,829)

(Benefit) from income taxes	-	(1,215)

Net (Loss) from Continuing Operations	(3,178)	(2,614)

Discontinued Operations:
Income on disposal of discontinued operations, net of income taxes of $0	-	300

Net (Loss)	$ (3,178)	$ (2,314)

Share and per share information:
Basic and fully-diluted net income (loss) per common share:
Continuing Operations	$ (.58)	$ (.47)
Discontinued Operations	-	.05
Net (Loss) per common share	$ (.58)	$ (.42)
Basic and fully-diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)
--------------
	2003	2002
Cash flows from operating activities:

Net (loss)	$ (3,178)	$ (2,314)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	341	391
(Gain) on disposal of assets	-	(18)
Amortization of deferred (gain)	(234)	(234)
Bad debt expense	18	169

Changes in assets and liabilities
(Increase) in accounts receivable	(5)	(1,857)
Decrease in inventory	408	1,175
Decrease in recoverable income taxes	1,365	1,809
(Increase) in prepaid and other current assets	(503)	(451)
(Increase) in other non-current assets	(543)	(15)
(Decrease) in accounts payable and other accrued liabilities	(1,545)	(4,415)
(Decrease) in long-term obligations	(138)	(2,193)
Net cash (used in) operations	(4,014)	(7,953)

Cash flows from investing activities:
Capital expenditures	(16)	(87)
Premiums on life insurance	(46)	(43)
Proceeds from sale of common stock held for investment	-	335
Proceeds from surrender of life insurance	-	2,047
Net cash (used in) provided by investing activities	(62)	2,252

Cash flows from financing activities:
Borrowing under revolving credit agreements	31,541	22,109
Payments of revolving credit obligations	(27,417)	(17,262)
Principal payments on long-term debt	-	(8)
Net cash provided by financing activities	4,124	4,839

Net increase (decrease) in cash and cash equivalents	48	(862)

Cash and cash equivalents at beginning of period	651	889

Cash and cash equivalents at end of period	$ 699	$ 27

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2003 and 2002. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2002 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2000, 2001 and 2002, and the six months ended June 30, 2003. The Company has funded these losses with the cash proceeds and savings from the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively; entering into a sale-leaseback transaction in 2001 with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division during 2001; instituting a number of process improvements designed to eliminate waste and improve operating efficiencies; tax refunds, and from bank financing (see Note 4 below). These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company anticipates receiving an additional federal income tax refund of $283,000 during 2003.

During 2002, the Company adopted Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs to net revenue and in-store fixturing and display expenditures to cost of goods sold. Both items had previously been classified within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the quarter and six months ended June 30, 2003 by $181,000 and $356,000 respectively; increased cost of sales by $43,000 and $92,000 respectively; and reduced selling and administrative expense by $224,000 and $448,000 respectively. For the quarter and six months ended June 30, 2002, the adoption of EITF 01-9 reduced net sales by $131,000 and $246,000 respectively; increased cost of sales by $44,000 and $118,000 respectively; and reduced selling and administrative expense by $175,000 and $364,000 respectively.

(2)	The following table sets forth the computation of the net (loss) per share for the periods ended June 30, 2003 and June 30, 2002 (in thousands, except for share and per share data):

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)
	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Numerator:
(Loss) from Continuing Operations	$ (544)	$ (945)	$ (3,178)	$ (2,614)
Income from Discontinued Operations	-	300	-	300
Net (loss)	$ (544)	$ (645)	$ (3,178)	$ (2,314)

Denominators:
Shares used in computing net income (loss) per common share	5,522,490	5,522,490	5,522,490	5,522,490
Effect of dilutive options	-	-	-	-
Shares used in computing net income (loss) per common share assuming dilution	5,522,490	5,522,490	5,522,490	5,522,490

Basic and fully-diluted income (loss) per common share:
(Loss) from Continuing Operations	$ (.10)	$ (.17)	$ (.58)	$ (.47)
Income from Discontinued Operations	-	.05	-	.05
Net (loss)	$ (.10)	$(.12)	$ (.58)	$(.42)

(3)

Segment Information. The Company currently has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods. Prior to July 2001, the Company was also engaged in the manufacture, sale and distribution of women's costume jewelry.

(4)

Bank Financing. On April 17, 2003, the Company signed a new three year $30,000,000 Loan and Security Agreement (the "2003 Loan Agreement") with Congress Financial Corporation (New England). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding. The Company was in compliance with the EBITDA covenant contained in the 2003 Loan Agreement as of June 30, 2003.

(5)

New accounting pronouncements. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. For example, if an employer's issuance of its shares to a key employee requires the employer to redeem the shares upon the employee's death, then those shares must be classified as a liability, not as equity. For publicly-held companies, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company does not believe the adoption of SFAS 150 will have a material effect on the Company's operations, financial position or cash flows.

In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for the Company beginning July 1, 2003. The Company does not believe the adoption of EITF Issue 00-21 will have a material effect on the Company's operations, financial position or cash flows.

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

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2000, 2001 and 2002, and the six months ended June 30, 2003. The Company has funded these losses with the cash proceeds and savings from the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively; entering into a sale-leaseback transaction in 2001 with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division during 2001; instituting a number of process improvements designed to eliminate waste and improve operating efficiencies; tax refunds, and from bank financing (see Note 4). These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

      During 2002, the Company adopted Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs to net revenue and in-store fixturing and display expenditures to cost of goods sold. Both items had previously been classified within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the quarter and six months ended June 30, 2003 by $181,000 and $356,000 respectively; increased cost of sales by $43,000 and $92,000 respectively; and reduced selling and administrative expense by $224,000 and $448,000 respectively. For the quarter and six months ended June 30, 2002, the adoption of EITF 01-9 reduced net sales by $131,000 and $246,000 respectively; increased cost of sales by $44,000 and $118,000 respectively; and reduced selling and administrative expense by $175,000 and $364,000 respectively.

Results of Operations

      As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (approximately January - June) and Fall (approximately July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results of the quarter and six month periods are not necessarily indicative of the results to be expected for the full year.

Net Sales

      Net sales for the quarter and six months ended June 30, 2003 decreased $378,000 and $3,098,000 or 1.7% and 7.1% respectively, compared to the quarter and six months ended June 30, 2002. The decrease during the quarter was primarily due to lower shipments of belts and personal leather goods to the Company's department and specialty store customers, offset in part by an adjustment to record the difference between customer returns actually received during the Company's spring selling season and the allowance for returns established at the end of the preceding fiscal year. The decrease in net sales to the department store class of trade during both the quarter and six months ending June 30, 2003 was mainly due to shipments made during the first six months of last year in connection with rollouts of new merchandise and packaging concepts associated with the Company's Geoffrey Beene and Tommy Hilfiger branded

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

collections as well as certain private label programs. Shipments for both the quarter and six months were also adversely affected by a generally soft economic environment fueled largely by concerns over military conflict in Iraq and rising domestic unemployment rates. The decrease in shipments during the first half of 2003 was partially offset by a 29% reduction in customer returns and certain other promotional chargebacks compared to the prior year. The decrease in sales dilution was due mainly to fewer promotional events during the first half of 2003 and unusually heavy chargeback activity during the first half of 2002 in connection with returns and markdowns associated with shipments of new merchandise collections.

      Included in net sales for the six months ended June 30, 2003, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased net sales by $2,069,000 and $505,000 for both the quarter and six month periods ending June 30, 2003 and June 30, 2002, respectively. The Company's actual return experience during the spring season of 2003 was better than anticipated at December 31, 2002 principally due to lower than expected returns for men's jewelry and belts. The Company established its reserve for returns as of December 31, 2002 based on its estimate of merchandise to be received during the spring 2003 season which was generally shipped to retailers for the 2002 fall and holiday selling seasons.

Gross Profit

      Gross profit for the quarter and six months ended June 30, 2003 decreased $445,000 and $973,000 or 6.3% and 8.0% respectively, compared to the quarter and six months ended June 30, 2002. For the quarter and six month periods ended June 30, 2003, gross profit expressed as a percentage of net sales decreased to 29.5% from 31.0% and to 27.4% from 27.7% respectively, both as compared to the corresponding prior year periods.

      The decrease in gross profit expressed as a percentage of net sales for the quarter and six months ended June 30, 2003 was primarily due to increases in inventory control costs associated with sales of certain merchandise assortments to the Company's special markets and labels-for-less customers, offset in part by decreases in unfavorable overhead and other manufacturing variances at its Norwalk, CT belt manufacturing facility compared to the prior year. Since last fall, the Company has attempted to reduce its manufacturing overhead costs consistent with its anticipated production requirements in 2003. The Company generally has been reducing the quantity of belts manufactured domestically in favor of a broader sourcing strategy that has resulted in an increase in purchases from third-party vendors.

      The Company's average initial margins decreased by approximately 50 basis points during the quarter ended June 30, 2003 but were unchanged for the six month period. The decrease during the quarter was principally due to a change in sales mix that favored shipments of somewhat lower margin merchandise compared to the prior year. Because wholesale shipments to the Company's core department store customers are typically at a seasonal low-point during the second quarter, a relatively small change in sales mix can have a disproportionate affect on gross margin expressed as a percentage of net sales. Royalty expense decreased as a percentage of net sales for both the quarter and six months ended June 30, 2003 due to decreases in certain minimum royalty obligations in 2003 and the expiration of a license.

      Included in gross profit for the quarter and six months ended June 30, 2003, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $913,000 and $357,000 for the quarter and six month periods ended June 30, 2003 and June 30, 2002, respectively.

Selling and Administrative Expenses

      Selling and administrative expenses decreased $848,000 and $1,568,000 or 11.0% and 10.2% for the quarter and six months ended June 30, 2003, respectively compared to the same periods in 2002. Selling and administrative

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

expenses expressed as percentage of net sales were 30.6% and 33.8% for the quarter ended June 30, 2003 and 2002, respectively, and 34.0% and 35.2% for the six months ended June 30, 2003 and 2002, respectively.

      Selling expenses decreased $291,000 and $870,000 or 5.5% and 8.2% for the quarter and six months ended June 30, 2003 respectively, compared to the same periods in the prior year. Selling expenses expressed as a percentage of net sales were 22.4% and 23.9% for the quarter and six months ended June 30, 2003, compared to 23.3% and 24.2% for the quarter and six months ended June 30, 2002. The decrease in selling expenses both in dollars and as expressed as a percentage of net sales for the quarter and six months ended June 30, 2003, was mainly due to reductions in compensation and related expenses and decreases in variable selling and distribution costs, including commissions and shipping expense.

      The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising and other promotional costs, are included in selling and administrative expenses as incurred. Advertising expenditures for the quarter and six months ended June 30, 2003 totaled $530,000 and $977,000 respectively, compared to $472,000 and $931,000 for the corresponding periods last year.

      Administrative expenses decreased $557,000 and $698,000 or 23.2% and 14.5% for the quarter and six months ended June 30, 2003 compared to the quarter ended June 30, 2002. Administrative expenses expressed as a percentage of net sales were 8.2% and 10.1% compared to 10.5% and 11.0% for the quarters and six months ended June 30, 2003 and 2002, respectively. The decrease in administrative expenses during the quarter and six month period is due mainly to reductions in management compensation, certain fringe benefits, bad debt and professional fees expenses.

Interest Expense

      Net interest expense increased by $2,000 or 0.7% for the quarter ended June 30, 2003, and decreased $56,000 or 10.3% for the six months ended June 30, 2003 compared to the same periods last year. The decrease for the six months ended June 30, 2003 was due to lower average borrowings outstanding and a reduction in the Company's average borrowing costs during the period compared to the corresponding period last year.

Benefit for Income Taxes

      In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company anticipates receiving an additional federal income tax refund of $283,000 during 2003. At December 31, 2002 and June 30, 2003, the Company has recorded a valuation allowance equal to its net deferred tax asset of $9,565,000. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

Discontinued Operations

      The following table summarizes the income from discontinued operations, net of tax, for the quarter and six months ended June 30, 2003 and 2002 (in thousands):

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)
	Quarter ended June 30		Six Months ended June 30
	2003	2002	2003	2002

Income on disposition of women's costume jewelry business	$ -	$ 300	$ -	$ 300

Income tax for discontinued operations	-	-	-	-
	$ -	$ 300	$ -	$ 300

      The Company recorded a net loss in 2001 on the disposition of its women's jewelry division of $5,957,000. The loss on disposition consists of the difference between the net book value of the assets sold and the cash proceeds received from the purchaser; a provision for additional reserves on the remaining women's jewelry assets not sold to the purchaser; accruals for remaining payments on license and lease agreements not assigned or transferred to the purchaser; and other fees and expenses directly attributable to the disposition including legal and broker's expenses.

      During the second quarter of 2002, the Company resolved certain purchase price and transition-related issues that arose through April 30, 2002 in connection with the sale of its women's jewelry division in fiscal 2001. As a result of this agreement, the Company during the second quarter recorded as an adjustment to the loss on disposal a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims.

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

      On April 17, 2003, the Company signed the new three year 2003 Loan Agreement. The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding. The Company was in compliance with the EBITDA covenant contained in the 2003 Loan Agreement as of June 30, 2003

      The Company's working capital decreased by $3,878,000 during the six months ended June 30, 2003 compared to a decrease of $2,097,000 for the six months ended June 30, 2002. The decrease in the first six months of 2003 was principally due to decreases in inventory and income taxes recoverable, and increases in bank borrowings, offset in part by decreases in all other current liabilities. The decrease in 2002 was principally due to reductions in inventory and other prepaid assets and an increase in bank borrowings, offset in part by an increase in net accounts receivable and decreases in accounts payable and other current liabilities.

      Cash used in operations during the six months ended June 30, 2003 was $4,014,000 compared to $7,953,000 for the six months ended June 30, 2002. Cash used by operations reflects the net loss for the six month period and decreases in accounts payable and other liabilities and increases in prepaid and other non-current assets. Cash was

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

provided by depreciation and net amortization, and decreases in inventory and income taxes recoverable. Cash used by operations during the six months ended June 30, 2002 reflects the net loss for the period, increases in accounts receivable, and decreases in accounts payable, accruals, and other liabilities. Cash was provided by depreciation and amortization and decreases in inventory and recoverable income taxes.

      Cash used in investing activities during the six months ended June 30, 2003 of $62,000, reflects capital expenditures and premiums on life insurance contracts owned by the Company. Cash provided by investing activities for the six months ended June 30, 2002 of $2,252,000, was derived mainly from the sale of a common stock investment and the surrender of certain life insurance policies, the proceeds of which were used to fund withdrawals from the Company's deferred compensation plan, offset in part by capital expenditures and premiums on life insurance contracts.

      Cash provided by financing activities totaled $4,124,000 and $4,839,000 for the six months ended June 30, 2003 and 2002, respectively. Cash was provided in both periods by net borrowings under the Company's revolving credit arrangements.

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit (approximately $1,217,000 at June 30, 2003). The Company is required to pay a fee quarterly equal to 2.25% per annum on outstanding letters of credit.

      The following chart summarizes the Company's contractual obligations as of December 31, 2002 (in thousands):
	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Operating leases	$19,219	$3,162	$3,011	$3,021	$10,025
Minimum payments required under Royalty agreements	$9,120	$5,751	$2,869	$500	-

      There have been no material changes outside the ordinary course of the Company's business in the contractual obligations described above during the quarter or six months ended June 30, 2003.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ended June 30, 2003, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description

	31.1	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

	31.2	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 13, 2003 with respect to an event required to be reported under Item 12 - "Results of Operations and Financial Condition," but which, pursuant to Securities and Exchange Commission Release No. 33-8216, was reported under Item 9 - "Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner

Jerold R. Kassner,
Senior Vice President, Chief Financial Officer and Treasurer

Date: August 12, 2003

EXHIBIT INDEX
Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.2	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.