Form 10-Q
period 2003-09-30
SWANK INC
filed 2003-11-14
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2003
Common stock, $.10 par value	5,522,490

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	September 30, 2003		December 31, 2002
ASSETS
Current:
Cash and cash equivalents		$ 757		$ 651
Accounts receivable, less allowances
of $5,543 and $7,374		16,354		10,312
Inventories:
Raw materials	2,581		3,497
Work in process	1,311		1,546
Finished goods	16,811	20,703	11,594	16,637

Income taxes recoverable		283		1,506
Prepaid and other current assets		1,222		1,284

Total current assets		39,319		30,390

Property, plant and equipment, net of
accumulated depreciation and amortization		1,666		2,056
Other assets		3,683		3,144

Total assets		$ 44,668		$ 35,590

LIABILITIES
Current:
Notes payable to banks		$ 22,717		$ 11,971
Accounts payable		6,595		2,349
Accrued employee compensation		1,389		1,198
Other current liabilities		3,436		5,073

Total current liabilities		34,137		20,591

Long-term obligations		8,741		9,464

Total Liabilities		42,878		30,055

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued - 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		140		3,885
Accumulated other comprehensive income, net of tax		(117)		(117)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		1,790		5,535

Total liabilities and stockholders' equity		$ 44,668		$ 35,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands except share and per share data)
---------------------------------
	2003	2002

Net sales	$ 24,785	$ 27,004

Cost of goods sold	18,222	19,146

Gross profit	6,563	7,858

Selling and administrative expenses	6,847	7,443

Income (Loss) from operations	(284)	415

Interest expense, net	283	288

Income (Loss) from operations before income taxes	(567)	127

Income taxes	-	-

Net Income (Loss) from Continuing Operations	(567)	127

Discontinued Operations	-	-
Income on disposal of discontinued operations, net of income taxes of $0	-	-

Net Income (Loss)	$ (567)	$ 127

Share and per share information:
Basic and fully-diluted net income (loss) per common share:
Continuing Operations	$ (.10)	$ .02
Discontinued Operations	-	-
Net Income (Loss) per common share	$ (.10)	$ .02
Basic and fully-diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands except share and per share data)
---------------------------------
	2003	2002

Net sales	$ 65,481	$ 70,798

Cost of goods sold	47,763	50,812

Gross profit	17,718	19,986

Selling and administrative expenses	20,692	22,856

(Loss) from operations	(2,974)	(2,870)

Interest expense, net	771	832

(Loss) from operations before income taxes	(3,745)	(3,702)

(Benefit) from income taxes	-	(1,215)

Net (Loss) from Continuing Operations	(3,745)	(2,487)

Discontinued Operations	-	-
Income on disposal of discontinued operations, net of income taxes of $0	-	300

Net (Loss)	$ (3,745)	$ (2,187)

Share and per share information:
Basic and fully-diluted net income (loss) per common share:
Continuing Operations	$ (.68)	$ (.45)
Discontinued Operations	-	.05
Net (Loss) per common share	$ (.68)	$ (.40)
Basic and fully-diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)
--------------
	2003	2002
Cash flows from operating activities:

Net (loss)	$ (3,745)	$ (2,187)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	528	577
(Gain) on disposal of assets	-	(18)
Amortization of deferred (gain)	(350)	(350)
Bad debt expense	36	232

Changes in assets and liabilities
(Increase) in accounts receivable	(6,078)	(7,775)
(Increase) Decrease in inventory	(4,066)	481
Decrease in recoverable income taxes	1,365	3,024
(Increase) in prepaid and other current assets	(202)	(394)
(Increase) Decrease in other non-current assets	(427)	143
Increase (Decrease) in accounts payable and other accrued liabilities	2,800	(3,422)
(Decrease) in long-term obligations	(372)	(2,104)
Net cash (used in) operations	(10,511)	(11,793)

Cash flows from investing activities:
Capital expenditures	(16)	(177)
Premiums on life insurance	(112)	(129)
Net proceeds from sales of equipment	-	18
Proceeds from sale of common stock held for investment	-	317
Proceeds from surrender of life insurance	-	2,935
Net cash (used in) provided by investing activities	(128)	2,964

Cash flows from financing activities:
Borrowing under revolving credit agreements	44,390	32,683
Payments of revolving credit obligations	(33,645)	(24,298)
Principal payments on long-term debt	-	(12)
Net cash provided by financing activities	10,745	8,373

Net increase (decrease) in cash and cash equivalents	106	(456)

Cash and cash equivalents at beginning of period	651	889

Cash and cash equivalents at end of period	$ 757	$ 433

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2003 and 2002. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2002 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2000, 2001 and 2002, and the nine months ended September 30, 2003. The Company has funded these losses with the cash proceeds and savings from the closing of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively; entering into a sale-leaseback transaction in 2001 with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division during 2001; instituting a number of process improvements designed to eliminate waste and improve operating efficiencies; tax refunds, and from bank financing (see Note 4 below). These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. At September 30, 2003, the Company was not in compliance with the EBITDA covenant contained in the Company's Loan and Security Agreement between it and Congress Financial Corporation (New England). See Footnote 4 below. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company received an additional federal income tax refund of $283,000 during the fourth quarter of 2003.

During 2002, the Company adopted Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs to net revenue and in-store fixturing and display expenditures to cost of goods sold. Both items had previously been classified within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the quarter and nine months ended September 30, 2003 by $268,000 and $625,000 respectively; increased cost of sales by $70,000 and $158,000 respectively; and reduced selling and administrative expense by $338,000 and $783,000 respectively. For the quarter and nine months ended September 30, 2002, the adoption of EITF 01-9 reduced net sales by $174,000 and $422,000 respectively; increased cost of sales by $234,000 and $350,000 respectively; and reduced selling and administrative expense by $408,000 and $772,000 respectively

(2)	The following table sets forth the computation of the net (loss) per share for the periods ended September 30, 2003 and September 30, 2002 (in thousands, except for share and per share data):

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)
	Quarter		Nine months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Numerator:
Income (loss) from Continuing Operations	$ (567)	$ 127	$ (3,745)	$ (2,487)
Income from Discontinued Operations	-	-	-	300
Net income (loss)	$ (567)	$ 127	$ (3,745)	$ (2,187)

Denominators:
Shares used in computing net income (loss) per common share	5,522,490	5,522,490	5,522,490	5,522,490
Effect of dilutive options	-	-	-	-
Shares used in computing net income (loss) per common share assuming dilution	5,522,490	5,522,490	5,522,490	5,522,490

Basic and fully-diluted income (loss) per common share:
Income (loss) from Continuing Operations	$ (.10)	$ .02	$ (.68)	$ (.45)
Income from Discontinued Operations	-	-	-	.05
Net income (loss)	$ (.10)	$.02	$ (.68)	$ (.40)

(3)

Segment Information. The Company currently has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods. Prior to July 2001, the Company was also engaged in the manufacture, sale and distribution of women's costume jewelry.

(4)

Bank Financing. On April 17, 2003, the Company signed a new three year $30,000,000 Loan and Security Agreement (the "2003 Loan Agreement") with Congress Financial Corporation (New England) ("Congress"). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding. As of September 30, 2003, the Company was not in compliance with the EBITDA covenant contained in the 2003 Loan Agreement. As a consequence of such non-compliance, beginning October 27, 2003 and on the first business day of each successive week thereafter, the Company's advance rate on eligible finished goods inventory under the 2003 Loan Agreement will be reduced by an amount equal to the greater of (a) 1.5 percentage points or (b) that number of percentage points that results in a reduction in loans otherwise available with respect to eligible finished goods inventory in an aggregate amount equal to $250,000. In addition, beginning in November, eligible raw materials inventory will be excluded from the Company's borrowing base and no loans will be available against such inventory. As a result of the Company's non-compliance, future extensions of credit are at the discretion of Congress. The interest rate on outstanding borrowings has been increased by 2% effective October 22, 2003.

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

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

In January 2003, the Emerging Issues Task Force issued Issue No. 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position or results of operations.

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

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2000, 2001 and 2002, and the nine months ended September 30, 2003. The Company has funded these losses with the cash proceeds and savings from the closure of its Attleboro, Massachusetts and Cartago, Costa Rica jewelry manufacturing facilities in 2000 and 2001, respectively; entering into a sale-leaseback transaction in 2001 with respect to its South Norwalk, Connecticut manufacturing facility; selling certain assets and contemporaneously discontinuing the remaining operations associated with its women's costume jewelry division during 2001; instituting a number of process improvements designed to eliminate waste and improve operating efficiencies; tax refunds, and from bank financing. At September 30, 2003, the Company was not in compliance with the EBITDA covenant contained in the Company's Loan and Security Agreement between it and Congress Financial Corporation (New England). See Footnote 4 above and Liquidity and Capital resources discussion below. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

      During 2002, the Company adopted Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs to net revenue and in-store fixturing and display expenditures to cost of goods sold. Both items had previously been classified within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the quarter and nine months ended September 30, 2003 by $268,000 and $625,000 respectively; increased cost of sales by $70,000 and $158,000 respectively; and reduced selling and administrative expense by $338,000 and $783,000 respectively. For the quarter and nine months ended September 30, 2002, the adoption of EITF 01-9 reduced net sales by $174,000 and $422,000 respectively; increased cost of sales by $234,000 and $350,000 respectively; and reduced selling and administrative expense by $408,000 and $772,000 respectively.

Results of Operations

      As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (approximately January - June) and Fall (approximately July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results of the quarter and nine month periods are not necessarily indicative of the results to be expected for the full year.

Net Sales

      Net sales for the quarter and nine months ended September 30, 2003 decreased $2,219,000 and $5,317,000 or 8.2% and 7.5% respectively, compared to the quarter and nine months ended September 30, 2002. The decrease during the quarter was primarily due to lower shipments to department store customers of the Company's men's jewelry and personal leather goods merchandise. The reduction in jewelry sales volume was primarily due to higher shipments during last year's third quarter associated with the rollout of new packaging concepts for one of the Company's major branded programs. The Company also shipped certain holiday-related programs last year during the

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

third quarter that it subsequently decided not to continue into 2003. The decrease in small leather goods shipments during the quarter was mainly due to lower department store sales of certain branded merchandise collections. Last year's shipments during the third quarter were somewhat higher than usual as customers continued to fill-in to new packaging and design concepts that the Company began shipping during the spring 2002 season.

      The decrease in shipments for the nine months ending September 30, 2003 was primarily due to lower shipments of the Company's belts and personal leather goods, in both cases reflecting lower sales volume to the Company's department store customers. The decrease in net sales to the department store class of trade was mainly due to shipments made during the first nine months of last year in connection with rollouts of new merchandise and packaging concepts associated with the Company's Geoffrey Beene and Tommy Hilfiger branded collections as well as certain private label programs. The decrease in belt shipments is also due to lower sales of certain branded and private label styles that did not achieve targeted sales rates during the spring selling season. The Company shipped new styles during the third quarter that have been well received to complement existing merchandise programs.

      The decrease in net sales resulting from lower gross shipments during the nine month period was offset in part by an adjustment to record the difference between customer returns actually received during the Company's spring selling season and the allowance for returns established at the end of the preceding fiscal year. This annual adjustment recorded during the second quarter increased net sales by $2,069,000 and $505,000 for the nine-month periods ending September 30, 2003 and September 30, 2002, respectively. The Company's actual return experience during the spring season of 2003 was better than anticipated at December 31, 2002 principally due to lower than expected returns for men's jewelry and belts. The Company established its reserve for returns as of December 31, 2002 based on its estimate of merchandise to be received during the spring 2003 season which was generally shipped to retailers during the 2002 fall and holiday selling seasons.

Gross Profit

      Gross profit for the quarter and nine months ended September 30, 2003 decreased $1,295,000 and $2,268,000 or 16.5% and 11.4% respectively, compared to the quarter and nine months ended September 30, 2002. For the quarter, gross profit expressed as a percentage of net sales decreased to 26.5% from 29.1% and for the nine-month period, decreased to 27.1% from 28.2%, both as compared to the corresponding prior year periods.

      The decrease in gross profit expressed as a percentage of net sales for both the quarter and year ended September was mainly due to an $878,000 adjustment to reflect the reclassification of certain costs associated with belt sourcing from selling expenses to cost of sales. This adjustment is intended to reflect the actual costs associated with sourcing belts from third-party vendors relative to manufacturing. During 2003, the Company generally has been reducing the quantity of belts manufactured at its domestic production facility in favor of a broader sourcing strategy that has resulted in increased purchases from third-party vendors, primarily from Asia and South America. Subsequent to September 30, 2003, in an attempt to improve the profitability of its belt lines, the Company determined that it would cease manufacturing operations at its Norwalk belt facility during the fourth quarter and source its entire merchandise requirement from third-party vendors. As part of this transition, the Company has reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. As a consequence of this reorganization, certain costs accounted for as selling and administrative expenses in prior periods have been more appropriately classified as product costs. The Company has recorded a restructuring charge of $116,000 during the quarter ended September 30, 2003 in connection with the termination of its belt manufacturing operations and anticipates recording additional restructuring charges of approximately $64,000 during the fourth quarter.

      The decrease in gross profit was also due to an increase in both merchandise and inventory-related costs during the quarter and nine-month periods resulting from higher sales to discount and off-price retailers relative to the Company's department store customers. Royalty expense decreased as a percentage of net sales for both the quarter and nine months ended September 30, 2003 due to decreases in certain minimum royalty obligations in 2003 and the expiration of a license in addition to the effect of lower net sales on excess royalty requirements.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

      Included in gross profit for the nine months ended September 30, 2003, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales described above which was recorded in the second quarter resulted in a favorable adjustment to gross profit of $2,069,000 and $505,000 for the nine month periods ended September 30, 2003 and September 30, 2002, respectively.

Selling and Administrative Expenses

      Selling and administrative expenses decreased $596,000 or 8.0% for the quarter ended September 30, 2003 and decreased $2,164,000 or 9.5% for the nine-month period, both as compared to the same periods in 2002. Selling and administrative expenses expressed as percentage of net sales were 27.6% and 27.6% for the quarter ended September 30, 2003 and 2002, respectively, and 31.6% and 32.3% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in selling and administrative expenses expressed as percentage of net sales for the nine-month period is principally due to the reclassification of $878,000 in selling and administrative expenses to cost of goods sold associated with changes in the Company's belt sourcing strategy as described above; reduced compensation and related costs; lower professional fee expenditures, and decreased variable selling expenses.

      Selling expenses decreased $1,138,000 or 21.0% and $2,008,000 or 12.5% for the quarter and nine months ended September 30, 2003 respectively, compared to the corresponding prior year periods. Selling expenses expressed as a percentage of net sales were 17.3% and 20.1% for the quarters ended September 30, 2003 and 2002, respectively and 21.4% and 22.6% for the nine months ended September 30, 2002 and 2003, respectively. The reduction for the quarter and year was mainly due to the reclassification of certain selling expenses, primarily salaries, wages, production samples, and travel costs, to cost of goods sold in connection with the discontinuation of the Company's belt manufacturing operations and restructuring of its sourcing organization. The decrease was also due to reductions in compensation and related expenses, decreases in variable selling and distribution costs, including commissions and shipping expense.

      The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising and other promotional costs, are included in selling and administrative expenses as incurred. Advertising expenditures for the quarter and nine months ended September 30, 2003 totaled $537,000 and $1,514,000 respectively, compared to $628,000 and $1,559,000 for the corresponding periods last year.

      Administrative expenses increased $542,000 or 26.9% and decreased $156,000 or 2.3% for the quarter and nine months ended September 30, 2003, both as compared to prior year periods. Administrative expenses expressed as a percentage of net sales were 10.3% and 7.5% for the quarters ending September 30, 2003 and 2002, respectively, and 10.2% and 9.7% for the nine month periods ended September 30, 2003 and 2002, respectively. The increase in administrative expenses during the quarter was mainly due to severance and related accruals associated with headcount reductions at the Company's Norwalk, CT belt manufacturing facility. The decrease during the nine month period is due mainly to reductions in compensation and benefits, bad debts, and professional fees expenses partially offset by higher insurance costs.

Interest Expense

      Net interest expense decreased by $5,000 or 1.7% for the quarter and $61,000 or 7.3% for the nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002. The decrease for the quarter and nine-month periods was due to lower average borrowing costs compared to the prior year and, for the nine-month period, a reduction in the Company's average borrowings outstanding.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

Benefit for Income Taxes

      In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company received an additional federal income tax refund of $283,000 during the fourth quarter of 2003. At December 31, 2002 and September 30, 2003, the Company has recorded a valuation allowance equal to its net deferred tax asset of $9,565,000. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

Discontinued Operations

      The following table summarizes the income from discontinued operations, net of tax, for the quarter and nine months ended September 30, 2003 and 2002 (in thousands):
	Quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Income on disposition of women's costume jewelry business	$ -	$ -	$ -	$ 300

Income tax for discontinued operations	-	-	-	-
	$ -	$ -	$ -	$ 300

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

      On April 17, 2003, the Company signed the new three year 2003 Loan Agreement. The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association and is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

plus 3.25%. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding. As of September 30, 2003, the Company was not in compliance with the EBITDA covenant contained in the 2003 Loan Agreement. As a consequence of such non-compliance, beginning October 27, 2003 and on the first business day of each successive week thereafter, the Company's advance rate on eligible finished goods inventory under the 2003 Loan Agreement will be reduced by an amount equal to the greater of (a) 1.5 percentage points or (b) that number of percentage points that results in a reduction in loans otherwise available with respect to eligible finished goods inventory in an aggregate amount equal to $250,000. In addition, beginning in November, eligible raw materials inventory will be excluded from the Company's borrowing base and no loans will be available against such inventory. As a result of the Company's non-compliance, future extensions of credit are at the discretion of Congress. The interest rate on outstanding borrowings has been increased by 2% effective October 22, 2003.

      The Company's working capital decreased by $4,617,000 during the nine months ended September 30, 2003 compared to a decrease of $1,000,000 for the nine months ended September 30, 2002. The decrease in 2003 was principally due to seasonal increase in bank borrowings and accounts payable and a decrease in accounts receivable reserves and other accrued liabilities, offset in part by an increase in accounts receivable and inventory. The decrease in 2002 was principally due to higher bank borrowings and a decrease in accounts receivable reserves, other current liabilities and income taxes recoverable, all offset in part by an increase in accounts receivable.

      Cash used in operations during the nine months ended September 30, 2003 was $10,511,000 compared to $11,793,000 for the nine months ended September 30, 2002. Cash used in operations reflects the net loss for the nine month period and an increase in net accounts receivable and inventory. Cash was provided by depreciation and amortization, a decrease in accounts payable and other accrued liabilities and a decrease in income taxes recoverable.

      Cash used in operations during the nine months ended September 30, 2002 reflects primarily the net loss for the period, an increase in net accounts receivable, and decreases in accounts payable and other accrued liabilities and certain long term obligations associated with the Company's 1993 Deferred Compensation Plan (the "1993 Plan"). The Company terminated the 1993 Plan during the third quarter of 2002, surrendered the associated life insurance policies, and distributed all remaining vested benefits to participants. Cash was provided by depreciation and amortization and a decrease in inventory and recoverable income taxes.

      Cash used in investing activities during the nine months ended September 30, 2003 of $128,000, reflects capital expenditures and premiums on certain life insurance contracts owned by the Company. Cash provided by investing activities for the nine months ended September 30, 2002 of $2,964,000, was derived mainly from the sale of a common stock investment and the surrender of life insurance policies, the proceeds of which were used to fund withdrawals from the Company's 1993 Plan, offset in part by capital expenditures and premiums on life insurance contracts.

      Cash provided by financing activities totaled $10,745,000 and $8,373,000 for the nine months ended September 30, 2003 and 2002, respectively. Cash was provided in both periods by net borrowings under the Company's revolving credit arrangements.

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit (approximately $992,000 at September 30, 2003). The Company is required to pay a fee quarterly equal to 2.25% per annum on outstanding letters of credit.

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

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

There have been no material changes outside the ordinary course of the Company's business in the contractual obligations described above during the quarter or nine months ended September 30, 2003.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ended September 30, 2003, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As of September 30, 2003 the Company was not in compliance with the minimum earnings before interest, taxes, depreciation and amortization (EBITDA) requirement contained in its Loan and Security Agreement dated April 17, 2003 between Congress Financial Corporation (New England), as lender and the Company, as borrower.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2003 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 12, 2003. At the Annual Meeting, stockholders:
(a)

Elected the following directors to serve as Class II directors of the Company until the Company's 2006 Annual Meeting of Stockholders and until election and qualification of their respective successors, by the following votes:

	Director	For	Withheld
	John Tulin	4,300,477	310,043
	John Macht	4,308,637	301,883

(b)	Approved the appointment of BDO Seidman LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003 by the following vote:

	For	Against	Abstain
	4,408,855	172,079	29,586

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description

	31.1	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

	31.2	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 12, 2003 with respect to an event required to be reported under Item 12 - "Results of Operations and Financial Condition," but which, pursuant to Securities and Exchange Commission Release No. 33-8216, was reported under Item 9 - "Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner

Jerold R. Kassner,
Senior Vice President, Chief Financial Officer and Treasurer

Date: November 14, 2003

EXHIBIT INDEX
Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.2	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.