Form 10-K
period 2003-12-31
SWANK INC
filed 2004-04-14
CIK 95779

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___.

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

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the close of business on June 30, 2003: $690,311.

          The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,522,490 shares of Common Stock as of the close of business on February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements.

          In order to keep stockholders and investors informed of the future plans of Swank, Inc. (the "Company"), this Form 10-K contains and, from time to time, other reports and oral or written statements issued by the Company may contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company's forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition in the accessories markets, potential changes in customer spending, acceptance of our product offerings and designs; the level of inventories maintained by the Company's customers; the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Additional uncertainty exists for the potential negative impact that a reoccurrence of Severe Acute Respiratory Syndrome (SARS) may have on our business as it relates to production in the Far East and other foreign countries in which we source our products. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.          Business.

General

          The Company was incorporated on April 17, 1936. The Company is engaged in the importation, sale and distribution of men's accessories under the names "Kenneth Cole", "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Tommy Hilfiger", "Guess", "Swank", and "Colours by Alexander Julian", among others. Prior to July 23, 2001, the Company was also engaged in the sale and distribution of women's costume jewelry.

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

Products

          Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and men's jewelry, principally cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, as well as suspenders, are distributed under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank", "Field & Stream" and "Colours by Alexander Julian". The Company also distributes men's leather accessories under the name "Pierre Cardin" and for customers' private labels.

          As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. The Company's bank borrowings typically are at a peak during the months of August, September, October and November to enable the Company to carry significant amounts of inventory and accounts receivable.

          In addition to product, pricing and terms of payment, the Company's customers generally consider one or more factors, such as the availability of electronic order processing and the timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, the Company generally will allow customers to return merchandise in order to achieve proper stock balances. These factors, among others, result in the Company increasing its inventory levels during the Fall selling season (July through December) in order to meet customer imposed delivery requirements. The Company believes that these practices are substantially consistent throughout the fashion accessories industry.

Sales and Distribution

          The Company's customers are primarily major retailers within the United States. Net sales in fiscal 2003 to the Company's four largest customers, Federated Department Stores ("Federated), Inc., TJX Companies, Inc. ("TJX"), May Department Stores Company ("May") and Target Corporation ("Target") accounted for approximately 13%, 11%, 10% and 10%, respectively, of consolidated net sales. Sales to Federated, Target and May were approximately 15%, 14%, and 11% respectively, of consolidated net sales in fiscal 2002 and approximately 16%, 15% and 12%, respectively, in fiscal 2001. Sales to TJX accounted for approximately 10% of consolidated net sales in 2001. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2003, 2002 or 2001. Exports to foreign countries accounted for less than 4% of consolidated net sales in fiscal year 2003 and less than 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 2002 and 2001, respectively.

          At March 10, 2004, the Company had unfilled orders of approximately $8,910,000 compared with approximately $7,844,000 at March 10, 2003. The increase in backlog of unfilled orders is primarily attributable to orders for initial merchandise shipments to certain new customers and increased orders from existing customers. The Company also believes that a better than expected retail sell-through during the 2003 holiday period combined with generally lower retail inventories entering the holiday season resulted in an increased demand for its products during the first quarter of 2004. However, in the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of placement by our customers of orders from year-to-year. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

          Approximately 44 salespeople and district managers are engaged in the sale of products of the Company, working out of sales offices located in three major cities in the United States. In addition, at December 31, 2003 the Company sold certain of its products through 11 company-owned factory outlet stores in 8 states. Subsequent to December 31, 2003, the Company closed two of those locations and now operates 9 stores located in 7 states.

Manufacturing

          Items manufactured by the Company, consisting of belts and suspenders, accounted for approximately 22% of consolidated net sales in fiscal 2003. However, during the fourth quarter of the last fiscal year, the Company determined to cease manufacturing operations at its belt and suspender manufacturing facility, located in Norwalk, Connecticut, and source its entire belt and suspender merchandise requirements from third-party vendors. As part of this transition, the Company has reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. Historically, the Company had manufactured and/or assembled its men's and women's costume jewelry products at the Company's plant in Attleboro, Massachusetts and at the facility of the Company's former 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros") located in Cartago, Costa Rica. The Company discontinued its manufacturing operations at Joyas y Cueros and Massachusetts in 2001 and 2000, respectively, in each case, transferring its production requirements to third party vendors. As of the date of this Form 10-K, the Company no longer manufactures the products it sells. Reference is made to Footnote I of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the cessation of the Norwalk manufacturing operations.

          The Company purchases substantially all of its small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on the Company's small leather goods business in the short-term depending upon the Company's inventory position and on the seasonal shipping requirements at that time. However, the Company has identified alternative sources for small leather goods, which could be utilized by the Company within several months. The Company also purchases its finished belts and other accessories from a number of suppliers in the United States and abroad. The Company believes that alternative suppliers are readily available for substantially all such purchased items.

Advertising Media and Promotion

          Substantial expenditures on advertising and promotion are an integral part of the Company's business. Approximately 3.2% of net sales was expended on advertising and promotion in 2003, of which approximately 2.1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

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

Patents, Trademarks and Licenses

          The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of men's leather accessories and costume jewelry under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Field & Stream" and "Colours by Alexander Julian." The Company also holds exclusive licenses to distribute men's leather accessories under the name "Pierre Cardin." The Company's "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Field & Stream" and "Guess?" licenses collectively may be considered material to the Company's business. The "Pierre Cardin", "Geoffrey Beene", "Claiborne" and "Tommy Hilfiger" agreements also license the Company to distribute and sell suspenders. The Company does not believe that its business is materially dependent on any one license agreement. The Company's "Pierre Cardin", "Field & Stream" and "Claiborne" licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Guess?", "Geoffrey Beene" and "Tommy Hilfiger" licenses provide for percentage royalty payments not exceeding 7% of net sales. The "Kenneth Cole" licenses provide for percentage royalty payments not exceeding 8% of net sales. The license agreements to which the Company is a party generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's "Pierre Cardin" and "Field & Stream" licenses expire December 31, 2006. The Company's "Kenneth Cole", "Claiborne", "Guess?" and "Tommy Hilfiger" licenses expire December 31, 2004. The Company's "Geoffrey Beene" license expires June 30, 2005. The Company regularly assesses the status of its license agreements and anticipates renewing those contracts scheduled to expire in 2004, subject to the negotiation of terms and conditions satisfactory to the Company.

Employees

          The Company has approximately 293 employees, of whom approximately 160 are warehouse and production employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

Developments

          On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (as amended to date, the "2003 Loan Agreement") with Congress Financial Corporation (New England) ("Congress"). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 between the Company and PNC Bank, National Association and is collateralized by substantially all of the Company's assets, including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

          As previously announced, as of September 30, 2003, the Company was not in compliance with the EBITDA covenant in the 2003 Loan Agreement. Since that date, and from that date through the date of this Form 10-K, the Company has not been in compliance with the covenant, which is measured, on a cumulative basis, as at the end of each month. As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the customary rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. The Company has had discussions recently with several prospective lenders, as well as with Congress, with regard to proposed new credit arrangements that would provide the Company with adequate financing to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new financing agreement with one of those lenders and anticipates finalizing a new credit agreement within the next 60 to 90 days. At December 31, 2003, $521,000 was included in other assets on the Company's Consolidated Balance Sheet in connection with unamortized deferred financing fees associated with the 2003 Loan Agreement.

          In the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility has been terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon signing of the termination agreement, which also provides for payments to the landlord of an additional $1,250,000, in installments, during the period from April 2004 through March 2006. The Company anticipates recording the costs associated with terminating the lease during the first quarter of 2004. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. Reference is made to Footnote I of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the termination of this lease.

         On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, (the "Investor"), loaned $350,000 to the Company pursuant to the terms of a convertible subordinated promissory note (the "Note") issued by the Company to the Investor. The Note is expressly subordinate in right of payment to the Company's senior secured debt, has a maturity of three years, and pays interest at an annual rate of 7 percent, payable quarterly. See discussion of Liquidity and Capital Resources included under "Management's Discussion and Analysis" below.

Item 2.          Properties.

          The Company's main administrative office is presently located in a three-story building, containing approximately 193,000 square feet, on a seven-acre site owned by the Company in Attleboro, Massachusetts. Until 2000, this facility had also been used to manufacture and/or assemble costume jewelry products for both the women's accessories and men's accessories segments.

          The Company's executive offices and its national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York City, New York. On July 23, 2001 the Company entered into a sublease agreement with K&M Associates, L.P. for approximately 43% of its space under lease at 90 Park Avenue. The lease and sublease of such premises both expire in 2010. A regional sales office is also located in leased premises in Chicago, Illinois and a branch office is leased in Scottsdale, Arizona. The leases for the Chicago and Scottsdale offices expire in 2004 and 2006, respectively. Collectively, these three offices contain approximately 22,000 square feet.

          The Company also leases a warehouse containing approximately 242,000 square feet in Taunton, Massachusetts, which is used in the distribution of all of the Company's products. In addition, one of the Company's factory stores is located within the Taunton location. The lease for these premises expires in 2006. The warehouse facility in Taunton is equipped with modern machinery and equipment, substantially all of which is owned by the Company, with the remainder leased.

          Through fiscal 2003, men's belts and suspenders were manufactured in leased premises located in South Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres. As mentioned above in Item 1 of this Form 10-K, the Company no longer conducts manufacturing operations in Norwalk and the lease for these premises has been terminated.

          The Company presently operates eight factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 14,000 square feet in the aggregate.

          In management's opinion, the Company's properties and machinery and equipment are adequate for the conduct of the Company's businesses.

Item 3.          Legal Proceedings.

          (a)  On June 7, 1990, the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company nor necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, has entered into an Administrative Order by Consent pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the site.

          The remedial investigation of the site is ongoing, although it is anticipated that the RI/FS will be completed by the Spring of 2004.  EPA is expected to announce its Record of Decision during the summer of 2004.  The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law.  It is unlikely that this matter will have a material adverse effect on the Company's operating results, financial condition or cash flows because once the FS is approved by the EPA, the Company's obligation under its Consent Order will cease. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $3,785,739 as of December 31, 2003. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.52%. Due to the withdrawal of two PRP's, however, the Company expects that the respective shares of these costs in the future will be reallocated among the remaining members of the PRP Group. The Company believes that it has adequately reserved for the potential costs associated with this site.

          In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored for a period of up to 24 years. Estimates of the costs of remediation range from approximately $2.8 million for natural attenuation to approximately $7.8 million for other remediation. Based on current participation, the Company's share is 8.66% of approximately 75% of the costs. Management believes that this site will not result in any material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site. The Company believes that it has adequately reserved for the potential costs associated with this site.

          (b)  No material pending legal proceedings were terminated during the three month period ended December 31, 2003.

Item 4.          Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company are as follows:
Name	Age	Title

Marshall Tulin	86	Chairman of the Board and Director

John A. Tulin	57	President and Chief Executive Officer and Director

James E. Tulin	52	Senior Vice President - Merchandising and Director

Paul Duckett	63	Senior Vice President - Distribution and Retail Store Operations

Melvin Goldfeder	67	Senior Vice President - Special Markets Division

Jerold R. Kassner	47	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Eric P. Luft	48	Senior Vice President - Men's Division and Director

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

PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.

          The Company's Common Stock is traded in the over-the-counter market under the symbol SNKI. The following table sets forth for each quarterly period during the last two fiscal years the high and low bid prices for the Company's Common Stock, as reported by thestreet.com (which prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

	2003		2002

Quarter	High	Low	High	Low
First	$.25	$.08	$.28	$.13
Second	.20	.13	.24	.10
Third	.34	.13	.19	.11
Fourth	.28	.12	.16	.05
For the Year	$.34	$.08	$.28	$.05

            Number of Record Holders at February 27, 2004  -  1,249

           The 2003 Loan Agreement prohibits the payment of cash dividends on the Company's Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and has no current expectation that cash dividends will be paid in the foreseeable future.

          The Company did not issue any unregistered securities during the past year.

          During the three-months ended December 31, 2003, the Company did not repurchase any shares of its Common Stock.

Item 6.          Selected Financial Data.
Swank, Inc. Financial Highlights
For each of the Five Years Ended December 31
(In thousands, except share and per share data)	2003	2002	2001	2000	1999

Operating Data:

Net sales	$ 94,845	$ 100,011	$ 87,812	$ 100,750	$ 104,159
Cost of goods sold	67,123	71,857	61,831	69,626	69,947
Cost of goods sold - restructuring	1,360	-	-	-	-

Total cost of goods sold	68,483	71,857	61,831	69,626	69,947

Gross profit	26,362	28,154	25,981	31,124	34,212
Selling and administrative expenses	27,540	30,618	30,397	35,037	33,254
Restructuring expenses	280	-	473	1,496	-

Income (loss) from operations	(1,458)	(2,464)	(4,889)	(5,409)	958
Interest expense, net	1,162	1,144	1,422	1,869	1,305
Other (income)	-	(640)	-	-	-

(Loss) before income taxes and minority interest	(2,620)	(2,968)	(6,311)	(7,278)	(347)
Provision (benefit) for income taxes	-	(2,594)	(267)	3,890	(379)
Minority interest in net loss of consolidated subsidiary	-	-	-	185	-

Income (loss) from continuing operations	(2,620)	(374)	(6,044)	(10,983)	32
Discontinued operations: Income (loss) from discontinued operations, net of income tax provision (benefit) of $(505), $689, and $1,340	-	-	(3,717)	(1,012)	2,355
Income (loss) on disposal of discontinued operations, net of income tax provision (benefit) of $0 and $(810)	-	300	(5,957)	-	-
Income (loss) from discontinued operations	-	300	(9,674)	(1,012)	2,355

Net income (loss)	(2,620)	$ (74)	$ (15,718)	$ (11,995)	$ 2,387

Share and per share information:
Weighted average common shares outstanding	5,522,490	5,522,490	5,522,490	5,522,513	5,522,305

Basic and diluted net income (loss) per common share:
Continuing operations	$ (.47)	$ (.06)	$ (1.10)	$ (1.99)	$ .01
Discontinued operations	-	.05	(1.75)	(.18)	.42
Net income (loss) per common share	$ (.47)	$ (.01)	$ (2.85)	$ (2.17)	$ .43

Weighted average common shares outstanding assuming dilution	5,522,490	5,522,490	5,522,490	5,522,513	5,561,286

Basic and diluted net income (loss) per common share:
Continuing operations	$ (.47)	$ (.06)	$ (1.10)	$ (1.99)	$ .01
Discontinued operations	-	.05	(1.75)	(.18)	.42
Net income (loss) per common share	$ (.47)	$ (.01)	$ (2.85)	$ (2.17)	$ .43

Swank, Inc. Financial Highlights (continued)
For each of the Five Years Ended December 31
(In thousands, except share and per share data)	2003	2002	2001	2000	1999

Balance Sheet Data:

Current assets	$ 28,811	$ 30,390	$ 34,327	$ 51,936	$ 61,271

Current liabilities	22,077	20,591	25,357	32,430	30,842

Net working capital	6,734	9,799	8,970	19,506	30,429

Property, plant and equipment, net	1,469	2,056	2,581	3,978	6,046

Total assets	34,035	35,590	43,211	62,497	74,940

Capital Expenditures	62	187	660	583	1,520

Depreciation and amortization	711	759	904	1,456	1,616

Long-term obligations and deferred credits	9,018	9,464	12,213	8,821	9,999

Stockholders' equity	2,940	5,535	5,641	21,246	33,594

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

       The Company is currently engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates a number of factory outlet stores primarily to distribute excess and out of line merchandise.

       Net sales in 2003 decreased 5.2% to $94,845,000 compared to $100,011,000 in 2002. The decrease in net sales was mainly due to lower shipments of certain belt and personal leather goods programs associated with new product and packaging concepts in 2002 that were not sold to the same extent in 2003. Gross profit decreased 6.4% to $26,362,000 from $28,154,000 in 2002. The decrease in gross profit resulted primarily from the decrease in net sales and certain non-recurring expenses associated with the closure of the Company's belt and suspender manufacturing facility located in South Norwalk, Connecticut ("Norwalk"). The decrease in gross profit however, was offset by a 10.1% decrease in selling and administrative expenses reducing the Company's operating loss before interest and tax by $1,006,000 or 40.8% compared to 2002.

          During 2003, the Company determined that it would be advantageous to discontinue its manufacturing operations at Norwalk and source its entire belt and suspender merchandise requirements from third-party vendors. The Company began transitioning its requirements to these vendors primarily during the second half of 2003 and, during the fourth quarter of 2003, ceased its manufacturing operations at Norwalk. As part of this transition, the Company has reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. The Company recorded $1,640,000 of non-recurring expenses during the fourth quarter of 2003 in connection with the closure, including $1,360,000 in inventory-related costs that were charged to cost of goods sold.

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

       The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

       The Company determines allowances for doubtful accounts using a number of factors including historical collection experience, general economic conditions and the amount of time an account receivable is past its payment due date. In certain circumstances where it is believed a customer is unable to meet its financial obligations, a specific allowance for doubtful accounts is recorded to reduce the account receivable to the amount believed to be collectable.

       The Company determines the valuation allowance for deferred tax assets based upon projections of future taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset were anticipated to reverse, and the likelihood that the Company's deferred tax assets will be recovered.

2003 vs. 2002

Net sales

       Net sales for the year ended December 31, 2003 decreased by $5,166,000 or 5.2% compared to 2002. Shipments of the Company's personal leather goods and belt merchandise decreased 8.8% and 5.7%, respectively both as compared to the prior year. The decrease in personal leather goods shipments was primarily due to rollouts of new small leather goods merchandise shipped during the first and second quarters of 2002 and certain holiday gift programs that were not shipped to the same extent in 2003. During 2002's spring season, the Company made unusually heavy shipments in connection with new product and packaging concepts associated with the Company's "Geoffrey Beene" and "Tommy Hilfiger" branded collections as well as in connection with certain private label programs. The decrease in men's belt shipments in 2003 was primarily due to lower sales of non-branded merchandise offset in part by higher sales associated with the launch of certain new branded belt programs including "Axcess by Claiborne" and "Kenneth Cole Reaction".

          Net sales in 2003 were further affected by decisions made by the Company's retail customers during the year to reduce their on-hand inventories to accelerate inventory turn. Retailers generally reduced their purchases from the Company during 2003 to achieve the targeted reductions. In addition, shipments of private label merchandise for all categories fell 12.1% in 2003, due in part to the Company's decision to reduce its exposure to low-margin businesses. Retailers have generally been revising their pricing strategies with regard to private label product requiring vendors to become more aggressive in providing lower cost merchandise. The Company determined in 2003 that it would reduce its participation in certain of these programs if the Company could not achieve appropriate margin goals, and instead concentrate its working capital and product development resources on potentially more profitable businesses.

          The decrease in belt and small leather goods shipments was offset in part by a reduction in sales dilution associated with reduced customer returns, markdowns and allowances. The decrease in sales dilution during 2003 was mainly due to higher returns received during the spring 2002 season associated with the launches of the new packaging concepts, and increased markdown activity during the fourth quarter of 2002 in connection with certain holiday boxed merchandise shipped to retailers during the fall 2002 season. During 2002, a disappointing holiday season and generally sluggish retail climate also contributed to a more promotional retail environment compared to 2003. The Company regularly participates in promotional events designed to stimulate sales of its merchandise or expand its market share within certain retail channels.

          Net sales in 2003 and 2002 were also favorably affected by the annual returns adjustment made in the second quarter. The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $2,069,000 and $505,000 for the twelve month periods ended December 31, 2003 and 2002, respectively. The increase in this adjustment in 2003 compared to 2002 was primarily due to a significant reduction in customer returns during the spring 2003 season beyond that which had been projected. As described above, during the spring 2002 season the Company made unusually heavy shipments in connection with certain new "Geoffrey Beene" and "Tommy Hilfiger" branded merchandise but also experienced an increase in returns as retailers adjusted their inventories accordingly. In establishing its reserve at December 31, 2002, the company anticipated a reduction in returns during the spring 2003 season but its actual experience was more favorable than planned.

Gross profit

       Gross profit for the year ended December 31, 2003 decreased by $1,792,000 or 6.4% compared to the prior year's gross profit of $28,154,000. Gross profit expressed as a percentage of net sales for 2003 was 27.8% compared to 28.1% for 2002.

       The decrease in gross profit both in dollars and as a percentage of net sales during 2003 was primarily due to increases in certain inventory-related costs, non-recurring expenses associated with the Norwalk closure and lower net sales, all offset in part by reduced sales dilution and royalty charges and improved manufacturing efficiencies. The increase in inventory-related charges in 2003 was primarily due to costs incurred by the Company associated with sales of discontinued and excess belt inventories. As a consequence of transitioning its belt requirements to third-party vendors, the Company discontinued a variety of manufactured styles and purchased additional merchandise to ensure adequate supplies for the fall season. As discussed above, the Company's retail customers also adjusted their purchases during 2003 to reduce their on-hand inventories. These factors contributed to a higher than usual inventory of excess product primarily during the fall season and resulted in additional markdown expense associated with the subsequent sale of these goods. The closure of the Norwalk facility resulted in non-recurring inventory-related charges of $1,360,000 recorded in cost of sales during the fourth quarter associated with excess and obsolete raw materials and supplies formerly used in belt and suspender manufacturing. Sales dilution decreased in 2003 compared to 2002 due to customer returns received during last year's spring season associated with the launches of the new packaging concepts shipped during the first quarter of 2002 and increased markdown accruals recorded during the fourth quarter of 2002 in connection with certain holiday boxed merchandise shipped to retailers during the fall 2002 season. The Company made fewer shipments of boxed merchandise during the 2003 holiday season.

       The Company's initial markup in 2003 on its men's personal leather goods and belt merchandise decreased slightly compared to the prior year principally due to a higher proportion of sales to off-price and labels-for-less retailers. During the past year, the Company has also introduced several new styling and packaging concepts for certain of its leather goods programs to address the needs of more value-conscious consumers that contributed to an increase in merchandise cost. The Company has developed several initiatives designed to reduce these costs by more effectively sourcing its leather goods merchandise and developing new sources for its packaging requirements.

       The improvement in manufacturing efficiencies is mainly attributable to the increase in belt merchandise sourced from third-party vendors and the consequent decrease in production activity at Norwalk. During 2002, the Company recorded substantial labor and overhead manufacturing variances at Norwalk in an attempt to adjust production levels with anticipated demand. The Company began significantly decreasing its production levels at Norwalk during the third quarter of 2003 and ceased manufacturing operations during the fourth quarter. Royalty charges decreased in 2003 due to lower net sales of certain branded merchandise, reductions in contractual minimum royalty obligations and the expiration of the Company's John Henry license.

       Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $913,000 and $357,000 for the years ended December 31, 2003 and 2002 respectively.

Selling, Administrative, and Other Income and Expense

       Selling and administrative expenses for the year ended December 31, 2003 decreased $3,078,000 or 10.1% compared to the prior year. Selling and administrative expense expressed as a percentage of net sales decreased to 29.0% from 30.7% in 2002. Selling expenses decreased by $2,185,000 or 10.1% while administrative expenses decreased by $893,000 or 10.0%, both as compared to the prior year. Expressed as a percentage of net sales, selling expenses totaled 20.5% and 21.7% for 2003 and 2002, respectively, and administrative expenses totaled 8.5% and 9.0% for 2003 and 2002, respectively.

       The decrease in selling expenses was primarily due to lower variable selling costs, including sales commissions, travel and entertainment and distribution-related costs, and reduced management and administrative compensation and benefits expense. During 2003, the Company determined that it would reduce its overall cost structure and streamline its operations by reorganizing its sales and merchandising functions to reflect its new sourcing strategy.

       The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity of its licensors. The license agreements to which the Company is a party also generally include minimum advertising and promotional spending requirements. Advertising and promotional expenses in support of the Company's men's accessories business, exclusive of cooperative advertising and display expenditures, totaled 2.1% of net sales for the year ended December 31, 2003 compared to 2.2% in 2002.

       The reduction in administrative expenses in 2003 was mainly due to a decrease in management compensation and related expenses, professional fees, and bad debt expense. The reduction in bad debt expense was due mainly to a reserve established during the fourth quarter of 2002 associated with a specific event concerning one of the Company's customers.

       During 2002, the Company recorded an adjustment to an accrual that originally had been established in connection with certain variable expenses associated with net sales made prior to 2001. The Company determined its actual liability for this expense in 2002 and accordingly, recorded other income of $640,000 for the period ending December 31, 2002 to adjust the accrual to its expected amount.

Restructuring Charges

       During the fourth quarter of 2003, the Company ceased manufacturing operations at its belt and suspender manufacturing facility in Norwalk and began sourcing its entire belt and suspender merchandise requirements from third-party vendors. As part of this transition, beginning early in the third quarter the Company gradually began to reduce production levels at Norwalk and subsequently reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. In connection with the plant closure, the Company recorded and included in cost of goods sold during the fourth quarter $1,360,000 in non-recurring charges associated with obsolete raw materials and supplies. In addition, the Company also recorded during the fourth quarter a $280,000 restructuring charge associated with severances and other expenses incurred in connection with the plant closure. The restructuring charge is stated separately in the accompanying Consolidated Statements of Operations for the year ending December 31, 2003. At December 31, 2003, $181,000 had been paid representing all of the severance liability payable to the affected employees. An additional $99,000 was recorded as a reduction in the cost basis of the machinery and equipment formerly used in the Company's belt and suspender manufacturing operations, to reflect their estimated fair market values. No restructuring expenses were recorded in 2002.

        During the first quarter of 2001, management determined that the Company should intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $845,000 in the first quarter of 2001 for employee severance and related payroll costs associated with staff reductions primarily within certain sales and administrative departments affecting approximately 93 employees. Of the $845,000 charge recorded in 2001, $372,000 was included within discontinued operations and $473,000 was included in the results of continuing operations. The restructuring charges are stated separately in the accompanying Consolidated Statements of Operations for the year ending December 31, 2001. During 2002, the Company paid the remaining liability of $8,000, which was included in Other Liabilities on the Company's Consolidated Balance Sheet at December 31, 2001.

Interest Expense

       Net interest expense for the year ended December 31, 2003 increased $18,000 or 1.2% compared to 2002. The increase was primarily due to higher average outstanding revolving credit balances during 2003 compared to 2002 offset in part by a reduction of approximately 26 basis points in the Company's average borrowing costs compared to the prior year (see "Interest Charges" and "Liquidity and Capital Resources").

2002 vs. 2001

Net sales

       Net sales for the year ended December 31, 2002 increased by $12,199,000 or 13.9% compared to 2001. The increase in net sales was primarily due to higher shipments of certain branded and private label men's personal leather goods programs and increased sales of men's costume jewelry. During 2002, shipments of the Company's personal leather goods and costume jewelry merchandise increased 25.7% and 37.9% respectively, both as compared to the prior year. The increase in personal leather goods volume was mainly due to higher shipments of the Company's Tommy Hilfiger and Geoffrey Beene branded collections of men's accessories to the Company's core department store customers. During 2002, the Company introduced new styling and packaging concepts for certain personal leather goods and jewelry collections which resulted in additional sales volume to both new and existing customers, particularly during the fall and holiday selling seasons. The Company also increased sales to mass-merchandising retailers by expanding its merchandise offerings and developing dedicated lines for these customers. Shipments to mass-merchandise retailers increased 19.2% in 2002 compared to 2001.

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

Gross profit

       Gross profit for the year ended December 31, 2002 increased by $2,173,000 or 8.4% compared to gross profit for the prior year of $25,981,000. Gross profit expressed as a percentage of net sales for 2002 was 28.1% compared to 29.6% for 2001.

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

Selling, Administrative, and Other Income and Expense

       Selling and administrative expenses for the year ended December 31, 2002 increased $221,000 or .7% compared to the prior year. Selling expenses increased by $645,000 or 3.1% and totaled 21.7% of net sales in 2002 compared to 23.9% in 2001. Administrative expenses in 2002 decreased by $424,000 or 4.5% compared to the prior year. Administrative expenses expressed as a percentage of net sales were 9.0% and 10.7% for 2002 and 2001, respectively.

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

Interest Expense

       Net interest expense for the year ended December 31, 2002 decreased $278,000 or 19.5% compared to 2001. The decrease was primarily due to a reduction of approximately 190 basis points in the Company's average borrowing costs compared to the prior year (see "Interest Charges" and "Liquidity and Capital Resources"). The Company also reduced its average outstanding revolving credit balance in 2002 by approximately $1,000,000 compared to 2001.

Provision for Income Taxes

       The Company did not record a current income tax provision or benefit for fiscal year 2003. The Company had a deferred income tax benefit of $680,000 in 2003 that was fully reserved by an increase in the deferred tax asset valuation allowance of $680,000. The Company recorded an income tax benefit at a combined federal and state effective tax rate of 87.4% and 9.2% for 2002 and 2001, respectively. The effective tax rates for 2003, 2002 and 2001 were impacted by the recording of valuation allowances on the Company's net deferred tax assets of $10,245,000, $9,565,000 and $9,964,000, respectively (see Note E). The effective tax rates were also affected by differences associated with nontaxable life insurance benefits, the operating losses incurred by Joyas y Cueros and other items. In fiscal year 2000, the Company began recording a valuation reserve against all of its deferred tax assets. Accordingly, the only benefit that the Company has recorded in 2002 and 2001 relates to the utilization of tax loss carrybacks for which the Company has received cash refunds. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

Promotional Expenditures

        The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity of its licensors. Promotional expenditures included in selling and administrative expenses decreased by $17,000 in 2003 and increased by $672,000 in 2002 both as compared to the prior year. The Company also makes expenditures in support of cooperative advertising arrangements with its retail customers. These expenses which are included in net sales decreased $235,000 in 2003 and increased $155,000 in 2002, both as compared to the corresponding prior year periods. Expenditures for merchandise displays which the Company includes in cost of sales decreased $161,000 in 2003 and increased $284,000 in 2002 (see Overview and Footnote J).

Liquidity and Capital Resources

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities during each of the three years ended December 31, 2003, 2002, and 2001, which the Company was able to fund from the 1998 Revolving Credit Agreement and the 2003 Loan Agreement, both discussed below. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate credit facilities to finance working capital requirements during 2004; achieving planned sales revenue; implementing the cost control initiatives identified in 2003 and early 2004; and ultimately, returning to profitability.

       Over the past several years, the Company has taken certain steps intended to improve its results from operations and cash flows including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to its Connecticut facility and sold certain assets and discontinued the remaining operations associated with its women's costume jewelry division. Since 2001, the Company has also instituted a number of process improvements designed to eliminate waste and improve operating efficiencies. The net proceeds of the sale-leaseback transaction and the sale of the women's jewelry assets of $6,100,000 and $4,600,000, respectively, were used to reduce the Company's outstanding revolving credit balance in 2001. The Company also received federal income tax refunds of $1,648,000 in 2003 offset by Internal Revenue Service audit adjustments of $632,000 in connection with fiscal years 1996 through 2001, and $4,247,000 during 2002.

       On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (as amended to date, the "2003 Loan Agreement") with Congress Financial Corporation (New England) ("Congress"). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 between the Company and PNC Bank, National Association (as amended, the "1998 Revolving Credit Agreement") and is collateralized by substantially all of the Company's assets, including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The original terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

       As previously announced, as of September 30, 2003, the Company was not in compliance with the EBITDA covenant in the 2003 Loan Agreement. Since that date, and from that date through the date of this Form 10-K, the Company has not been in compliance with the covenant, which is measured, on a cumulative basis, as at the end of each month. As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the stated maximum rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. The Company has had discussions recently with several prospective lenders, as well as with Congress, with regard to proposed new credit arrangements that would provide the Company with adequate financing to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new financing agreement with one of those lenders and anticipates finalizing a new credit agreement within the next 60 to 90 days. Congress has agreed to extend loans to the Company under the 2003 Loan Agreement until the new credit agreement closes. At December 31, 2003, $521,000 was included in other assets on the Company's Consolidated Balance Sheet in connection with unamortized deferred financing fees associated with the 2003 Loan Agreement.

       On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, (the "Investor"), loaned $350,000 to the Company pursuant to the terms of a convertible subordinated promissory note (the "Note") issued by the Company to the Investor. The Note is expressly subordinate in right of payment to the Company's senior secured debt, has a maturity of three years, and pays interest at an annual rate of 7 percent, payable quarterly. The Investor has the option at maturity to convert the principal amount of his Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company, or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 10% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option, may prepay the Note at any time without premium or penalty.

       Although no assurances can be given, the Company believes that obtaining adequate credit facilities, achieving its revenue plan for 2004 and continuing the current program of cost control initiatives will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern.

       In the ordinary course of business, the Company is contingently liable for performance under letters of credit of approximately $767,000 at December 31, 2003. The Company is required to pay a fee quarterly equal to 4.25% per annum on outstanding letters of credit.

       The following chart summarizes the Company's contractual obligations as of December 31, 2003 (in thousands):

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$ 10,393	$ 2,422	$ 3,745	$ 2,551	$ 1,675
Minimum payments required under Royalty agreements	9,105	6,708	1,398	999	-
Total	$ 19,498	$ 9,130	$ 5,143	$ 3,550	$ 1,675

       As discussed above, during the first quarter of 2004 the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility has been terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon signing of the termination agreement, which also provides for payments to the landlord of an additional $1,250,000, in installments, during the period from April 2004 through March 2006. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. Reference is made to Footnote I of the Notes to Consolidated Financial Statements for additional information concerning the termination of this lease.

       On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, (the "Investor"), loaned $350,000 to the Company pursuant to the terms of a convertible subordinated promissory note (the "Note") issued by the Company to the Investor. The Note is expressly subordinate in right of payment to the Company's senior secured debt, has a maturity of three years, and pays interest at an annual rate of 7 percent, payable quarterly. The Investor has the option at maturity to convert the principal amount of his Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company, or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 10% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option, may prepay the Note at any time without premium or penalty.

The Company is also a party to employment agreements with certain of its executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

Cash flows

       Cash used in operations totaled $2,729,000 in 2003 compared to cash used in operations of $2,972,000 in 2002. Cash used in operations in 2003 was due principally to the operating loss, increases in accounts receivable and certain prepaid and other current assets, and decreases in accounts payable, accrued and other long term obligations, offset in part by decreases in inventory and income taxes recoverable. In 2002 cash used in operations was due principally to the operating loss, increases in accounts receivable and certain prepaid and other current assets, and decreases in accounts payable, accrued and other long term obligations, and deferred credits. Cash was provided by decreases in inventory and recoverable income taxes. In 2001, cash used in operations was due primarily to the net loss and decreases in accounts receivable reserves and certain other accrued and other long-term liabilities. Working capital decreased by $3,065,000 in 2003 mainly due to decreases in inventory and income taxes recoverable and increases in notes payable to banks and accounts payable, partially offset by an increase in accounts receivable and decreases in accrued royalties payable and other liabilities.

       Cash used in investing activities in 2003 of $303,000 was for capital expenditures and premiums on life insurance policies. Cash provided by investing activities of $2,830,000 in 2002 was primarily associated with the proceeds from the surrender of certain life insurance policies owned by the Company in connection with its 1993 Deferred Compensation plan (the "1993 Plan"). During the third quarter of 2002, the Company completed the termination its 1993 Plan, surrendered the underlying insurance policies, and used the proceeds to distribute all vested benefits to participants. In 2001, the sale of certain assets associated with the women's costume jewelry division and of the Company's South Norwalk, Connecticut manufacturing facility provided $10,362,000 in net cash from investing activities. Capital expenditures were $62,000, $187,000 and $660,000 in 2003, 2002 and 2001, respectively.

Capital Expenditures

       The Company expects that cash from operations and availability under a new financing agreement currently under negotiation and expected to close within 60 to 90 days will be sufficient to fund its ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

Forward Looking Statements

       Certain of the preceding paragraphs contain "forward looking statements" which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers should note that these statements may be impacted by, and the Company's actual performance may vary as a result of, a number of factors including general economic and business conditions, continuing sales patterns, pricing, competition, consumer preferences, and other factors. Reference is also made to the information set forth under the caption "Forward Looking Statements" which appears before Part I of this Form 10-K, which is incorporated by reference herein.

Recent Accounting Pronouncements

       In November 2002, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on our financial position, results of operations or cash flows.

       In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

       In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

       In December 2003, the FASB issued a revision to FASB Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity, or VIE, to a broader group of entities than those previously considered special-purpose entities, or SPE's, and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE's did not have an impact on our financial position, results of operations, or cash flows. We currently do not expect the application of this interpretation with respect to other types of VIE's to have an impact on our financial position, results of operations, or cash flows.

       In December 2003, the Securities and Exchange Commission, or SEC, published Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have an effect on our financial position, results of operations, or cash flows.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.

       The Company sells products primarily to major retailers within the United States. The Company's three largest customers accounted for approximately 30% of consolidated trade receivables (gross of allowances) in 2003, 43% in 2002 and 37% in 2001.

       The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's revolving credit facility is presently the prime rate plus 3.25%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products. The Company purchases substantially all of its men's personal leather items and belts from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to the Company and therefore have a negative effect on the Company's results.

Item 8.          Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SWANK, INC. AND SUBSIDIARIES

Report of Independent Accountants, BDO Seidman, LLP	22

Report of Independent Accountants, PricewaterhouseCoopers, LLP	23

Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002	24

Consolidated Statements of Operations for the Years Ended	25
December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended	26
December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended	27
December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements	28 - 45

Financial Statement Schedule II	60

     All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

Independent Auditors' Report
Board of Directors
Swank, Inc.
Attleboro, Massachusetts

We have audited the accompanying consolidated balance sheets of Swank, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2002 and 2003, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 56, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and is not in compliance with the covenant under its financing agreement. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

February 13, 2004 (except with respect to certain matters

discussed in Notes I and M as to which the date is April 1, 2004)
Boston, Massachusetts

Report of Independent Auditors

To Board of Directors and Shareholders

of Swank, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) on page 51 through 52, present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(1) on page 51 through 52 for the year ended December 31, 2001, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2002, except for

the third paragraph of Note D for

which the date is May 7, 2002

Swank, Inc. Consolidated Balance Sheets as of December 31 (Dollars in thousands) Assets	2003	2002

Current:
Cash and cash equivalents	$ 727	$ 651
Accounts receivable, less allowances of $5,802 and $7,374	12,761	10,312
Inventories, net:
Raw materials	162	3,497
Work in process	1,115	1,546
Finished goods	13,248	11,594

	14,525	16,637
Recoverable income taxes	-	1,506
Prepaid and other current assets	798	1,284

Total current assets	28,811	30,390

Property, plant and equipment, at cost:
Land and buildings	3,568	3,568
Machinery, equipment and software	8,029	11,265
Machinery and equipment held for sale	175	-
Leasehold improvements	1,737	1,737
Equipment under capital leases	1,471	1,471

	14,980	18,041
Less accumulated depreciation and amortization	13,511	15,985

Net property, plant and equipment	1,469	2,056
Other assets	3,755	3,144

Total Assets	$ 34,035	$ 35,590

Liabilities

Current:
Notes payable to banks	$ 15,055	$ 11,971
Accounts payable	2,768	2,349
Accrued employee compensation	1,181	1,198
Accrued royalties payable	723	1,313
Income taxes payable	426	772
Other liabilities	1,924	2,988

Total current liabilities	22,077	20,591
Long-term obligations and deferred credits	9,018	9,464

Total Liabilities	31,095	30,055

Commitments and contingencies (Note I)
Stockholders' Equity

Preferred stock, par value $1.00:
Authorized - 1,000,000 shares	-	-
Common stock, par value $.10:
Authorized -- 43,000,000 shares:
issued - 5,633,712 shares	563	563
Capital in excess of par value	1,440	1,440
Retained earnings	1,265	3,885
Accumulated other comprehensive (loss)	(92)	(117)
Treasury stock at cost, 111,222 shares	(236)	(236)

Total stockholders' equity	2,940	5,535

Total Liabilities and Stockholders' Equity	$ 34,035	$ 35,590

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc. Consolidated Statements of Operations For Each of the Three Years Ended December 31 (In thousands, except share and per share data)	2003	2002	2001

Net sales	$ 94,845	$ 100,011	$ 87,812
Cost of goods sold -- operations	67,123	71,857	61,831
Cost of goods sold - restructuring	1,360	-	-

Total cost of goods sold	68,483	71,857	61,831
Gross profit	26,362	28,154	25,981
Selling and administrative expenses	27,540	30,618	30,397
Restructuring expenses	280	-	473

(Loss) from operations	(1,458)	(2,464)	(4,889)

Interest expense, net	1,162	1,144	1,422
Other (income)	-	(640)	-

(Loss) before (benefit) for income taxes and minority interest	(2,620)	(2,968)	(6,311)
(Benefit) for income taxes	-	(2,594)	(267)

(Loss) from continuing operations	$ (2,620)	$ (374)	$ (6,044)

Discontinued operations: (Loss) from discontinued operations, net of income tax (benefit) of $(505)	-	-	(3,717)
Income (loss) on disposal of discontinued operations, net of income tax (benefit) of $0 and $(810),	-	300	(5,957)

Income (loss) from discontinued operations	-	300	(9,674)

Net (loss)	$ (2,620)	$ (74)	$ (15,718)

Basic and fully diluted net income (loss) per common share:
Continuing operations	$ (.47)	$ (.06)	$ (1.10)
Discontinued operations	-	.05	(1.75)
Net (loss) per common share	$ (.47)	$ (.01)	$ (2.85)
Basic and fully diluted weighted average common shares outstanding	5,522,490	5,522,490	5,522,490

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc.
Consolidated Statements of Changes in Stockholders' Equity

For Each of the Three Years Ended December 31, 2003, 2002 and 2001 (Dollars in thousands)	Common Stock, Par Value $.10 Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Employee Benefits Shares Amount		Treasury Stock Shares Amount		Total Stockholders' Equity

Balance, December 31, 2000	5,633,712	$ 563	$ 1,440	$ 19,677	$ 88	180,658	$ (286)	111,222	$ (236)	$ 21,246

Net (loss)				(15,718)						(15,718)
Other comprehensive income (loss):
Currency translation adjustment					(88)					(88)
Minimum pension liability					(85)					(85)
Total comprehensive (loss)										(15,891)
Payments from retirement plan						(180,658)	286			286

Balance, December 31, 2001	5,633,712	563	1,440	3,959	(85)	-	-	111,222	(236)	5,641

Net (loss)				(74)						(74)
Other comprehensive (loss): Minimum pension liability					(38)					(38)
Unrealized gain on securities available for sale					6					6
Total comprehensive (loss)										(106)

Balance, December 31, 2002	5,633,712	563	1,440	3,885	(117)	-	-	111,222	(236)	5,535

Net (loss)				(2,620)						(2,620)
Other comprehensive income: Minimum pension liability					13					13
Unrealized gain on securities available for sale					12					12
Total comprehensive (loss)										(2,595)

Balance, December 31, 2003	5,633,712	$ 563	$ 1,440	$ 1,265	$ (92)	-	$ -	111,222	$ (236)	$2,940

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc. Consolidated Statements of Cash Flows (Dollars in thousands) For Each of the Three Years Ended December 31	2003	2002	2001

Cash flow from operating activities:
Net (loss)	$ (2,620)	$ (74)	$ (15,718)
Adjustments to reconcile net (loss) to net cash (used in) operations:
(Gain) loss on disposal of division	-	(300)	5,957
(Recoveries) provision for bad debt	(194)	448	(226)
Depreciation and amortization	711	759	904
Loss (gain) on sale of equipment and investments	116	(18)	40
Amortization of deferred gain on sale of building	(467)	(467)	(311)
Decrease in deferred income taxes	-	-	1,450
(Increase) decrease in cash surrender value of life insurance	(123)	3	416
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,254)	(1,694)	4,096
Decrease in inventories	2,111	3,812	5,794
(Increase) decrease in prepaid and other assets	(94)	(382)	859
Decrease (increase) in recoverable income taxes	1,661	1,526	(1,091)
(Decrease) in accounts payable, accrued and other liabilities	(1,251)	(4,726)	(1,202)
(Decrease) increase in income taxes payable	(346)	423	349
Increase (decrease) in long-term obligations and deferred credits	21	(2,282)	(1,829)

Net cash (used in) operations	(2,729)	(2,972)	(512)

Cash flow from investing activities:
Capital expenditures	(62)	(187)	(660)
Proceeds from sale of building and equipment	-	18	5,822
Proceeds from sale of marketable securities	-	317	-
Proceeds from sale of division	-	-	4,540
Proceeds from surrender of life insurance policies	-	2,935	-
Premiums on life insurance	(241)	(253)	(257)

Net cash (used in) provided by investing activities	(303)	2,830	9,445

Cash flow from financing activities:
Borrowings under revolving credit agreements	52,869	42,167	47,523
Payments of revolving credit obligations	(49,784)	(42,301)	(56,521)
Principal payments on long-term debt	(2)	(15)	(158)
Payments from retirement plan	-	-	286

Net cash provided by (used in) financing activities	3,083	(149)	(8,870)

Accumulated other comprehensive income (loss)	25	(32)	(88)

Net increase (decrease) in cash and cash equivalents	76	(323)	(25)
Cash and cash equivalents at beginning of year	651	974	999

Cash and cash equivalents at end of year	$ 727	$ 651	$974

Cash paid during the year for:
Interest	$ 1,076	$1,170	$1,551
Income taxes	$ 48	$89	$160

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements

A.          The Company

       The Company is currently engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates a number of factory outlet stores primarily to distribute excess and out of line merchandise. See Note K to the consolidated financial statements.

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities during each of the three years ended December 31, 2003, 2002, and 2001 which the Company was able to fund from the 1998 Revolving Credit Agreement and the 2003 Loan Agreement, both discussed below. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. The Company's success going forward will be dependent on, among other things, attaining adequate credit facilities to finance working capital requirements during 2004; achieving planned sales revenue; implementing the cost control initiatives identified in 2003 and early 2004; and ultimately, returning to profitability.

       Over the past several years, the Company has taken certain steps intended to improve its results from operations and cash flows including the closing of its Attleboro, Massachusetts and Cartago, Costa Rica and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to its Connecticut facility and sold certain assets and discontinued the remaining operations associated with its women's costume jewelry division. Since 2001, the Company has also instituted a number of process improvements designed to eliminate waste and improve operating efficiencies. The net proceeds of the sale-leaseback transaction and the sale of the women's jewelry assets of $6,100,000 and $4,600,000, respectively, were used to reduce the Company's outstanding revolving credit balance in 2001. The Company also received federal income tax refunds of $1,648,000 in 2003, offset by Internal Revenue Service audit adjustments of $632,000 in connection with fiscal years 1996 through 2001, and $4,247,000 during 2002.

       At December 31, 2001 and 2002, the Company was not in compliance with certain covenants as required by the Revolving Credit and Security Agreement dated July 27, 1998 (the "1998 Revolving Credit Agreement") between the Company and PNC Bank, National Association (the "Bank"), as amended from time to time.

       On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (as amended to date, the "2003 Loan Agreement") with Congress Financial Corporation (New England) ("Congress"). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 between the Company and PNC Bank, National Association (as amended, the "1998 Revolving Credit Agreement") and is collateralized by substantially all of the Company's assets, including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

       As previously announced, as of September 30, 2003, the Company was not in compliance with the EBITDA covenant in the 2003 Loan Agreement. Since that date, and from that date through the date of this Form 10-K, the Company has not been in compliance with the covenant, which is measured, on a cumulative basis, as at the end of each month. As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the customary rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. The Company has had discussions recently with several prospective lenders, as well as with Congress, with regard to proposed new credit arrangements that would provide the Company with adequate financing to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new financing agreement with one of those lenders and anticipates finalizing a new credit agreement within the next 60 to 90 days. At December 31, 2003, $521,000 was included in other assets on the Company's Consolidated Balance Sheet in connection with unamortized deferred financing fees associated with the 2003 Loan Agreement.

       Although no assurances can be given, the Company believes that obtaining adequate credit facilities, achieving its revenue plan for 2004 and continuing the current program of cost control initiatives will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern in its present form

B.          Summary of Significant Accounting Policies

Basis of Presentation

       The consolidated financial statements include the accounts of Swank, Inc., its former majority-owned Costa Rican subsidiary, and a former wholly-owned foreign sales corporation. The Company closed the Costa Rican subsidiary in 2001 (see Note A above). All intercompany amounts have been eliminated. Amounts are in thousands except for per share data.

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

       Sales to the Company's three largest customers accounted for approximately 13%, 11%, and 10% of consolidated net sales in 2003; approximately 15%, 14%, and 11% respectively, in 2002; and approximately 16%, 15%, and 12% respectively, in 2001. In addition, sales to a fourth customer accounted for approximately 10% of consolidated net sales in 2003 and 2001. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2003, 2002 or 2001. Exports to foreign countries accounted for less than 4% of consolidated net sales in fiscal year 2003 and less than 5% of consolidated net sales in each of the Company's fiscal years ended December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included on the balance sheet in prepaid and other current assets are securities available for sale of approximately $48,000 and $37,000 at December 31, 2004 and 2003, respectively.

Allowances for Accounts Receivable

       The Company's allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts and cooperative advertising are reflected in selling and administrative expenses. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential bad debt losses. The Company does not typically require collateral from its customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of the Company's share of certain promotions by its retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2003, 2002 and 2001 were $(194,000), $448,000 and $(226,000), respectively.

Concentration of Credit Risk

       The Company sells products primarily to major retailers within the United States. The Company's three largest customers accounted for approximately 10%, 8% and 12%, respectively, of consolidated trade receivables (gross of allowances) at December 31, 2003 and approximately 10%, 20% and 13%, respectively, at December 31, 2002.

       The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's 2003 Loan Agreement is presently the prime rate plus a maximum margin of 3.25%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products.

          The Company purchases substantially all of its small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on the Company's small leather goods business in the short-term depending upon the Company's inventory position and on the seasonal shipping requirements at that time. However, the Company believes that alternative sources for small leather goods are available and could be utilized by the Company within several months. The Company also purchases substantially all of its finished belts and other accessories from a number of suppliers in the United States and abroad. The Company believes that alternative suppliers are readily available for substantially all such purchased items.

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

       The Company's capital lease obligations for certain equipment are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. The cost of the leased assets is amortized on a straight-line basis over the lesser of the term of the lease obligation or the life of the asset, generally 3 to 5 years. As of December 31, 2004, the capital lease assets were fully depreciated and the capital lease obligations have been fully satisfied.

       Expenditures for maintenance and repairs and minor renewals are charged to expense; betterments and major renewals are capitalized. Upon disposition, cost and related accumulated depreciation are removed from the accounts with any related gain or loss reflected in results of operations.

       In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, but retains FAS 121's fundamental provisions for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. FAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations. The Company adopted SFAS 144, effective January 1, 2002.

       The Company reviews the carrying value of its long-lived assets whenever events and circumstances indicate that the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If such assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. During the fourth quarter of 2003, the Company wrote-down the carrying value of certain machinery and equipment at its Norwalk, CT facility, to its estimated fair market value, and recognized an expense of $99,000, which was included in restructuring expenses for the year ending December 31, 2003.

Fair Value of Financial Instruments

       The carrying value of notes payable to banks approximates their fair value due to their variable interest rates.

Advertising Costs

       The Company charges advertising costs to expense as they are incurred. During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs to net revenue and in-store fixturing and display expenditures to cost of goods sold. Both had previously been classified within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the year ended December 31, 2003 by $676,000; increased cost of sales by $378,000; and reduced selling and administrative expense by $1,054,000. For the year ended December 31, 2002, the adoption of EITF 01-9 reduced net sales by $911,000; increased cost of sales by $539,000; and reduced selling and administrative expense by $1,450,000. For the year ended December 31, 2001, the adoption of EITF 01-9 reduced net sales by $756,000; increased cost of sales by $255,000; and reduced selling and administrative expense by $1,011,000.

Environmental Costs

       In accordance with AICPA Statement of Position 96-1, Environmental Remediation Liabilities, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or the Company's commitment to a formal plan of action or other appropriate benchmark.

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

       Had compensation expense for the Company's Stock Plans been determined consistent with FAS 123, the pro forma net (loss) per share would have been as follows:

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2003	2002	2001

Net (loss) as reported	$ (2,620)	$ (74)	$ (15,718)
Add: Stock-based employee compensation included in reported net (loss)	-	-	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	-	-	(86)
Pro forma net (loss)	$ (2,620)	$ (74)	$ (15,804)
Basic and fully diluted net (loss) income per share:
As reported:
Continuing Operations	$ (.47)	$ (.06)	$ (1.10)
Discontinued Operations	-	.05	(1.75)
Net (loss)	$ (.47)	$ (.01)	$ (2.85)
Pro forma:
Continuing Operations	$ (.47)	$ (.06)	$ (1.11)
Discontinued Operations	-	.05	(1.75)
Net (loss)	$ (.47)	$ (.01)	$ (2.86)

For options granted in 2003, 2002 and 2001, the Company used the Black-Scholes model to calculate the estimated weighted average fair values assuming no dividends, using a risk-free rate of 6.5%, an expected volatility of 99% and expected lives of 5 years.

Net Income (loss) per Share

       Net income (loss) per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by the Company's employee stock ownership plan and deemed to be allocated to participants. Net income (loss) per share assuming full dilution includes the effects of options. For the years ended December 31, 2003, 2002 and 2001, basic net loss per share is equal to fully diluted net loss per share as the effect of all options is anti-dilutive.

Comprehensive Income

       Reporting comprehensive income requires that certain items recognized under generally accepted accounting standards as separate components of stockholders' equity be reported as comprehensive income in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) was $25,000 and ($32,000) in 2003 and 2002, respectively. Income in 2003 resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to the Company's defined benefit plan and from unrealized gains on securities available for sale. The loss of $(32,000) in 2002 was principally due to adjustments of actuarial gains and losses relating to the Company's defined benefit plan.

Reclassifications

       Certain prior year amounts have been reclassified to be consistent with the current year's presentation.

Recent Accounting Pronouncements

       In November 2002, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on our financial position, results of operations or cash flows.

       In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" as initially defined in SFAS No. 133) to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

       In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

       In December 2003, the FASB issued a revision to FASB Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity, or VIE, to a broader group of entities than those previously considered special-purpose entities, or SPE's, and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE's did not have an impact on our financial position, results of operations, or cash flows. We currently do not expect the application of this interpretation with respect to other types of VIE's to have an impact on our financial position, results of operations, or cash flows.

       In December 2003, the Securities and Exchange Commission, or SEC, published Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have an effect on our financial position, results of operations, or cash flows.

C.          Restructuring Charges

       During the fourth quarter of 2003, the Company ceased manufacturing operations at its belt and suspender manufacturing facility in Norwalk, Connecticut and began sourcing its entire belt and suspender merchandise requirements from third-party vendors. As part of this transition, beginning early in the third quarter the Company gradually began to reduce production levels at Norwalk and subsequently reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. In connection with the plant closure, the Company recorded and included in cost of goods sold during the fourth quarter $1,360,000 in non-recurring charges associated with obsolete raw materials and supplies. In addition, the Company also recorded during the fourth quarter a $280,000 restructuring charge associated with severances and other expenses incurred in connection with the plant closure. The Company was also evaluating its ability to sublease the Norwalk facility at a rate sufficient to cover its costs and accordingly, no loss on the lease was recorded. The restructuring charge is stated separately in the accompanying Consolidated Statements of Operations for the year ending December 31, 2003. During 2003, $181,000 was paid representing all of the severance liability payable to the affected employees. The $99,000 balance of 2003's restructuring charge represents a reduction in the cost basis of the machinery and equipment formerly used in the Company's belt and suspender manufacturing operations. No restructuring expenses were recorded in 2002.

       Early in 2001, management determined that the Company would intensify its efforts to reduce costs throughout the organization to streamline operations and reduce net cash requirements. As a consequence of this strategy, the Company recorded a restructuring charge of $845,000 in the first quarter of 2001 for employee severance and related payroll costs associated with staff reductions primarily within certain sales and administrative departments affecting approximately 93 employees. Of the $845,000 charge recorded in 2001, $372,000 was included within discontinued operations and $473,000 was included in the results of continuing operations. The restructuring charges are stated separately in the Consolidated Statements of Operations. During 2002, the Company paid the remaining liability of $8,000, which was included in Other Liabilities on the Company's Consolidated Balance Sheet at December 31, 2001.

D.          Short-Term Borrowings

(Dollars in thousands)	2003	2002

Total lines	$ 30,000	$ 23,000
Weighted average interest rate	7.25%	5.75%
For the year:
Monthly average borrowing outstanding	17,055	16,828
Maximum borrowing outstanding at any month end	23,402	20,490
Monthly interest rate (weighted average)	6.28%	6.54%
Balance at December 31	15,055	11,971

       The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under the Company's revolving credit facility for seasonal working capital needs.

       On April 17, 2003, the Company signed a new $30,000,000 Loan and Security Agreement (as amended to date, the "2003 Loan Agreement") with Congress Financial Corporation (New England) ("Congress"). The new financing replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 between the Company and PNC Bank, National Association (as amended, the "1998 Revolving Credit Agreement") and is collateralized by substantially all of the Company's assets, including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2003 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The original terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wachovia Bank, National Association's ("Wachovia") prime lending rate plus 1.25%, or at Wachovia's Eurodollar rate plus 3.25%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

       As previously announced, as of September 30, 2003, the Company was not in compliance with the EBITDA covenant in the 2003 Loan Agreement. Since that date, and from that date through the date of this Form 10-K, the Company has not been in compliance with the covenant, which is measured, on a cumulative basis, as at the end of each month. As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the stated maximum rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. The Company has had discussions recently with several prospective lenders, as well as with Congress, with regard to proposed new credit arrangements that would provide the Company with adequate financing to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new financing agreement with one of those lenders and anticipates finalizing a new credit agreement within the next 60 to 90 days. At December 31, 2003, $521,000 was included in other assets on the Company's Consolidated Balance Sheet in connection with unamortized deferred financing fees associated with the 2003 Loan Agreement.

At December 31, 2002 and 2001, the Company was not in compliance with certain covenants as required by the 1998 Revolving Credit Agreement as amended, between the Company and PNC Bank, National Association.  PNC Bank, NA subsequently waived those requirements as of and for the quarters ended December 31, 2002 and 2001.

E.          Income Taxes

The components of income taxes are as follows:
(Dollars in thousands)

Provision (benefit) for income taxes:	2003	2002	2001

Currently payable (recoverable):
Federal	$ -	$ (2,594)	$ (3,032)
	-
Deferred:
Federal	-	-	1,450
		-	1,450

Total provision (benefit)	$ -	$ (2,594)	$ (1,582)

Deferred tax provision (benefit):

Deferred compensation	126	1,095	542
Corporate owned life insurance	-	-	(1,097)
Gain on sale of assets	240	185	(1,739)
Federal NOL carryforwards	(921)	420	(1,042)
State NOL carryforwards	(224)	(356)	(687)
AMT credit carryforwards	-	(562)	(175)
Other items	99	(383)	892
Valuation allowance	680	(399)	4,756

	$ -	$ -	$ 1,450

A reconciliation of the Company's effective income tax rate is as follows:

Statutory federal income tax rate	(34.0) %	(34.0) %	(34.0) %
State income taxes, net of federal tax benefit	(8.6)	8.0	(5.1)
Life insurance	-	-	1.8
Valuation allowance	37.8	(19.6)	27.5
Curtailment loss on post-retirement plan	-	(4.4)	-
Deferred expenses from sale of women's division	-	(10.1)	-
Foreign tax rate differentials	-	-	.3
AMT credits	-	(24.8)	-
Other items, net	4.8	(2.5)	.3

	- %	(87.4)%	(9.2)%

Components of the net deferred tax asset:

Deferred tax assets:
Accounts receivable reserves	$ 1,335	$ 1,567	$ 1,577
Deferred compensation	487	613	1,708
Inventory capitalization	489	520	520
Postretirement benefits	1,355	1,220	1,096
Inventory reserves	315	336	336
Workman's compensation	184	169	133
Termination costs	1	4	40
Gain on sale of assets	1,405	1,645	1,830
Federal NOL carryforwards	1,543	622	1,042
State NOL carryforwards	1,632	1,408	1,052
AMT credit carryforwards	737	737	175
Environmental costs	566	600	640
Other	378	365	143
Gross deferred asset	10,427	9,806	10,292
Deferred tax liabilities:

Depreciation	(182)	(241)	(328)
Valuation allowance	(10,245)	(9,565)	(9,964)

Net deferred tax asset	$ -	$ -	$ -

       At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $4,538,000 and $29,670,000 which expire through 2023 and 2008, respectively. The alternative minimum tax credit carryforward of approximately $737,000 at December 31, 2003, currently does not expire.

F.          Long-Term Obligations

Long-term obligations, excluding the current portion, at December 31, were as follows:

(Dollars in thousands)	2003	2002

Benefits under 1987 Deferred Compensation
Plan and Postretirement benefits (See Note G)	$ 4,079	$ 3,943
Environmental liabilities (See Note I)	1,379	1,414
Supplemental death benefits	49	50
Deferred gain on sale of assets (See Note I)	2,958	3,426
Obligation on property sublease	553	631

	$ 9,018	$ 9,464

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

       The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses for the Company's contributions to the Plan were $17,000, $47,000 and $218,000 in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Plan held a total of 3,223,184 and 3,279,299 shares, respectively, of the Company's outstanding stock, all of which has been allocated to participants. The Company from time to time makes loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2003 or December 31, 2002.

       In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock. Purchases will be made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by the Company to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 96,667 shares. There were no shares purchased during 2003 or 2002.

       The Company provides postretirement life insurance, supplemental pension and medical benefits for certain groups active and retired employees. The postretirement medical plan is contributory, with contributions adjusted annually; the death benefit is noncontributory. The Company recognizes the cost of postretirement benefits over the period in which they are earned and amortizes the transition obligation for all plan participants on a straight-line basis over a 20 year period which began in 1993.

       The following table sets forth a reconciliation of the beginning and ending balances of the Company's postretirement benefits and defined benefits under its 1987 Deferred Compensation Plan described below:
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits

Change in Benefit Obligation	2003	2002	2003	2002

Benefit obligation at beginning of year:	$ 5,948	$ 5,192	$ 1,591	$ 1,873
Service cost	14	11	-	-
Interest cost	354	375	62	99
Participants' contributions	20	12	-	-
Amendments	-	(2)	-	-
Actuarial (gain) loss	343	663	14	55
Benefits paid	(202)	(303)	(433)	(436)

Benefit obligation at end of year	$ 6,477	$ 5,948	$ 1,234	$ 1,591

Change in Plan Assets

Fair value of plan assets at beginning of year	$ -	$ -	$ -	$ -
Employer contributions	183	291	433	436
Participants' contributions	20	12	-	-
Benefits paid	(203)	(303)	(433)	(436)
Fair value of Plan assets at end of year	-	-	-	-
Funded status	$ (6,477)	$ (5,948)	$ (1,234)	$ (1,591)
Unrecognized actuarial (gain) loss	1,998	1,748	109	123
Unrecognized transition obligation	1,047	1,167	-	-

Accrued benefit cost (1)	$ (3,432)	$ (3,033)	$ (1,125)	$ (1,468)

        (1)     Amounts totaling $587,000 and $683,000 have been included in accrued employee compensation as of December 31, 2003 and 2002, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

       The weighted-average discount rate used in determining the accumulated benefit obligations was 5.75%, 6.10%, and 6.95% at December 31, 2003, 2002, and 2001, respectively. For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered Medicare Part B health care benefits is assumed for 2003 and all years thereafter. An 11.0% annual rate of increase in the per capita cost of AARP Medicare Supplemental Coverage is assumed for 2003. This rate is assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter. A 7.7% annual rate of increase in the per capita cost for Pre-65 Continuation of Medical Coverage is assumed for 2003. This rate is assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter.

       The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 4.5%, 6.0%, and 6.5% at December 31, 2003, 2002, and 2001, respectively.

       Net periodic postretirement and defined benefit cost for 2003, 2002 and 2001 included the following components:
(Dollars in thousands)	Postretirement Benefits			Defined Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$ 14	$ 11	$ 20	$ -	$ -	$ -
Interest cost	354	375	344	62	99	126
Recognized actuarial (gain) loss	94	78	38	28	17	12
Amortization of transition obligation	119	120	120	-	-	-
Net periodic benefit costs included in selling and administrative expenses	$ 581	$ 584	$ 522	$ 90	$ 116	$ 138

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

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $14,000 and the postretirement benefit obligation by $245,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $12,000 and the postretirement benefit obligation by $219,000, respectively.

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

       In 1993, the Company established a deferred compensation plan for certain key executives (the "1993 Plan") that provided for payments of the amounts deferred and the earnings thereon upon retirement, death or other termination of employment. In connection with the 1993 Plan, the Company purchased variable life insurance contracts on the lives of participants and on certain other employees which had been held in a grantor trust. During the third quarter of 2002, the Company determined that it would be advantageous to terminate the 1993 Plan and surrendered the underlying insurance policies. The proceeds were used to distribute all remaining vested benefits to participants as of the termination date. At December 31, 2003 and 2002, the Company had no remaining liability under the 1993 Plan. The net cost incurred by the Company related to the 1993 Plan was $70,000 in both 2002 and 2001 and was included in selling and administrative expenses. No costs were incurred in connection with the 1993 Plan in 2003.

       The Company uses loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that the Company has the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $5,724,000 and $5,498,000 at December 31, 2003 and 2002, respectively, which is included in other assets, net of policy loans aggregating approximately $2,558,000 and $2,447,000 respectively. The Company has no intention of repaying any policy loans and expects that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $143,000, $142,000 and $137,000 in 2003, 2002 and 2001, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 5.7%, 5.7%, and 6.0% at December 31, 2003, 2002 and 2001, respectively.

H.          Stock Options

       In 1994, the Company established a directors' stock option plan pursuant to which options may be granted to non employee directors to purchase 50,000 shares of Common Stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. The Company granted options for 3,333 and 3,333 shares of Common Stock under this plan in 2003 and 2002, respectively. No options were granted in 2001. At December 31, 2003, a total of 6,667 shares of Common Stock were reserved for future grants under the directors' plan.

       In April 1998, the Company's stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "1998 Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits the Company's Board to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. The Company granted options for 725,000 shares under the 1998 Plan in 2001. These shares vest immediately. No awards were granted by the Board in either 2003 or 2002. At December 31, 2003, a total of 375,000 shares of Common Stock were reserved for future grants under the 1998 Plan.

       The following table summarizes stock option activity for the years 2001 through 2003:

		Weighted Average
	Option Shares	Exercise Price

Outstanding at December 31, 2000	231,967	$ 2.83
Forfeited	(26,667)	2.81
Expired	(185,300)	2.81
Granted	725,000.17
Outstanding at December 31, 2001	745,000	$ .25
Forfeited	(106,668)	.35
Expired	(3,332)	2.34
Granted	3,333.18
Outstanding at December 31, 2002	638,333	$ .22

Forfeited	-	-

Expired	(3,333)	3.84

Granted	3,333.22

Outstanding at December 31, 2003	638,333	$ .20

       For options granted in 2003, 2002 and 2001, the Company used the Black-Scholes model to calculate the estimated weighted average fair values, assuming no dividends, which were approximately $.14, $.14, and $.13, respectively, using a risk-free rate of 6.5%, and an expected volatility of 99% in each year, and expected lives of 5 years in each of 2003, 2002 and 2001, respectively. Pro forma net (loss) and pro forma net (loss) per share for options granted using the fair value method was approximately $(2,620,000) and $(.47) per share in 2003, $(74,000) and $(.01) per share in 2002 and $(15,804,000) and $(2.86) per share in 2001. The impact of the option grants in 2003 and 2002 was immaterial and did not change the reported amounts of proforma net (loss) and proforma net (loss) per share from those reported amounts before their inclusion.

       Options outstanding as of December 31, 2003 were as follows:

		Weighted	Weighted		Weighted
Exercise	Shares	Average	Average	Shares	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$.17	625,000	2.92	$ .17	625,000	$ .17
$.18 - $3.66	13,333	2.42	$ 1.62	13,333	$ 1.62

Total	638,333	2.91	$ .20	638,333	$ .20

       At December 31, 2003 and 2002, all outstanding stock options were exercisable and the weighted-average exercise prices were $.20 and $.22, respectively.

I.          Commitments and Contingencies

       The Company leases certain of its warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expenses amounted to $3,248,000, $3,014,000 and $3,361,000 in 2003, 2002 and 2001 respectively.

       Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:
(Dollars in thousands)

2004	$ 2,422
2005	2,264
2006	1,481
2007	1,339
2008	1,211
Thereafter	1,676

Total minimum payments	$ 10,393

       On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in South Norwalk, Connecticut. The net proceeds to the Company of the sale of its manufacturing facility were approximately $5,800,000 reflecting a sale price of $6,100,000 less direct fees and expenses associated with the sale. Under the terms of the contract of sale, the Company was also required to fund an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. At December 31, 2003, the escrow fund balance was approximately $10,000. The sale-leaseback transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's Consolidated Balance Sheet at closing and is being amortized over the lease term. The Company recorded amortization income as an offset to the related rent expense included in cost of goods sold of $467,000 for the each of the years ended December 31, 2003 and 2002.

       During the first quarter of 2004, the Company and the landlord of its South Norwalk facility entered into a termination agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon signing of the agreement, which also provides for payments to the landlord of an additional $1,250,000, in installments, during the period from April 2004 through March 2006. During the first quarter of 2004, the Company anticipates that it will record a pretax net gain on the lease termination of approximately $1,400,000. The net gain consists of approximately $1,500,000 and $400,000 in charges to reflect the costs associated with terminating the Norwalk lease and the write-off of certain related fixed assets, respectively, offset by a credit of $3,300,000 reflecting the recognition of the unamortized balance of the deferred gain on the sale of Norwalk which was recorded at the time of the sale and lease-back transaction. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000.

       The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses to market certain products in specified territories, principally in the United States. The Company's licenses for "Tommy Hilfiger", "Geoffrey Beene", "Guess?", "Kenneth Cole", "Claiborne for Men", "Field & Stream" and "Pierre Cardin" collectively may be considered material to the Company's business. The Company is obligated to pay minimum royalty and advertising under certain license agreements as follows: 2004 - $6,708,000; 2005 - $1,398,000; and 2006 - $999,000. Generally, the license agreements require the Company to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. The Company also pays a percentage of net sales to a consulting firm controlled by one of the Company's directors in connection with a license agreement which that firm introduced to the Company. Royalty payments due by the Company in connection with this agreement were approximately $69,000, $68,000 and $66,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company regularly assesses the status of its license agreements and anticipates renewing those contracts expiring in 2004, subject to the negotiation of terms and conditions satisfactory to the Company.

       On June 7, 1990, the Company received notice from the United States Environmental Protection Agency ("EPA") that it, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund Site located in Massachusetts. This notice does not constitute the commencement of a proceeding against the Company or necessarily indicate that a proceeding against the Company is contemplated. The Company, along with six other PRP's, have voluntarily entered into an Administrative Order pursuant to which, inter alia, they have undertaken to conduct a remedial investigation/feasibility study ("RI/FS") with respect to the alleged contamination at the site.

       The remedial investigation of the site is ongoing, although it is anticipated that the RI/FS will be completed by the Spring of 2004.  EPA is expected to announce its Record of Decision during the summer of 2004.  The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law.  It is unlikely that this matter will have a material adverse effect on the Company's operating results, financial condition or cash flows because once the FS is approved by the EPA, the Company's obligation under its Consent Order will cease. The Company's share of costs for the RI/FS is being allocated on an interim basis at 12.52%. Due to the withdrawal of two PRP's, however, the Company expects that the respective shares of these costs in the future will be reallocated among the remaining members of the PRP Group. At December 31, 2003 and 2002 the Company had accrued approximately $1,045,000 and $1,179,000 respectively in connection with this site based on the assumption that the issues relating to the Company's future obligations, the availability of federal funding and the allocation of costs relating to the completion of the RI/FS, among others, may not be resolved for many years and that significant legal and technical fees and expenses may still be incurred prior to such resolution. The Company believes that it has adequate reserves for the potential costs associated with this site.

       In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island which was entered on August 28, 1992 by the U.S. District Court for the District of Rhode Island. The most likely scenario for remediation of ground water at this site is through natural attenuation which will be monitored over a period of up to 24 years. Estimates of the costs of remediation range from approximately $2,800,000 for natural attenuation to approximately $7,800,000 for other remediation. Based on current participation, the Company's share is 8.66% of approximately 75% of the costs. At December 31, 2003 and 2002 the Company had accrued approximately $389,000 and $409,000 respectively, in connection with this site based on the results of tests conducted in 2000 and 1999. Management believes that costs related to remediation of this site will not have a material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site. The Company believes that it has adequate reserves for the potential costs associated with this site.

       The estimated liability for costs associated with environmental sites is included in Long-term obligations in the accompanying Consolidated Balance Sheets (See Note F), exclusive of additional currently payable amounts of approximately $55,000 and $174,000 included in Other liabilities in 2003 and 2002, respectively. These amounts have not been discounted. Management believes that the accompanying financial statements include adequate provision for environmental exposures.

       In the ordinary course of business, the Company is contingently liable for performance under letters of credit of approximately $767,000 at December 31, 2003. The Company is required to pay a fee quarterly presently equal to 4.25% per annum on the outstanding letter of credit.

The Company is also a party to employment agreements with certain of its executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

J.          Promotional Expenses

       Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance the Company's business and, as described in Note I to the consolidated financial statements, certain license agreements require specified levels of spending. These expenditures are included in selling and administrative expenses in the year incurred.

       During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). As a result of adopting EITF 01-9, the Company has reclassified cooperative advertising costs as a reduction to net sales and in-store fixturing and display expenditures to cost of goods sold. Both had previously been classified as promotional expenditures within selling and administrative expense. The Company's adoption of EITF 01-9 reduced net sales for the year ended December 31, 2003 by $676,000; increased cost of sales by $378,000; and reduced selling and administrative expense by $1,054,000. For the year ended December 31, 2002, the adoption of EITF 01-9 reduced net sales by $911,000; increased cost of sales by $539,000; and reduced selling and administrative expense by $1,450,000. For the year ended December 31, 2001, the adoption of EITF 01-9 reduced net sales by $756,000; increased cost of sales by $255,000; and reduced selling and administrative expense by $1,011,000.

       Advertising and promotional expense exclusive of cooperative advertising and display expenditures, in 2003, 2002 and 2001, were $1,999,000, $2,016,000, and $1,255,000, respectively.

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

Discontinued Operations

       On July 23, 2001, the Company sold certain of its women's costume jewelry division's assets pursuant to an Agreement dated July 10, 2001 (the "Agreement") between the Company and K&M. Pursuant to the Agreement, the Company sold to K&M inventory, accounts receivable and miscellaneous other assets relating to the Company's Anne Klein, Anne Klein II, Guess?, and certain private label women's costume jewelry businesses. The purchase price paid by K&M to the Company at the closing of the transactions contemplated by the Agreement was approximately $4,600,000. K&M also assumed the Company's interest in its respective license agreements with Anne Klein, a division of Kasper A.S.L., Ltd., and Guess? Licensing Inc. and certain specified liabilities. The cash portion of the purchase price was subject to adjustment. In connection with the sale to K&M, the Company and K&M entered into an agreement whereby the Company provided certain operational and administrative services to and on behalf of K&M for a period of time extending from the closing date through December 31, 2001 (the "Transition Agreement"). As provided by the Transition Agreement, the Company was reimbursed by K&M in 2001 for its direct costs associated with performing the transition services. During 2002, the Company and K&M resolved all remaining purchase price and transition-related issues associated with the Agreement and recorded as an adjustment to the loss on disposal a reduction of $300,000 to the reserve it had established at December 31, 2001 to provide for potential claims. In 2001, Company recorded a non-recurring charge of $5,957,000 in connection with the disposal of it women's jewelry business, net of an income tax benefit of $810,000. The components of this charge are set forth below:
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

       The disposition of the women's jewelry business represents the disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, the results of this operation have been classified as discontinued, and prior periods have been adjusted with certain fixed overhead charges reallocated to the remaining Men's Accessories business segment.

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

(Dollars in thousands)	First	Second	Third	Fourth

2003
Net sales	$ 18,311	$ 22,385	$ 24,785	$ 29,364
Gross profit	4,554	6,601	6,563	8,644
Income (loss) from continuing operations	(2,634)	(544)	(567)	1,125
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	(2,634)	(544)	(567)	1,125
Net income (loss) per common share basic and diluted:
Continuing operations	$ (.48)	$ (.10)	$ (.10)	$ .21
Discontinued operations	-	-	-	-
Net income (loss)	$ (.48)	$ (.10)	$ (.10)	$ .21

2002
Net sales	$ 21,031	$ 22,763	$ 27,004	$ 29,213
Gross profit	5,082	7,046	7,858	8,168
Income (loss) from continuing operations	(1,669)	(945)	127	2,113
Income (loss) from discontinued operations	-	300	-	-
Net income (loss)	(1,669)	(645)	127	2,113
Net income (loss) per common share basic and diluted:
Continuing operations	$ (.30)	$ (.17)	$ .02	$ .39
Discontinued operations	-	.05	-	-
Net Income (loss)	$ (.30)	$ (.12)	$ .02	$ .39

M.          Subsequent Events

       As previously discussed in Footnote D, as of September 30, 2003, the Company was not in compliance with the EBITDA covenant in the 2003 Loan Agreement. Since that date, and from that date through the date of this Form 10-K, the Company has not been in compliance with the covenant, which is measured, on a cumulative basis, as at the end of each month. As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the stated maximum rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. The Company has had discussions recently with several prospective lenders, as well as with Congress, with regard to proposed new credit arrangements that would provide the Company with adequate financing to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new financing agreement with one of those lenders and anticipates finalizing a new credit agreement within the next 60 to 90 days. At December 31, 2003, $521,000 was included in other assets on the Company's Consolidated Balance Sheet in connection with unamortized deferred financing fees associated with the 2003 Loan Agreement.

       During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility has been terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon signing of the termination agreement, which also provides for payments to the landlord of an additional $1,250,000, in installments, during the period from April 2004 through March 2006. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. Reference is made to Footnote I of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the termination of this lease.

       On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, (the "Investor"), loaned $350,000 to the Company pursuant to the terms of a convertible subordinated promissory note (the "Note") issued by the Company to the Investor. The Note is expressly subordinate in right of payment to the Company's senior secured debt, has a maturity of three years, and pays interest at an annual rate of 7 percent, payable quarterly. The Investor has the option at maturity to convert the principal amount of his Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company, or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 10% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option, may prepay the Note at any time without premium or penalty.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       The Company engaged BDO Seidman, LLP ("BDO") as its new independent accountants as of October 18, 2002. During the Company's fiscal years ended December 31, 2000 and 2001, and the subsequent interim period through October 18, 2002, the Company did not consult with BDO regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.          Controls and Procedures.

       The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2003 of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no changes to the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       John J. Macht, who is 67 years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director of the Company in 1995 and is chairman of the Audit Committee.

       Raymond Vise, who is 82 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963 and is a member of the Audit Committee.

       The Company does not have an audit committee financial expert, within the meaning of the rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), serving on the Audit Committee of the Board of Directors. Despite its efforts, and in light of the recent operating results of the Company, to date the Company has not had success in attracting an audit committee financial expert to serve on the Board's Audit Committee. The Company intends to continue its efforts to add an audit committee financial expert to the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

       The Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the statements furnished to the Company to date, or written representations that no statements were required, the Company believes that all statements required to be filed by such persons with respect to the Company's fiscal year ended December 31, 2003 were all timely filed, except that Raymond Vise and John J. Macht each inadvertently filed one Form 4 late with regard to one transaction.

Code of Ethics

       The Company has adopted a Code of Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Item 11.          Executive Compensation.

Summary Compensation Table

       The following table sets forth certain summary information for each of the Company's fiscal years ended December 31, 2003, 2002 and 2001 concerning the compensation of the Company's chief executive officer and each of its four other most highly compensated executive officers:
	ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPEN-SATION (6)		AWARDS SECURITIES UNDERLYING OPTIONS/ SARs (#)	ALL OTHER COMPEN-SATION (9)

Marshall Tulin, Chairman of the Board (1)	2003	$260,000	---	--- --- ---		---	$ 586
	2002	260,000	---			---	442
	2001	289,167	---			75,000	476

John Tulin, President, and Chief Executive Officer (2)	2003	$410,000	---	$55,550	(7)	---	$ 586
	2002	$410,000	---	60,945	(7)	---	442
	2001	410,000	---	67,200	(7)	150,000	476

Eric P. Luft , Senior Vice President - Men's Division (3)	2003	$180,000	$170,955	--- --- ---		---	$ 6,449
	2002	180,000	218,464			---	442
	2001	180,000	190,476			75,000	2,516

James Tulin, Senior Vice President - Merchandising (4)	2003	$289,167	$ 64,867	$ 40,159	(8)	---	$ 6,038
	2002	285,000	---	30,270	(8)	---	442
	2001	285,000	---	43,503	(8)	75,000	476

Melvin Goldfeder Senior Vice President - Special Markets (5)	2003	$130,000	$174,062	---		---	$ 6,058
	2002	90,000	187,480	---		---	442
	2001	90,000	123,659	---		75,000	2,516

(1)    Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(2)    Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(3)    Mr. Luft's bonus amounts represent sales commissions. Mr. Luft is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements."

(4)    Mr. Tulin's bonus amounts represent sales commissions. Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(5)    Mr. Goldfeder's bonus amounts represent sales commissions.

(6)    Except as set forth for James Tulin and John Tulin, perquisites and other personal benefits during 2003, 2002, and 2001 did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.

(7)    This amount includes a special allowance of $43,200 in 2003, $49,200 in 2002 and $67,200 in 2001.

(8)    These amounts include automobile lease payments of $19,288 in 2003, $14,788 in 2002 and $21,120 in 2001 and a travel allowance of $10,800 in each of 2003, 2002 and 2001.

(9)    Amounts in this column for the fiscal year ended December 31, 2003 represent the value, as at December 31, 2003, of shares of Common Stock allocated to accounts of the Named Officers under the Retirement Plan of $2,682 for each of the Named Officers and premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers as follows:  Eric P. Luft-$5,863; James Tulin-$5,452; and Melvin Goldfeder-$5,472.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value Table

      During the Company's fiscal year ended December 31, 2003, no stock options were granted to or exercised by any of the Named Officers. The following table sets forth information with respect to the number and value of unexercised options held by the Named Officers as of the end of fiscal 2003. The closing price of a share of Common Stock of the Company on December 31, 2003 was $.15.

2003 FISCAL YEAR END OPTION VALUES
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

Compensation of Directors

       Each director who is not a full-time employee of or consultant to the Company receives an annual director's fee of $3,000 per meeting of the Board and $3,000 per Board committee meetings attended by him in person. Each director who is not a full-time employee of or consultant to the Company also received an annual director's fee $1,500 per meeting of the Board and $1,500 per Board committee meetings attended by him via teleconference. In addition, pursuant to the terms of the 1994 Plan, each director who is not a full-time employee of the Company or any subsidiary of the Company and who is in office immediately following each annual meeting of stockholders at which directors are elected, will, as of the date such meeting is held, automatically be granted an option to purchase 1,667 shares of Common Stock. During fiscal 2003, Messrs. Macht and Vise were each granted an option to purchase 1,667 shares of Common Stock at an exercise price per share of $.22, the fair market value per share of Common Stock on the date of the grant.

Employment Contracts and Severance Arrangements

       The Company is a party to an employment agreement with Marshall Tulin which provides for automatic renewal for successive one-year periods unless at least 10 days prior to its June 30 anniversary either the Company or Mr. Tulin decides not to further extend the term. Pursuant to such agreement, Mr. Tulin is employed as Chairman of the Board at a base salary of $250,000, plus such additional compensation, if any, as the Board of Directors shall determine. The Company is also a party to an employment agreement with John Tulin, which terminates on December 31, 2004. Pursuant to such agreement, Mr. Tulin is employed as Chief Executive Officer and receives a base salary of $410,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine. In addition, the Company is a party to an employment agreement with James Tulin, which terminates on December 31, 2004. Pursuant to such agreement, Mr. Tulin is employed as Senior Vice President-Merchandising and receives a base salary of $285,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine.

       The Company is a party to an amended and restated employment agreement with Eric P. Luft, pursuant to which Mr. Luft is employed as Senior Vice President -- Men's Division until June 30, 2004. The term of the employment agreement will automatically be extended for an additional period of one year on June 30, 2004 and on each subsequent June 30 unless at least 30 days prior to the then current expiration date either the Company or Mr. Luft shall determine not to extend the term. Pursuant to such agreement, Mr. Luft is to receive a base salary of $180,000 per year through fiscal 2003 and $144,000 per year for each calendar year thereafter, plus, except as provided below, annual commission compensation in an amount equal to the greater of (i) $160,000 per year through fiscal 2003 ($128,000 for each fiscal year thereafter) or (ii) commencing with fiscal year ending December 31, 2003, commission compensation calculated and payable in accordance with any commission compensation arrangement that may exist from time to time between the Company and Mr. Luft. Furthermore, in the event the Company terminates Mr. Luft's employment without cause, the Company has agreed to pay to Mr. Luft a sum equal to one year's base salary plus an additional amount equal to a pro rata portion of $270,000 for the number of months from the preceding July 1 to the last day of the calendar month in which his employment is terminated. However, pursuant to his employment agreement, in the event Mr. Luft's employment with the Company is terminated and he is entitled to receive amounts under such termination agreement, Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts.

       The Company has entered into termination agreements with Messrs. Marshall Tulin, John Tulin, James Tulin, Eric P. Luft and Melvin Goldfeder. Each termination agreement had an original expiration date of December 31, 2001 with an automatic annual extension commencing on December 31, 2001 and on each December 31 thereafter unless the Company shall have given 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a change in control of the Company (as defined in such agreements) during the term of such agreements, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may, within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).

Terminated Pension Plans

       In 1983, the Company terminated its pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments. The accrued annual benefits for Messrs. John Tulin, James Tulin, and Melvin Goldfeder are $13,116, $10,407, and $12,230, respectively.

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

      Under an agreement between the Company and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between the Company and licensors introduced to the Company by The Macht Group. Aggregate compensation earned by The Macht Group under this arrangement during 2003 was $68,900.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

       The following table sets forth information as of February 27, 2004 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of the Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	The New Swank, Inc. Retirement Plan 90 Park Avenue New York, NY 10016	3,223,184(1)(2)	58.4%

Common Stock	Marshall Tulin 90 Park Avenue New York, NY 10016	2,138,991 (3)(4)	38.2%

Common Stock	John Tulin 90 Park Avenue New York, NY 10016	2,074,511 (3)(5)	36.6%

Common Stock	Raymond Vise 8 El Paseo Irvine, CA 92715	1,847,689 (3)(6)	33.4%

    _____________________

(1)    This amount includes (a) 1,384,297 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the "Retirement Plan") and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters, and (b) an additional 6,218 of such shares allocated to accounts of former employees, subject to forfeiture, and able to be voted by the trustees on all matters on which stockholders may vote.

(2)    This amount also includes 1,579,354 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 253,315 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3)    Marshall Tulin, Chairman of the Board and a director of the Company, John A. Tulin, President and a director of the Company and Raymond Vise, a director of the Company are co-trustees of the Retirement Plan. This amount includes (a) 6,218 shares of Common Stock allocated to the accounts of former employees, subject to forfeiture, but voted by the trustees (see footnote 1 above), (b) 1,579,354 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above) and (c) 253,315 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

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

Security Ownership of Management

       The following table sets forth information at February 27, 2004 as to the ownership of shares of the Company's Common Stock, its only outstanding class of equity securities, with respect to (a) each director of the Company, (b) each executive officer of the company named in the table under the caption "Summary Compensation Table" below (the "Named Officers"), and (c) all directors and executive officers of the Company as a group (7 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
John J. Macht	6,667 (1)	*
James Tulin	100,075 (2)	1.8%
John Tulin	2,074,511 (3)	36.6%
Marshall Tulin	2,138,991 (4)	38.2%
Raymond Vise	1,847,689 (5)	33.4%
Eric P. Luft	94,370 (6)	1.7%
Melvin Goldfeder	216,764 (7)	3.9%
All directors and officers as a group (7 persons)	2,993,845 (8)	48.8%

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

(3)    Includes the shares referred to in footnotes 3 and 5 to the first table above under the caption "Ownership of Voting Securities."

(4)    Includes the shares referred to in footnotes 3 and 4 to the first table above under the caption "Ownership of Voting Securities."

(5)    Includes the shares referred to in footnote 3 and 6 to the first table above under the caption "Ownership of Voting Securities."

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

Equity Compensation Plan Information

       The following table sets forth certain information as of December 31, 2003 concerning the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	638,333	$.20	381,666

Equity compensation plans not approved by security holders	0	0	0

Total	638,333	$.20	381,666

Item 13.          Certain Relationships and Related Transactions.

       A portion of the information called for by this Item 13 is set forth in Item 11 Executive Compensation under the caption "Compensation Committee Interlocks and Insider Participation", which information is incorporated by reference herein.

       Christine Tulin (who is the daughter of John Tulin and granddaughter of Marshall Tulin) was employed by the Company during 2003 as Merchandise Manager -- men's jewelry. Ms. Tulin is responsible for the development of merchandise design and packaging concepts for the Company's various licensed and private label men's jewelry collections. Aggregate compensation earned by Christine Tulin by the Company for services rendered during 2003 amounted to $99,591.

       Kathryn Figueroa (who is the sister of John Tulin and daughter of Marshall Tulin) was employed by the Company during 2003 as southeast regional factory outlet manager. Ms. Figueroa is responsible for the operation of the Company's factory store operations covering the southeastern United States. Aggregate compensation earned by Kathryn Figueroa by the Company for services rendered during 2003 amounted to $68,500.

       On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, (the "Investor"), loaned $350,000 to the Company pursuant to the terms of a convertible subordinated promissory note (the "Note") issued by the Company to the Investor. The Note is expressly subordinate in right of payment to the Company's senior secured debt, has a maturity of three years, and pays interest at an annual rate of 7 percent, payable quarterly. The Investor has the option at maturity to convert the principal amount of his Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company, or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 10% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option, may prepay the Note at any time without premium or penalty.

Item 14.          Principal Accounting Fees and Services.

       Audit Fees

      Aggregate audit fees billed and expected to be billed by BDO Seidman, LLP (BDO) for its audit of the Company's consolidated financial statements for the year ended December 31, 2003 and for its review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2003 were $134,695. Aggregate audit fees billed by BDO and PricewaterhouseCoopers LLP ("PwC") for their audits of the Company's consolidated financial statements for the year ended December 31, 2002 and for their review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2002 totaled $139,650 and $42,000 respectively.

       Audit-Related Fees

       Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption "Audit Fees" totaled $32,850 and $28,100 for fiscal 2003 and 2002, respectively. Aggregate fees for such assurance and related services by PwC during fiscal 2003 and 2002 aggregated $45,505 and $41,117, respectively.

       Tax Fees

       In addition to the fees described above, aggregate fees of $34,275 and $32,525, respectively, were billed by BDO during the year ended December 31, 2003 and December 31, 2002, respectively, for income tax compliance and related tax services.

       All Other Fees

       None.

       All audit-related services, tax services and other services were pre-approved by the Audit Committee of the Board of Directors. The Audit Committee's pre-approval policies and procedures are to pre-approve, on a case-by-case basis, all audit, audit-related, tax and other services to be performed by the Company's independent auditors.

PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report

1.	Financial Statements filed as part of this Report:

The following consolidated financial statements of the Company are included in Item 8:

Consolidated Balance Sheets -- As of December 31, 2003 and 2002.

Consolidated Statements of Operations -- Years ended December 31, 2003 and 2002.

Consolidated Statements of Changes in Shareholder's Equity -- Years ended December 31, 2003 and 2002.

Consolidated Statements of Cash Flows -- Years ended December 31, 2003 and 2002.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules filed as part of this Report:

The following consolidated financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.

Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001.

	Schedule II.	Valuation and Qualifying Accounts

(b)	Reports on Form 8-K The Company furnished a Current Report on Form 8-K on November 13, 2003 with respect to an event reported under Item 12 - "Results of Operations and Financial Condition".

(c)	Exhibits

Exhibit	Description

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

4.02

Loan and Security Agreement dated as of April 17, 2003, between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 4.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-5354, is incorporated herein by reference.)

4.03

Forbearance Agreement dated as of February 4, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 25, 2004, File No. 1-5354, is incorporated herein by reference.)

4.04

Forbearance Agreement Extension dated as of March 9, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 25, 2004, File No. 1-5354, is incorporated herein by reference.)

4.05

Second Forbearance Agreement Extension dated as of March 19, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 25, 2004, File No. 1-5354, is incorporated herein by reference.)

4.06	Third Forbearance Agreement Extension dated as of April 2, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent.*

4.07	Convertible Subordinated Promissory Note dated as of April 1, 2004 between the Company and Marshall Tulin.*

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

10.04	Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft.*+

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

10.11.17	Stock Option Contract dated as of August 12, 2003 between the Company and Raymond Vise.*+

10.11.18	Stock Option Contract dated as of August 12, 2003 between the Company and John J. Macht.*+

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

14.01	Code of Ethics for Finance Professionals of the Company.*

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

23.01	Consent of BDO Seidman, LLP.*

23.02	Consent of PricewaterhouseCoopers LLP*

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.*

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________________________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004	SWANK, INC.
(Registrant)

	By:	/s/ Jerold R. Kassner

Jerold R. Kassner, Senior Vice President, Chief Financial
Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Tulin

John A. Tulin	President and Director (principal executive officer)	April 14, 2004

/s/ Jerold R. Kassner

Jerold R. Kassner	Senior Vice President Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	April 14, 2004

/s/ John J. Macht

John J. Macht	Director	April 14, 2004

/s/ Eric P. Luft

Eric P. Luft	Director	April 14, 2004

/s/ James E. Tulin

James E. Tulin	Director	April 14, 2004

/s/ Marshall Tulin

Marshall Tulin	Director	April 14, 2004

/s/ Raymond Vise

Raymond Vise	Director	April 14, 2004

Swank, Inc.

Schedule II -- Valuation and Qualifying Accounts
Column A	Column B	Column C		Column D		Column E
	Balance at	Additions				Balance
	Beginning	Charged				at End
	of Period	to Expense		Deductions		of Period
For the year ended December 31, 2003
Reserve for Receivables
Allowance for doubtful accounts	$1,238,000	$ 58,000	(G)	$ 421,000	(A) (I)	$ 875,000
Allowance for cash discounts	115,000	275,000	(H)	281,000	(B)	109,000
Allowance for customer returns	2,615,000	5,013,000	(F)	5,503,000	(C)	2,125,000
Allowance for cooperative advertising	616,000	626,000	(G)	784,000	(D)	458,000
Allowance for in-store markdowns	2,790,000	4,527,000	(G)	5,082,000	(E)	2,235,000
Total	7,374,000	10,499,000		12,071,000		5,802,000

Reserve for Restructuring	$0	$ 0	(J)	$ 0	(K)	$0

For the year ended December 31, 2002
Reserve for Receivables
Allowance for doubtful accounts	$1,050,000	$541,000	(G)	$353,000	(A) (I)	$1,238,000
Allowance for cash discounts	125,000	725,000	(H)	735,000	(B)	115,000
Allowance for customer returns	2,817,000	4,219,000	(F)	4,421,000	(C)	2,615,000
Allowance for cooperative advertising	475,000	843,000	(G)	702,000	(D)	616,000
Allowance for in-store markdowns	2,715,000	5,043,000	(G)	4,968,000	(E)	2,790,000
Total	7,182,000	11,371,000		11,179,000		7,374,000

Reserve for Restructuring	$8,000	$ 0	(J)	$ 8,000	(K)	$0

For the year ended December 31, 2001
Reserve for Receivables
Allowance for doubtful accounts	$900,000	$446,000	(G)	$296,000	(A) (I)	$1,050,000
Allowance for cash discounts	170,000	662,000	(H)	707,000	(B)	125,000
Allowance for customer returns	4,159,000	5,509,000	(F)	6,851,000	(C)	2,817,000
Allowance for cooperative advertising	590,000	820,000	(G)	935,000	(D)	475,000
Allowance for in-store markdowns	3,170,000	8,286,000	(G)	8,741,000	(E)	2,715,000
Total	8,989,000	15,723,000		17,530,000		7,182,000

Reserve for Restructuring	$308,000	$845,000	(J)	$1,145,000	(K)	$8,000

(A)	Bad debts charged off as uncollectable, net of reserves.
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Recorded in selling and administrative.
(H)	Recorded in net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Recorded in restructuring expenses
(K)	Payments made to beneficiaries

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2003

SWANK, INC.

EXHIBIT INDEX
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

4.02

Loan and Security Agreement dated as of April 17, 2003, between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 4.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-5354, is incorporated herein by reference.)

4.03

Forbearance Agreement dated as of February 4, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 25, 2004, File No. 1-5354, is incorporated herein by reference.)

4.04

Forbearance Agreement Extension dated as of March 9, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 25, 2004, File No. 1-5354, is incorporated herein by reference.)

4.05

Second Forbearance Agreement Extension dated as of March 19, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent. (Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 25, 2004, File No. 1-5354, is incorporated herein by reference.)

4.06	Third Forbearance Agreement Extension dated as of April 2, 2004 between the Company and Congress Financial Corporation (New England), as lender and Agent.*

4.07	Convertible Subordinated Promissory Note dated as of April 1, 2004 between the Company and Marshall Tulin.*

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

10.04	Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft.*+

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

10.11.17	Stock Option Contract dated as of August 12, 2003 between the Company and Raymond Vise.*+

10.11.18	Stock Option Contract dated as of August 12, 2003 between the Company and John J. Macht.*+

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

14.01	Code of Ethics for Finance Professionals of the Company.*

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

23.01	Consent of BDO Seidman, LLP.*

23.02	Consent of PricewaterhouseCoopers LLP*

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.*

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________________________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.