Form 10-Q
period 2004-03-31
SWANK INC
filed 2004-05-14
CIK 95779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2004
Common stock, $.10 par value	5,522,490

SWANK, INC.

INDEX
		Page No.
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements and Related Notes	3 - 8

Item 2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations	8 - 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 3.	Defaults Upon Senior Securities	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		15

Exhibit Index		16

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	March 31, 2004		December 31, 2003
ASSETS
Current:
Cash and cash equivalents		$ 475		$ 727
Accounts receivable, less allowances
of $4,797 and $5,802		11,042		12,761
Inventories:
Raw materials	176		162
Work in process	1,007		1,115
Finished goods	11,679		13,248
		12,862		14,525

Prepaid and other current assets		881		798

Total current assets		25,260		28,811

Property, plant and equipment, net of
accumulated depreciation and amortization		683		1,469
Other assets		3,836		3,755

Total assets		$ 29,779		$ 34,035

LIABILITIES
Current:
Notes payable to banks		$ 10,854		$ 15,055
Accounts payable		5,341		2,768
Accrued employee compensation		1,032		1,181
Other current liabilities		3,808		3,073

Total current liabilities		21,035		22,077

Long-term obligations		6,604		9,018

Total Liabilities		27,639		31,095

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		465		1,265
Accumulated other comprehensive income, net of tax		(92)		(92)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		2,140		2,940

Total liabilities and stockholders' equity		$ 29,779		$ 34,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands except share and per share data)
---------------------------------
	2004	2003

Net sales	$ 18,902	$ 18,311

Cost of goods sold	13,369	13,757

Gross profit	5,533	4,554

Selling and administrative expenses	7,181	6,990

Gain on Termination of Real Property Lease and Other	(1,090)	-

(Loss) from operations	(558)	(2,436)

Interest expense, net	242	198

(Loss) from operations before income taxes	(800)	(2,634)

Income taxes	-	-

Net (loss)	$ (800)	$ (2,634)

Share and per share information:
Basic and fully diluted net (loss) per common share	$ (.14)	$(.48)

Basic and fully diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)
--------------
	2004	2003
Cash flows from operating activities:

Net (loss)	$ (800)	$ (2,634)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation and amortization	138	152
Loss on disposal of assets	454	-
(Gain) on termination of real property lease	(1,544)	-
Amortization of deferred (gain)	(117)	(117)
Bad debt expense (recovery)	126	(21)
(Increase) in cash surrender value of life insurance	(108)	-

Changes in assets and liabilities
Decrease in accounts receivable	1,594	682
Decrease (increase) in inventory	1,663	(996)
(Increase) in prepaid and other current assets	(31)	(276)
(Increase) decrease in other non-current assets	(62)	42
Increase in accounts payable and other accrued liabilities	1,993	329
Increase (decrease) in long-term obligations	434	(126)
Net cash provided by (used in) operations	3,740	(2,965)

Cash flows from investing activities:
Capital expenditures	(27)	(4)
Premiums on life insurance	(19)	(19)
Net proceeds from sales of equipment	255	-
Net cash provided by (used in) investing activities	209	(23)

Cash flows from financing activities:
Borrowing under revolving credit agreements	6,784	9,040
Payments of revolving credit obligations	(10,985)	(6,508)
Net cash (used in) provided by financing activities	(4,201)	2,532

Net (decrease) in cash and cash equivalents	(252)	(456)

Cash and cash equivalents at beginning of period	727	651

Cash and cash equivalents at end of period	$ 475	$ 195

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2004 and 2003. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2003 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2003, 2002 and 2001. In addition, as of September 30, 2003 and since that date, including through the date of this Form 10-Q, the Company has not been in compliance with the earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant in the 2003 Loan and Security Agreement (as amended, the "2003 Loan Agreement") between the Company and Congress Financial Corp. (New England) ("Congress"). As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the customary rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company has taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. Among other initiatives, these actions have included:

--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste and improve operating results. These changes have led to a reduction in overall headcount from 456 full-time equivalents (FTEs) at December 31, 2002 to 251 FTEs at March 31, 2004.

	--	Discontinuing the Company's domestic belt manufacturing operations in favor of sourcing product from third-party vendors.
	--	Terminating the Company's lease on its Norwalk, Connecticut facility (see Footnote 5).
	--	Obtaining $350,000 in new financing from the Company's Chairman of the Board (see Footnote 4).
--

Pursuing new financing with several prospective lenders, as well as with Congress with regard to a new credit arrangement that would provide the Company with adequate working capital to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new credit agreement with one of those lenders and anticipates finalizing a new agreement within the next 60 to 90 days.

Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, finalizing a new revolving credit agreement, and maintaining cash requirements within the terms of the new credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

During 2002, the Company adopted Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). As a result of adopting EITF 01-9, the Company classifies cooperative advertising costs as net revenue and in-store fixturing and display expenditures as cost of goods sold. Both items had previously been classified within selling and administrative expense.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)
(2)	The following table sets forth the computation of the net (loss) per share for the quarters ended March 31, 2004 and March 31, 2003 (in thousands, except for share and per share data):

	Quarter
	Ended March 31,
	2004	2003
Numerator:
Net (loss)	$ (800)	$ (2,634)

Denominators:
Shares used in computing net (loss) per common share	5,522,490	5,522,490
Effect of dilutive options	-	-
Shares used in computing net (loss) per common share assuming dilution	5,522,490	5,522,490

Basic and fully diluted net (loss) per common share:	$ (.14)	$ (.48)

(3)

Segment Information. The Company currently has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods. Prior to July 2001, the Company was also engaged in the manufacture, sale and distribution of women's costume jewelry.

(4)

Financing Activities. The 2003 Loan and Security Agreement was signed by the Company on April 17, 2003, and replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association. The 2003 Loan and Security Agreement is collateralized by substantially all of the Company's assets, including domestic accounts receivable, inventory, and machinery and equipment. The 2003 Loan Agreement also prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wachovia Bank, National Association's ("Wachovia") prime lending rate or at Wachovia's Eurodollar rate plus, in each case, an applicable margin. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

As of September 30, 2003, the Company was not in compliance with the EBITDA covenant in the 2003 Loan Agreement. Since that date, and from that date through the date of this Form 10-Q, the Company has not been in compliance with the covenant which is measured, on a cumulative basis, as at the end of each month. As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the customary rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. The Company has had discussions recently with several prospective lenders, as well as with Congress, with regard to proposed new credit arrangements that would provide the Company with adequate financing to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new financing agreement with one of those lenders and anticipates finalizing a new credit agreement within the next 60 to 90 days. At March 31, 2004, $465,000 in unamortized deferred financing fees associated with the 2003 Loan Agreement are included in other assets on the Company's Consolidated Balance Sheet. These deferred financing fees would be recognized as an expense in the Company's Consolidated Statement of Operations in the quarter in which any new credit agreement is entered into by the Company.

On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, (the "Investor"), loaned $350,000 to the Company pursuant to the terms of a convertible subordinated promissory note (the "Note") issued by the Company to the Investor. The Note is expressly subordinate in right of payment to the Company's senior secured debt, has a maturity of three years, and pays interest at an annual rate of 7 percent, payable quarterly. The Investor has the option at maturity to convert the principal amount of his Note into shares of the Company's

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

common stock pursuant to a formula based on the greater of the aggregate market value of the Company, or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 10% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option, may prepay the Note at any time without premium or penalty.

(5)

Gain on Termination of Real Property Lease and Other. During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement, which also provides for payments to the landlord of an additional $1,250,000, in installments, during the period from April 2004 through March 2006. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During the first quarter, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination, and $174,000 in severance and related expenses recorded in connection with employee terminations.

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

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2003, 2002 and 2001. In addition, as of September 30, 2003 and since that date, including through the date of this Form 10-Q, the Company has not been in compliance with the earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant in the 2003 Loan and Security Agreement (as amended, the "2003 Loan Agreement") between the Company and Congress Financial Corp. (New England) ("Congress"). As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the customary rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

      The Company has taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. Among other initiatives, these actions have included:
--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste and improve operating results. These changes have led to a reduction in overall headcount from 456 full-time equivalents (FTEs) at December 31, 2002 to 251 FTEs at March 31, 2004.
Discontinuing the Company's domestic belt manufacturing operations in favor of sourcing product from third-party vendors.

--	Terminating the Company's lease on its Norwalk, Connecticut facility (see Footnote 5).
--	Obtaining $350,000 in new financing from the Company's Chairman of the Board (see Footnote 4).

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)
--

Pursuing new financing with several prospective lenders, as well as with Congress with regard to a new credit arrangement that would provide the Company with adequate working capital to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new credit agreement with one of those lenders and anticipates finalizing a new agreement within the next 60 to 90 days.

      Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, finalizing a new revolving credit agreement, and maintaining cash requirements within the terms of the new credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

Results of Operations

      As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with the Spring (approximately January - June) and Fall (approximately July - December) seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

      Net sales for the quarter ended March 31, 2004 increased $591,000 or 3.2% compared to the quarter ended March

31, 2003. The increase during the quarter was primarily due to higher shipments of the Company's private label accessories, offset in part by reduced sales of certain branded goods and sales to labels for less retailers. During the quarter, the Company commenced shipments under a private label belt program to a major new customer and experienced increases in private label belt, jewelry and small leather goods sales under certain existing merchandise programs with department and chain store retailers. The increase in net sales during the quarter was also due partially to a more favorable economic and retail climate that benefited our department and chain store customers, as well as more aggressive inventory restocking by our customers following the 2003 holiday season.

Gross profit

      Gross profit for the quarter ended March 31, 2004 increased $979,000 or 21.5% compared to the quarter ended March 31, 2003. For the quarter, gross profit expressed as a percentage of net sales increased by 440 basis points to 29.3% from 24.9% compared to the quarter ended March 31, 2003.

      The increase in gross profit expressed as a percentage of net sales for the quarter was principally due to lower product costs for the Company's small leather goods merchandise, resulting mainly from a more favorable sales mix and a decrease in certain inventory-related costs associated with the Company's belt collection. During the fourth quarter of 2003, the Company discontinued belt manufacturing operations at its production facility in South Norwalk, Connecticut and presently sources its belt requirements from third-party vendors located primarily in Asia and South America. The decrease in belt product costs during the quarter that resulted from the closure of the Company's Connecticut facility and subsequent transition to third-party sourcing was offset by a change in sales mix that favored somewhat lower margin private label merchandise relative to the Company's branded goods. The increase in gross profit expressed as a percentage of net sales during the quarter was also due to a reduction in product royalty due to lower shipments of the Company's branded merchandise and lower inventory costs associated with sales of excess and discontinued inventory.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

Selling and Administrative Expenses

      Selling and administrative expenses increased $191,000 or 2.7% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Selling and administrative expenses expressed as percentage of net sales were 38.0% and 38.2% for the quarters ended March 31, 2004 and 2003, respectively.

      Selling expenses decreased $37,000 or less than 1% compared to the quarter ended March 31, 2003. Selling expenses expressed as a percentage of net sales were 24.7% and 25.7% for the quarters ended March 31, 2004 and 2003, respectively. The reduction for the quarter expressed as a percentage of net sales was mainly due to increased net sales compared to last year. The increase in selling expenses in dollar terms is due mainly to increases in sales commissions, advertising and promotion, and certain other variable selling expenses offset in part by reductions in salaries and wages.

      The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising and other promotional costs, are included in selling and administrative expenses as incurred. Advertising expenditures for the quarter ended March 31, 2004 totaled $725,000 compared to $643,000 for the quarter ended March 31, 2003.

      Administrative expenses increased $228,000 or 10.0% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Administrative expenses expressed as a percentage of net sales were 13.3% and 12.5% for the quarters ended March 31, 2004 and 2003, respectively. The increase in administrative expenses both in dollars and expressed as a percentage of net sales during the quarter was mainly due to increased professional fees.

Interest Expense

      Net interest expense increased by $44,000 or 22.2% for the quarter compared to the quarter ended March 31, 2003. This increase was a result of significantly higher borrowing costs offset by average lower borrowings.

Gain on Termination of Real Property Lease and Other

      During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement, which also provides for payments to the landlord of an additional $1,250,000, in installments, during the period from April 2004 through March 2006. For the quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 in connection with the lease termination consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination and $174,000 in severance and other costs in connection with employee terminations. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. The portion of these expenses relating to the first quarter has been included in selling and administrative expenses in the condensed consolidated statement of operations for the quarter ended March 31, 2004.

Benefit for Income Taxes

     At December 31, 2003 and March 31, 2004, the Company has recorded a valuation allowance equal to its net deferred tax asset of $10,245,000. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results. The Company has recorded no income tax benefit on the net loss on the condensed consolidated statement of operations for the quarter ended March 31, 2004.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

      The Company recorded a valuation allowance at March 31, 2003 equal to its net deferred tax asset of $9,565,000. In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company received an additional federal income tax refund of $283,000 during the fourth quarter of 2003. No income tax benefit was recorded on the net loss on the condensed consolidated statement of operations for the quarter ended March 31, 2003.

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

      The 2003 Loan and Security Agreement was signed by the Company on April 17, 2003, and replaced the Company's Revolving Credit and Security Agreement dated July 27, 1998 with PNC Bank, National Association. The 2003 Loan and Security Agreement is collateralized by substantially all of the Company's assets including domestic accounts receivable, inventory, and machinery and equipment. The 2003 Loan Agreement also prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2003 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wachovia Bank, National Association's ("Wachovia") prime lending rate or at Wachovia's Eurodollar rate plus, in each case, an applicable margin. The Company is required to pay a monthly unused line fee of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding.

      As discussed above, as of September 30, 2003 and since that date, including through the date of this Form 10-Q, the Company has not been in compliance with the earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant in the 2003 Loan and Security Agreement. As a result, extensions of credit under the 2003 Loan Agreement were at the discretion of Congress at an interest rate 200 basis points higher than the customary rate. In February 2004, the Company and Congress entered into an agreement, which has since been extended, under which Congress has agreed not to take any action with respect to the Company's non-compliance with this covenant, and to continue to make loans to the Company on terms set forth in that agreement and in the 2003 Loan Agreement. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern.

      The Company has taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. Among others initiatives, these actions have included:
--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste and improve operating results. These changes have led to a reduction in overall headcount from 456 full-time equivalents (FTEs) at December 31, 2002 to 251 FTEs at March 31, 2004.

--	Discontinuing the Company's domestic belt manufacturing operations in favor of sourcing product from third-party vendors.
--	Terminating the Company's lease on its Norwalk, Connecticut facility (see Footnote 5).
--	Obtaining $350,000 in new financing from the Company's Chairman of the Board (see Footnote 4 and below).

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

--

Pursuing new financing with several prospective lenders, as well as with Congress with regard to a new credit arrangement that would provide the Company with adequate working capital to fund its operations through 2004 and beyond. The Company is in the process of negotiating the terms and conditions of a new credit agreement with one of those lenders and anticipates finalizing a new agreement within the next 60 to 90 days. At March 31, 2004, $465,000 was included in other assets on the Company's Consolidated Balance Sheet in connection with unamortized deferred financing fees associated with the 2003 Loan Agreement.

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

      The Company's working capital decreased by $2,509,000 during the quarter ended March 31, 2004 compared to a decrease of $2,719,000 for the quarter ended March 31, 2003. The decrease in 2004 was principally due to lower inventories and accounts receivable offset in part by lower bank borrowings. The decrease in 2003 was principally due to higher bank borrowings and accounts payable, offset in part by decreases in all other current liabilities.

      Cash provided by operations during the quarter ended March 31, 2004 was $3,740,000 compared to cash used in operations of $2,965,000 for the quarter ended March 31, 2003. Cash provided by operations primarily reflects decreases in accounts receivable and inventory along with increases in accounts payable and other accrued liabilities and long-term liabilities. Cash used in operations consists primarily of the net loss for the quarter and the net gain on the closing of the Norwalk, Connecticut facility, net of the loss on disposal of its assets. The decrease in inventory for the quarter ended March 31, 2004 compared to the increase during the prior year reflects the Company's new product sourcing model following the closure of its Connecticut belt manufacturing facility. During the fourth quarter of 2003, the Company began sourcing its entire belt requirement from third-party vendors. Belt manufacturing activities during the first quarter of 2003 required substantial purchases of raw materials and related supplies during that period.

      Cash provided by operations during the quarter ended March 31, 2003 was primarily from depreciation and amortization, decreases in accounts receivable and increases in accounts payable and other accruals. Cash used in operations reflects the net loss for the quarter and increases in inventory and prepaid items and a decrease in long-term obligations.

      Cash provided by investing activities during the quarter ended March 31, 2004 of $209,000, reflects net proceeds from the sale of equipment offset by capital expenditures and premiums on certain life insurance contracts owned by the Company. Cash used in investing activities for the quarter ended March 31, 2003 of $23,000 reflects capital expenditures and premiums on life insurance contracts.

      Cash used in financing activities for the quarter ended March 31, 2004 was $4,201,000 compared to cash provided by financing activities of $2,532,000 for the quarter ended March 31, 2003. Cash used in financing activities during the first quarter of 2004 and cash provided by financing activities during last year's first quarter reflects a net reduction and net increase in borrowings under the Company's revolving credit arrangements, respectively.

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit. At March 31, 2004, outstanding letters of credit totaled $1,486,000. The Company presently is required to pay a fee quarterly equal to 4.25% per annum on outstanding letters of credit.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

The following chart summarizes the Company's contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,393	$2,422	$3,745	$2,551	$1,675
Minimum payments required under Royalty agreements	9,105	6,708	1,398	999	-
Total	$ 19,498	$ 9,130	$ 5,143	$ 3,550	$ 1,675

      During the quarter ended March 31, 2004, there were no material changes in the contractual obligations set forth in the above chart except that, as described above, the Company terminated the lease for its Norwalk, Connecticut manufacturing plant and, in connection with that termination, agreed to pay to its former landlord $1,500,000. The Company paid $250,000 initially with the balance of the settlement payable in installments through March 2006. In addition, and as also described above, subsequent to the quarter the Investor loaned the Company $350,000 pursuant to the terms of a three-year convertible, subordinated promissory note.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ended March 31, 2004, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

      As of March 31, 2004 the Company was not in compliance with the minimum earnings before interest, taxes, depreciation and amortization requirement contained in its Loan and Security Agreement dated April 17, 2003 between Congress Financial Corporation (New England), as lender and the Company, as borrower.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description

	31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

	31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

	32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 14, 2004 with respect to an event required to be reported under Item 12 - "Results of Operations and Financial Condition."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner

Jerold R. Kassner,
Senior Vice President, Chief Financial Officer and Treasurer

Date: May 14, 2004

EXHIBIT INDEX
Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.