Form 10-Q
period 2004-06-30
SWANK, INC.
filed 2004-08-10
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2004
Common stock, $.10 par value	5,522,490

SWANK, INC.

INDEX
		Page No.
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements and Related Notes	3 - 8

Item 2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations	8 - 15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Exhibit Index		17

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	June 30, 2004		December 31, 2003
ASSETS
Current:
Cash and cash equivalents		$ 434		$ 727
Accounts receivable, less allowances
of $4,351 and $5,802		12,715		12,761
Inventories:
Raw materials	124		162
Work in process	1,232		1,115
Finished goods	11,534		13,248
		12,890		14,525

Prepaid and other current assets		878		798

Total current assets		26,917		28,811

Property, plant and equipment, net of
accumulated depreciation and amortization		664		1,469
Other assets		3,611		3,755

Total assets		$ 31,192		$ 34,035

LIABILITIES
Current:
Notes payable to banks		$ 12,402		$ 15,055
Accounts payable		5,013		2,768
Accrued employee compensation		1,111		1,181
Other current liabilities		3,350		3,073

Total current liabilities		21,876		22,077

Long-term obligations		6,647		9,018

Total Liabilities		28,523		31,095

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		994		1,265
Accumulated other comprehensive income, net of tax		(92)		(92)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		2,669		2,940

Total liabilities and stockholders' equity		$ 31,192		$ 34,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands except share and per share data)
---------------------------------
	2004	2003

Net sales	$ 24,765	$ 22,385

Cost of goods sold	16,327	15,784

Gross profit	8,438	6,601

Selling and administrative expenses	7,068	6,855

Income (loss) from operations	1,370	(254)

Interest expense including write-off of deferred financing costs, net	841	290

Income (loss) from operations before income taxes	529	(544)

Income taxes	-	-

Net income (loss)	$ 529	$ (544)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$.10	$(.10)
Basic weighted average common shares outstanding	5,522,490	5,522,490
Fully diluted net income (loss) per weighted average common share outstanding	$.09	$(.10)
Fully diluted weighted average common shares outstanding	5,688,269	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands except share and per share data)
---------------------------------
	2004	2003

Net sales	$ 43,667	$ 40,696

Cost of goods sold	29,696	29,541

Gross profit	13,971	11,155

Selling and administrative expenses	14,249	13,845

(Gain) on termination of real property lease	(1,090)	-

Income (loss) from operations	812	(2,690)

Interest expense including write-off of deferred financing costs, net	1,083	488

(Loss) from operations before income taxes	(271)	(3,178)

Income taxes	-	-

Net (loss)	$ (271)	$ (3,178)

Share and per share information:
Basic and fully diluted net (loss) per weighted average common share outstanding	$ (.05)	$ (.58)
Basic and fully diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)
--------------
	2004	2003
Cash flows from operating activities:

Net (loss)	$ (271)	$ (3,178)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation and amortization	236	341
Loss on disposal of assets	454	-
(Gain) on termination of real property lease	(1,544)	-
Loss on early termination of short-term debt	409	-
Amortization of deferred (gain)	(117)	(234)
Bad debt expense	190	18
Decrease in cash surrender value of life insurance	117	-

Changes in assets and liabilities
(Increase) in accounts receivable	(144)	(5)
Decrease in inventory	1,635	408
Decrease in recoverable income taxes	-	1,365
(Increase) in prepaid and other current assets	(80)	(503)
(Increase) in other non-current assets	(28)	(543)
Increase (decrease) in accounts payable and other accrued liabilities	1,286	(1,545)
Increase (decrease) in long-term obligations	478	(138)
Net cash provided by (used in) operations	2,621	(4,014)

Cash flows from investing activities:
Capital expenditures	(50)	(16)
Premiums on life insurance	(36)	(46)
Net proceeds from sales of equipment	255	-
Net cash provided by (used in) investing activities	169	(62)

Cash flows from financing activities:
Borrowing under revolving credit agreements	30,111	31,541
Payments of revolving credit obligations	(32,764)	(27,417)
Costs to obtain new financing	(430)	-
Net cash (used in) provided by financing activities	(3,083)	4,124

Net (decrease) increase in cash and cash equivalents	(293)	48

Cash and cash equivalents at beginning of period	727	651

Cash and cash equivalents at end of period	$ 434	$ 699

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2004 and 2003. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2003 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company was profitable during the quarter ended June 30, 2004 but has experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2003, 2002 and 2001. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company has taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. Among other initiatives, these actions have included:

--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste and improve operating results. These changes have led to a reduction in overall headcount from 456 full-time equivalents (FTEs) at December 31, 2002 to 251 FTEs at June 30, 2004.

	--	Discontinuing the Company's domestic belt manufacturing operations during the fourth quarter of 2003 in favor of sourcing product from third-party vendors.
	--	Terminating the Company's lease on its Norwalk, Connecticut facility (see Footnote 5).
--

Signing a new revolving credit agreement with Wells Fargo Foothill, Inc. during the second quarter of 2004 that is intended to provide the Company with adequate working capital financing to fund its operations through fiscal 2004 and beyond (see Footnote 4).

	--	Obtaining $350,000 in new financing from the Company's Chairman of the Board (see Footnote 4).

Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its new revolving credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

(2)	The following table sets forth the computation of the net income (loss) per share for the periods ended June 30, 2004 and June 30, 2003 (in thousands, except for share and per share data):
	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ 529	$ (544)	$ (267)	$ (3,178)

Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,522,490	5,522,490	5,522,490	5,522,490
Effect of dilutive options	165,779	-	-	-
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,688,269	5,522,490	5,522,490	5,522,490

Basic net income (loss) per weighted average common share outstanding	$ .10	$ (.10)	$ (.05)	$ (.58)
Fully diluted net income (loss) per weighted average common share outstanding	$ .09	$ (.10)	$ (.05)	$ (.58)

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

(3)	Segment Information. The Company currently has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

(4)

Financing Activities. On June 30, 2004, the Company signed a new $25,000,000 Loan and Security Agreement (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"). The 2004 Loan Agreement replaced the Company's Loan and Security Agreement dated April 17, 2003 with Congress Financial Corporation (New England) (the "2003 Loan Agreement"). The 2004 Loan Agreement is collateralized by substantially all of the Company's assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $3,000,000 sublimit for the issuance of letters of credit and also prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2004 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus 1.25% or at WFF's LIBOR rate plus 3.75%. The Company is required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. As of June 30, 2004, the Company was in compliance with the financial covenants as set forth in the 2004 Loan Agreement.

During the quarter ended June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the 2003 Loan Agreement. These expenses are included in interest expense in the Company's Condensed Consolidated Statement of Operations for the quarter and six months ended June 30, 2004.

On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, (the "Investor"), loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the "Note") issued by the Company to the Investor. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7 percent, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash. The Investor has the option at any time on and after October 31, 2004 to convert the principal amount of the Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined byan investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option and subject to certain provisions of the Note, may prepay the Note at any time without premium or penalty.

(5)

Gain on Termination of Real Property Lease and Other. During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement and $250,000 on April 30, 2004. The agreement also provides for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. The Company estimates its aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During the first quarter, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination, and $174,000 in severance and related expenses recorded in connection with employee terminations.

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

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was profitable during the quarter ended June 30, 2004, it experienced operating losses and negative cash flows from operating activities for the fiscal years ended December 31, 2003, 2002 and 2001. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

      The Company has taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. As discussed above, these actions have primarily included, among other initiatives:
--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste and improve operating results. These changes have led to a reduction in overall headcount from 456 full-time equivalents (FTEs) at December 31, 2002 to 251 FTEs at June 30, 2004.

--	Discontinuing the Company's domestic belt manufacturing operations in favor of sourcing product from third-party vendors.
--	Terminating the Company's lease on its Norwalk, Connecticut facility (see Footnote 5).
--

Signing the 2004 Loan Agreement during the second quarter of 2004 that is intended to provide the Company with adequate working capital financing to fund its operations through fiscal 2004 and beyond (see Footnote 4).

--	Obtaining $350,000 in new financing from the Company's Chairman of the Board (see Footnote 4).

      Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of the new credit agreement will enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

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

Net Sales

      Net sales for the quarter and six months ended June 30, 2004 increased $2,380,000 or 10.6% and $2,971,000 or 7.3% respectively, compared to the same periods last year. The increase during both the quarter and six months was principally due to higher shipments of the Company's "Kenneth Cole New York" and "Reaction Kenneth Cole" belt merchandise as well as sales increases for certain other branded and private label belt, personal leather goods, and jewelry merchandise programs. During the quarter, the Company made substantial shipments of men's jewelry as part of a new spring collection to one of its major chain store customers. Shipments to certain of the Company's off price retail customers also increased during the quarter primarily for belts and personal leather goods.

       The increase during the six month period ending June 30, 2004 was also due to initial shipments made primarily during the first quarter under a private label belt program to a major new customer. Shipments to the Company's export customers increased 51% and 54% for the quarter and six month periods ending June 30, 2004, respectively. The increase in the Company's export business was due mainly to the expansion of a personal leather goods program for a European distributor affiliated with of one the Company's licensors. The Company's sales benefited from the more favorable economic and retail climate that prevailed during the first six months of 2004 compared to the prior year as well as from higher than expected sales associated with inventory restocking by retailers following the 2003 holiday season.

      Included in net sales for the quarter and six months ended June 30, 2004 and 2003, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased net sales by $1,703,000 and $2,069,000 for both the quarter and six month periods ending June 30, 2004 and June 30, 2003, respectively. The Company's actual return experience during both the spring 2003 and spring 2004 seasons was better than anticipated compared to the reserves established at December 31, 2003 and December 31, 2002 principally due to lower than expected returns for men's personal leather goods and belts. The Company established its reserve for returns as of December 31, 2003 based on its estimate of merchandise to be received during the spring 2004 season which was generally shipped to retailers for the 2003 fall and holiday selling seasons.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

Gross profit

      Gross profit for the quarter and six months ended June 30, 2004 increased $1,837,000 or 27.8% and $2,816,000 or 25.2% respectively, compared to the same periods last year. For the quarter and six months, gross profit expressed as a percentage of net sales increased by 460 basis points each to 34.1% from 29.5% and to 32.0% from 27.4% respectively, compared to the same periods last year.

      The increase in gross profit during the quarter and six months ended June 30, 2004 both in terms of dollars and as a percentage of net sales was primarily due to higher net sales volume for all product categories and increases in the initial margin for the Company's belt merchandise. Inventory-related costs, principally markdowns and obsolescence, declined during the quarter due to a more favorable sales mix and a reduction in costs associated with certain discontinued and excess raw materials. Overhead and other production-related variances were also lower during the quarter and the six month period reflecting lower sourcing-related costs for the Company's jewelry and personal leather goods collections. The Company discontinued its belt manufacturing operations during the fourth quarter of 2003 and since then, has been purchasing its merchandise requirements from third-party vendors, primarily from Asia and South America. The Company no longer maintains an inventory of belt-related raw materials.

      Included in gross profit for the quarter and six months ended June 30, 2004 and 2003, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $911,000 and $913,000 for the quarter and six month periods ended June 30, 2004 and June 30, 2003, respectively.

Selling and Administrative Expenses

      Selling and administrative expenses increased $213,000 or 3.1% and $404,000 or 2.9% for the quarter and six months ended June 30, 2004 respectively, compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 28.5% and 30.6% for the quarters ended June 30, 2004 and 2003 respectively, and 32.6% and 34.0% for the six months ended June 30, 2004 and 2003, respectively.

      Selling expenses decreased $170,000 and $206,000 or 3.4% and 2.1% compared to the quarter and six months ended June 30, 2003, respectively. Selling expenses expressed as a percentage of net sales were 19.5% and 22.4% for the quarters ended June 30, 2004 and 2003, respectively, and 21.8% and 23.9% for the six months ended June 30, 2004 and 2003, respectively. The reduction for the quarter and the six months expressed as a percentage of net sales was mainly due to lower compensation and related expenses offset in part by an increase in sales commissions and other variable selling costs including freight out, travel, and advertising expenses.

      The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. Expenditures for advertising and promotion totaled $827,000 or 3.4% percent of net sales compared to $738,000 or 3.4% of net sales for the quarters ended June 30, 2004 and 2003, respectively, and $1,552,000 or 3.7% of net sales compared to $1,381,000 or 3.5% of net sales for the six months ended June 30, 2004 and 2003, respectively.

      Administrative expenses increased $383,000 or 20.7% and $610,000 or 14.8% for the quarter and six months ended June 30, 2004 compared to the same periods in 2003. Administrative expenses expressed as a percentage of net sales were 9.0% and 8.2% for the quarters ended June 30, 2004 and 2003, respectively, and 10.8% and 10.1% for the six months periods ended June 30, 2004 and 2003, respectively. The increase in administrative expenses both in dollars and expressed as a percentage of net sales for both periods compared to last year was mainly due to increased professional fees offset in part by reductions in salaried compensation and related expenses.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

Interest Expense

      Net interest expense increased by $551,000 and $595,000 for the quarter and six months ended June 30, 2004. The increase was mainly due to a non-recurring charge of $589,000 recorded during the second quarter in connection with the write-off of deferred financing costs, early termination fees and other expenses associated with the refinancing of the Company's revolving credit facility. Exclusive of this item, net interest expense for the quarter ended June 30, 2004 decreased by $38,000 or 13.1% compared to the quarter ended June 30, 2003 primarily due to lower average borrowings compared to the same period last year. For the six month period, exclusive of the non-recurring item, interest expense increased $6,000 or 1.2% compared to the prior year due mainly to higher borrowing costs offset in part by lower average borrowings outstanding.

      On June 30, 2004, the Company signed the 2004 Loan Agreement and repaid the amounts outstanding under the 2003 Loan Agreement (see Footnote 4). In connection with the termination of the 2003 Loan Agreement, the Company recorded an expense during the second quarter of $589,000 which included a non-cash charge of $409,000 to recognize unamortized deferred financing costs associated with the 2003 Loan Agreement; $150,000 in early termination fees paid to Congress Financial Corporation (New England); and $30,000 in professional fees. These expenses were included in net interest expense in the Company's Condensed Consolidated Statement of Operations for the quarter and six months ended June 30, 2004.

Gain on Termination of Real Property Lease

      During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement and $250,000 on April 30, 2004. The agreement provides for additional payments to the landlord of $1,000,000, payable in installments during the period from January 2005 through March 2006. During the quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 in connection with the lease termination consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination and $174,000 in severance and other costs in connection with employee terminations. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. Lease and associated occupancy costs in connection with the South Norwalk facility incurred during the first quarter have been included in selling and administrative expenses in the condensed consolidated statement of operations for the quarter ended March 31, 2004.

Benefit for Income Taxes

     At December 31, 2003, the Company recorded a valuation allowance equal to its net deferred tax asset of $10,245,000. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results. The Company has recorded no income tax effect on the net income or loss on the condensed consolidated statement of operations for the quarter or six months ended June 30, 2004, respectively, as the Company's ability to realize the net asset is not assured.

      At December 31, 2002, the Company recorded a valuation allowance equal to its net deferred tax asset of $9,565,000. In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company received an additional federal income tax refund of $283,000 during the fourth quarter of 2003. No income tax benefit was recorded on the net loss on the condensed consolidated statement of operations for the quarter or six months ended June 30, 2003.

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

      Although the Company was profitable during the quarter ended June 30, 2004, it experienced operating losses and negative cash flows from operating activities for the fiscal years ended December 31, 2003, 2002 and 2001. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company has taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. Among others initiatives, these actions have included:

--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste and improve operating results. These changes have led to a reduction in overall headcount from 456 full-time equivalents (FTEs) at December 31, 2002 to 251 FTEs at June 30, 2004.

--	Discontinuing the Company's domestic belt manufacturing operations in favor of sourcing product from third-party vendors.
--	Terminating the Company's lease on its Norwalk, Connecticut facility (see Footnote 5).
--

Signing the 2004 Loan Agreement during the second quarter of 2004 that is intended to provide the Company with adequate working capital financing to fund its operations through fiscal 2004 and beyond (see Footnote 4).

--	Obtaining $350,000 in new financing from the Company's Chairman of the Board (see Footnote 4 and below).

      On April 1, 2004, the Investor loaned $350,000 to the Company pursuant to the terms of the Note (see Footnote 4). The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7 percent, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash. The Investor has the option at any time on and after October 31, 2004 to convert the principal amount of the Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option and subject to certain provisions of the Note, may prepay the Note at any time without premium or penalty.

      The Company's working capital decreased by $1,693,000 during the six months ended June 30, 2004 compared to a decrease of $3,878,000 for the six months ended June 30, 2003. The decrease for the six month period in 2004 was principally due to lower inventories and higher accounts payable offset in part by lower bank borrowings. The decrease during the six months ended June 30, 2003 was principally due to decreases in inventory and income taxes recoverable, and increases in bank borrowings, offset in part by decreases in other current liabilities.

      Cash provided by operations during the six months ended June 30, 2004 was $2,621,000 compared to cash used in operations of $4,014,000 for the six months ended June 30, 2003. Cash provided by operations in 2004 primarily reflects depreciation and amortization, decreases in inventory, non-cash charges in connections with the early termination of the 2003 Loan Agreement, and increases in accounts payable and other liabilities. Cash used in

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

operations consists primarily of the net loss for the period and the net gain recognized on the termination of the Company's lease for its Norwalk, Connecticut facility (net of the loss on disposal of its assets). The decrease in inventory for the six months ended June 30, 2004 reflects in part the Company's transition from manufacturing to third-party sourcing for its belt merchandise following the closure of its Connecticut manufacturing facility during the fourth quarter of 2003.

      Cash used in operations during the six months ended June 30, 2003 reflects the net loss for the six month period, decreases in accounts payable and other liabilities, and increases in prepaid and other non-current assets. Cash was provided by depreciation and net amortization, as well as decreases in inventory and income taxes recoverable.

      Cash provided by investing activities during the six months ended June 30, 2004 of $169,000, reflects net proceeds from the sale of equipment offset by capital expenditures and premiums on certain life insurance contracts owned by the Company. Cash used in investing activities for the six months ended June 30, 2003 of $62,000 reflects capital expenditures and premiums on life insurance contracts.

      Cash used in financing activities for the six months ended June 30, 2004 was $3,083,000 and reflects net repayments of short-term debt and certain costs associated with new financing. Cash provided by financing activities during the first six months of 2003 reflects net short-term borrowings.

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit. At June 30, 2004, outstanding letters of credit totaled $1,246,000. The Company presently is required to pay a fee quarterly equal to 4.25% per annum on outstanding letters of credit.

The following chart summarizes the Company's contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,393	$2,422	$3,745	$2,551	$1,675
Minimum payments required under Royalty agreements	9,105	6,708	1,398	999	-
Total	$ 19,498	$ 9,130	$ 5,143	$ 3,550	$ 1,675

      During the quarter and six months ended June 30, 2004, there were no material changes in the contractual obligations set forth in the above chart except that, as described above, the Company terminated the lease for its Norwalk, Connecticut manufacturing plant and, in connection with that termination, agreed to pay to its former landlord $1,500,000. The Company paid $250,000 initially and $250,000 on April 30, 2004 with the balance of the settlement payable in installments through March 2006. In addition, and as also described above, during the second quarter, the Investor loaned the Company $350,000 pursuant to the terms of a two-year convertible, subordinated promissory note.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ended June 30, 2004, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description

	10.01	Letter Agreement dated as of May 27, 2004, amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between Company and Eric P. Luft.

	31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

	31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

	32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 14, 2004 with respect to an event required to be reported under Item 12 - "Results of Operations and Financial Condition."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner

Jerold R. Kassner,
Senior Vice President, Chief Financial Officer and Treasurer

Date: August 10, 2004

EXHIBIT INDEX
Exhibit No.	Description

10.01	Letter Agreement dated as of May 27, 2004 amending the Amended and Restated Employment Agreement dated as December 18, 2003 between the Company and Eric P. Luft.

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.