Form 10-Q
period 2004-09-30
SWANK, INC.
filed 2004-11-15
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2004
Common stock, $.10 par value	5,522,490

SWANK, INC.

INDEX
		Page No.
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements and Related Notes	3 - 8

Item 2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Exhibit Index		17

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	September 30, 2004		December 31, 2003
ASSETS
Current:
Cash and cash equivalents		$ 365		$ 727
Accounts receivable, less allowances
of $4,831 and $5,802		13,685		12,761
Inventories:
Raw materials	123		162
Work in process	1,127		1,115
Finished goods	13,604		13,248
		14,854		14,525

Prepaid and other current assets		770		798

Total current assets		29,674		28,811

Property, plant and equipment, net of
accumulated depreciation and amortization		803		1,469
Other assets		3,648		3,755

Total assets		$ 34,125		$ 34,035

LIABILITIES
Current:
Notes payable to banks		$ 13,872		$ 15,055
Accounts payable		5,927		2,768
Accrued employee compensation		1,233		1,181
Other current liabilities		3,450		3,073

Total current liabilities		24,482		22,077

Long-term obligations		6,695		9,018

Total Liabilities		31,177		31,095

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		1,274		1,265
Accumulated other comprehensive income, net of tax		(93)		(92)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		2,948		2,940

Total liabilities and stockholders' equity		$ 34,125		$ 34,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands except share and per share data)
---------------------------------
	2004	2003

Net sales	$ 22,028	$ 24,785

Cost of goods sold	14,636	18,222

Gross profit	7,392	6,563

Selling and administrative expenses	6,864	6,847

Income (loss) from operations	528	(284)

Interest expense	249	283

Income (loss) from operations before income taxes	279	(567)

Income taxes	-	-

Net income (loss)	$ 279	$ (567)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ .05	$ (.10)
Basic weighted average common shares outstanding	5,522,490	5,522,490
Fully diluted net income (loss) per weighted average common share outstanding	$ .05	$ (.10)
Fully diluted weighted average common shares outstanding	5,947,810	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands except share and per share data)
---------------------------------
	2004	2003

Net sales	$ 65,695	$ 65,481

Cost of goods sold	44,332	47,763

Gross profit	21,363	17,718

Selling and administrative expenses	21,113	20,692

(Gain) on termination of real property lease	(1,090)	-

Income (loss) from operations	1,340	(2,974)

Interest expense including write-off of deferred financing costs, net	1,332	771

Income (loss) from operations before income taxes	8	(3,745)

Income taxes	-	-

Net income (loss)	$ 8	$ (3,745)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ .00	$ (.68)
Basic weighted average common shares outstanding	5,522,490	5,522,490
Fully diluted net income (loss) per weighted average common share outstanding	$ .00	$ (.68)
Fully diluted weighted average common shares outstanding	5,814,507	5,522,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
--------------
	2004	2003
Cash flows from operating activities:

Net income (loss)	$ 8	$ (3,745)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation and amortization	295	528
Loss on disposal of assets	454	-
(Gain) on termination of real property lease	(1,544)	-
Loss on early termination of short-term debt	409	-
Amortization of deferred (gain)	(117)	(350)
Bad debt expense	305	36
Decrease in cash surrender value of life insurance	117	-

Changes in assets and liabilities
(Increase) in accounts receivable	(1,229)	(6,078)
(Increase) in inventory	(329)	(4,066)
Decrease in recoverable income taxes	-	1,365
Decrease (increase) in prepaid and other current assets	27	(202)
(Increase) in other non-current assets	(2)	(427)
Increase in accounts payable and other accrued liabilities	2,424	2,800
Increase (decrease) in long-term obligations	524	(372)
Net cash provided by (used in) operations	1,342	(10,511)

Cash flows from investing activities:
Capital expenditures	(226)	(16)
Premiums on life insurance	(120)	(112)
Net proceeds from sales of equipment	255	-
Net cash (used in) investing activities	(91)	(128)

Cash flows from financing activities:
Borrowing under revolving credit agreements	39,233	44,390
Payments of revolving credit obligations	(40,416)	(33,645)
Costs to obtain new financing	(430)	-
Net cash (used in) provided by financing activities	(1,613)	10,745

Net (decrease) increase in cash and cash equivalents	(362)	106

Cash and cash equivalents at beginning of period	727	651

Cash and cash equivalents at end of period	$ 365	$ 757

The accompanying notes are an integral part of the condensed consolidated financial statements.

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2004 and 2003. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2003 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company was profitable during the quarter ended June 30, 2004 as well during both the quarter and year to date periods ended September 30, 2004 but has experienced operating losses and negative cash flows from operating activities for the years ended December 31, 2003, 2002 and 2001. Although the Company has been profitable during the two most recent quarters, those operating losses and negative cash flows when taken together, raise substantial doubt about the ability of the Company to continue as a going concern. The Company has taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. Among other initiatives, these actions have included:

--

Signing a new revolving credit agreement with Wells Fargo Foothill, Inc. during the second quarter of 2004 that is intended to provide the Company with adequate working capital financing to fund its operations through fiscal 2004 and beyond (see Footnote 4).

--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste, streamline certain processes and procedures, and improve operating results. These changes have led to a reduction in the Company's overall headcount from 633 full-time equivalents (FTEs) at December 31, 2001 to 259 FTEs at September 30, 2004.

	--	Discontinuing the Company's domestic belt manufacturing operations during the fourth quarter of 2003 in favor of sourcing product from third-party vendors.
	--	Terminating the Company's lease on its former Norwalk, Connecticut belt manufacturing facility during the first quarter of 2004 (see Footnote 5).
	--	Obtaining $350,000 in new financing from the Company's Chairman of the Board during the first quarter of 2004 (see Footnote 4).

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

(2)	The following table sets forth the computation of the net income (loss) per share for the periods ended September 30, 2004 and September 30, 2003 (in thousands, except for share and per share data):
	Quarter		Nine-months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ 279	$ (567)	$ 8	$ (3,745)

Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,522,490	5,522,490	5,522,490	5,522,490
Effect of dilutive options	425,320	-	292,017	-
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,947,810	5,522,490	5,814,507	5,522,490

Basic net income (loss) per weighted average common share outstanding	$ .05	$ (.10)	$ .00	$ (.68)
Fully diluted net income (loss) per weighted average common share outstanding	$ .05	$ (.10)	$ .00	$ (.68)

SWANK, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited, continued)

(3)	Segment Information. The Company presently has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

(4)

Financing Activities. On June 30, 2004, the Company signed a new $25,000,000 Loan and Security Agreement (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"). The 2004 Loan Agreement replaced the Company's Loan and Security Agreement dated April 17, 2003 with Congress Financial Corporation (New England) (the "2003 Loan Agreement"). The 2004 Loan Agreement is collateralized by substantially all of the Company's assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $3,000,000 sublimit for the issuance of letters of credit and also prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2004 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus 1.25% or at WFF's LIBOR rate plus 3.75%. The Company is required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. As of September 30, 2004, the Company was in compliance with the financial covenants as set forth in the 2004 Loan Agreement.

During the quarter ended June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the 2003 Loan Agreement. These expenses are included in interest expense in the Company's Condensed Consolidated Statement of Operations for the nine-months ended September 30, 2004.

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

(5)

Gain on Termination of Real Property Lease and Other. During the first quarter of 2004, the Company and the landlord of its former South Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement and $250,000 on April 30, 2004. The agreement also provides for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. The Company estimates its aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During the first quarter, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination, and $174,000 in severance and related expenses recorded in connection with employee terminations.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations

Overview

      The Company is currently engaged in the sale, marketing, and distribution of men's belts, leather accessories, suspenders, and men's jewelry. These products are sold both domestically and internationally, principally through department stores, and also through specialty stores and mass merchandisers. The Company operates a number of factory outlet stores primarily to distribute excess and out of line merchandise.

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company was profitable during the quarter ended June 30, 2004 as well as during the quarter and nine-month periods ended September 30 2004, it experienced operating losses and negative cash flows from operating activities for the fiscal years ended December 31, 2003, 2002 and 2001. Despite the Company's recent profitability, those operating losses and negative cash flows when taken together, raise substantial doubt about the ability of the Company to continue as a going concern.

      The Company has recently taken numerous actions to reduce its operating losses and obtain adequate financing for its working capital needs. Among other initiatives, these actions have included:
--

Signing a new revolving credit agreement with Wells Fargo Foothill, Inc. during the second quarter of 2004 that is intended to provide the Company with adequate working capital financing to fund its operations through fiscal 2004 and beyond (see Footnote 4).

--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste, streamline certain processes and procedures and improve operating results. These changes have led to a reduction in the Company's overall headcount from 633 full-time equivalents (FTEs) at December 31, 2001 to 259 FTEs at September 30, 2004.

--	Discontinuing the Company's domestic belt manufacturing operations during the fourth quarter of 2003 in favor of sourcing product from third-party vendors.
--	Terminating the Company's lease on its former Norwalk, Connecticut belt manufacturing facility during the first quarter of 2004 (see Footnote 5).
--	Obtaining $350,000 in new financing from the Company's Chairman of the Board during the first quarter of 2004 (see Footnote 4).

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

Results of Operations

      As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with its Spring (January - September) and Fall (July - December) selling seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

      Net sales for the quarter and nine-months ended September 30, 2004 decreased $2,757,000 or 11.1%, and increased $214,000 or 0.3%, respectively, compared to the same periods last year. The decrease during the quarter was principally due to lower belt shipments, particularly to the Company's department store customers. The marginal increase in net sales during the nine-month period ending September 30, 2004 reflects increased shipments of jewelry and personal leather goods merchandise, and lower markdown and return allowances, offset in part by a reduction in belt shipments. During last year's third quarter, the Company made unusually heavy shipments of its belt merchandise in connection with the launch of certain new branded and private label merchandise programs for certain of its department store customers. Shipments to the Company's international customers increased $1,070,000 or 128% and $1,772,000 or 72% for the quarter and nine-month periods ending September 30, 2004, respectively, both as compared to the corresponding periods last year. The increase in the Company's export business was due mainly to the expansion of a personal leather goods program for a European distributor affiliated with of one the Company's licensors as well as sales increases generally to a number of other international customers.

      Included in net sales for the nine-months ended September 30, 2004 and 2003, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. These adjustments increased net sales by $1,703,000 and $2,069,000 for the nine-month periods ending September 30, 2004 and September 30, 2003, respectively. The Company's actual return experience during both the spring 2003 and spring 2004 seasons was better than anticipated compared to the reserves established at December 31, 2003 and December 31, 2002 principally due to lower than expected returns for men's personal leather goods and belts. The Company established its reserve for returns as of December 31, 2003 based on its estimate of merchandise to be received during the spring 2004 season which was generally shipped to retailers for the 2003 fall and holiday selling seasons.

Gross profit

      Gross profit for the quarter and nine-months ended September 30, 2004 increased $829,000 or 12.6% and $3,645,000 or 20.6% respectively, compared to the same periods last year. For the quarter, gross profit expressed as a percentage of net sales increased by 710 basis points to 33.6% from 26.5% and for the nine-months, increased 540 basis points to 32.5% from 27.1%, both compared to the same periods last year.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

      The increase in gross profit during the quarter and nine-months ended September 30, 2004 both in terms of dollars and as a percentage of net sales was primarily due to increased shipments of relative high-margin men's jewelry merchandise, higher initial markups for both men's belts and men's personal leather goods, and lower inventory-related costs, principally markdowns. Overhead and other unfavorable production-related variances were also lower during both the quarter and the nine-month periods reflecting savings and efficiencies resulting from the closure of the Company's domestic belt manufacturing facility. The Company discontinued its domestic belt manufacturing operations during the fourth quarter of 2003 and since then, has been purchasing its merchandise requirements from third-party vendors, principally from Asia and South America. The Company no longer maintains an inventory of belt-related raw materials.

      Included in gross profit for the nine-months ended September 30, 2004 and 2003, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $911,000 and $913,000 for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

Selling and Administrative Expenses

      Selling and administrative expenses increased $17,000 or 0.3% and $421,000 or 2.0% for the quarter and nine-months ended September 30, 2004 respectively, compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 31.2% and 27.6% for the quarters ended September 30, 2004 and 2003 respectively, and 32.1% and 31.6% for the nine-months ended September 30, 2004 and 2003, respectively.

      Selling expenses increased $701,000 and $495,000 or 16.3% and 3.5% compared to the quarter and nine-months ended September 30, 2003, respectively. Selling expenses expressed as a percentage of net sales were 22.7% and 17.3% for the quarters ended September 30, 2004 and 2003, respectively, and 22.1% and 21.4% for the nine-months ended September 30, 2004 and 2003, respectively. The increase for the quarter both in dollars and as expressed as a percentage of net sales was mainly due to the reclassification recorded during the third quarter last year of certain year to date selling expenses to cost of goods sold as well as increased advertising and promotional expenses during this year's third quarter. The reclassification consisted of certain expenses, primarily salaries, wages, production samples, and travel costs, to cost of goods sold in connection with the discontinuation of the Company's belt manufacturing operations and restructuring of its sourcing organization. The increase year to date in dollars and as expressed as a percentage of net sales was mainly due to increased advertising and promotion, travel, sales compensation and certain insurance expenses.

      The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, the Company frequently makes expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by its customers. Accruals associated with cooperative advertising expenditures are included as a deduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $992,000 or 4.5% percent of net sales compared to $803,000 or 3.2% of net sales for the quarters ended September 30, 2004 and 2003, respectively, and $2,544,000 or 3.8% of net sales compared to $2,184,000 or 3.3% of net sales for the nine-months ended September 30, 2004 and 2003, respectively.

      Administrative expenses decreased $684,000 or 26.7% and $74,000 or 1.1% for the quarter and nine-months ended September 30, 2004 compared to the same periods in 2003. Administrative expenses expressed as a percentage of net sales were 8.5% and 10.3% for the quarters ended September 30, 2004 and 2003, respectively, and 10.1% and 10.2% for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease in administrative expenses for the quarter ended September 30, 2004 was mainly due to reduced compensation and related expenses and lower professional fees, offset in part by higher bad debt expense. The decrease in wage and salary expense during the quarter was due in part to the closure of the Company's domestic manufacturing facility during the fourth quarter of 2003. The Company began winding down its operations during last year's third quarter which resulted in an increase in certain expenses associated with employee severance and merchandise procurement.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

Interest Expense

      Net interest expense decreased by $34,000 and increased by $561,000 for the quarter and nine-months ended September 30, 2004, respectively. The increase for the nine-month period was mainly due to a non-recurring charge of $589,000 recorded during the second quarter in connection with the write-off of various expenses associated with the refinancing of the Company's revolving credit facility. Exclusive of this non-recurring item, net interest expense for the nine-months ended September 30, 2004 decreased by $28,000 compared to the same period last year. The decreases in interest expense for both the quarter and nine-months are primarily due to lower average borrowings offset in part by higher borrowing costs compared to the same periods last year.

      On June 30, 2004, the Company signed the 2004 Loan Agreement and repaid the amounts outstanding under the 2003 Loan Agreement (see Footnote 4). In connection with the termination of the 2003 Loan Agreement, the Company recorded an expense during the second quarter of $589,000 which included a non-cash charge of $409,000 to recognize unamortized deferred financing costs associated with the 2003 Loan Agreement; $150,000 in early termination fees paid to Congress Financial Corporation (New England); and $30,000 in professional fees. These expenses were included in net interest expense in the Company's condensed consolidated statement of operations for the nine-months ended September 30, 2004.

Gain on Termination of Real Property Lease

      During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement and $250,000 on April 30, 2004. The agreement provides for additional payments to the landlord of $1,000,000, payable in installments during the period from January 2005 through March 2006. During the quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 in connection with the lease termination consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination and $174,000 in severance and other costs in connection with employee terminations. The Company estimates its remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. Lease and associated occupancy costs in connection with the South Norwalk facility incurred during the first quarter have been included in selling and administrative expenses in the condensed consolidated statement of operations for the nine-months ended September 30, 2004.

Benefit for Income Taxes

     At December 31, 2003, the Company recorded a valuation allowance equal to its net deferred tax asset of $10,245,000. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results. The Company has recorded no income tax effect on the net income or loss on the condensed consolidated statement of operations for the quarter or nine-months ended September 30, 2004, respectively, as the Company's ability to realize the net asset is not assured.

      At December 31, 2002, the Company recorded a valuation allowance equal to its net deferred tax asset of $9,565,000. In April 2003, as a result of net operating loss carrybacks, the Company received a federal income tax refund of approximately $1,365,000, offset by Internal Revenue Service audit adjustments in connection with fiscal years 1996 through 2001 of approximately $632,000. The Company received an additional federal income tax refund of $283,000 during the fourth quarter of 2003. No income tax benefit was recorded on the net loss on the condensed consolidated statement of operations for the quarter or nine-months ended September 30, 2003.

Liquidity and Capital Resources

      As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. As a result, accounts receivable peak in the fourth quarter. The Company builds its inventory during the year to meet the demand for the holiday season. The required cash is provided by a revolving credit facility.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

      Although the Company was profitable during the quarter ended June 30, 2004 as well as during the quarter and nine-month periods ended September 30 2004, it experienced operating losses and negative cash flows from operating activities for the fiscal years ended December 31, 2003, 2002 and 2001. Despite the Company's recent profitability, those operating losses and negative cash flows when taken together, raise substantial doubt about the ability of the Company to continue as a going concern.

      As described above, the Company has recently taken numerous actions to reduce its operating losses and and obtain adequate financing for its working capital needs. Among other initiatives, these actions have included:
--

Signing a new revolving credit agreement with Wells Fargo Foothill, Inc. during the second quarter of 2004 that is intended to provide the Company with adequate working capital financing to fund its operations through fiscal 2004 and beyond (see Footnote 4).

--

Increasing operating efficiencies through a variety of process improvements designed to eliminate waste, streamline certain processes and procedures and improve operating results. These changes have led to a reduction in the Company's overall headcount from 633 full-time equivalents (FTEs) at December 31, 2001 to 259 FTEs at September 30, 2004.

--	Discontinuing the Company's domestic belt manufacturing operations during the fourth quarter of 2003 in favor of sourcing product from third-party vendors.
--	Terminating the Company's lease on its former Norwalk, Connecticut belt manufacturing facility during the first quarter of 2004 (see Footnote 5).
--	Obtaining $350,000 in new financing from the Company's Chairman of the Board during the first quarter of 2004 (see below and Footnote 4).

      As discussed in Footnote 4, on April 1, 2004, the Investor loaned $350,000 to the Company pursuant to the terms of the Note. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7 percent, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash. The Investor has the option at any time on and after October 31, 2004 to convert the principal amount of the Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option and subject to certain provisions of the Note, may prepay the Note at any time without premium or penalty.

      The Company's working capital decreased by $1,542,000 during the nine-months ended September 30, 2004 compared to a decrease of $4,617,000 for the nine-months ended September 30, 2003. The decrease for the nine-months period in 2004 was principally due to an increase in inventory reserves, accounts payable and other accrued liabilities offset in part by decreases in accounts receivable reserves and bank borrowings, and an increase in gross inventory. The decrease during the nine-months ended September 30, 2003 was principally due to the seasonal increase in bank borrowings and accounts payable, offset in part by an increase in accounts receivable and inventory and a decrease in other accrued liabilities.

      Cash provided by operations during the nine-months ended September 30, 2004 was $1,342,000 compared to cash used in operations of $10,511,000 for the nine-months ended September 30, 2003. Cash provided by operations in 2004 primarily reflects increases in accounts payable and other current and non-current liabilities, net income, and depreciation and amortization offset in part by increases in net accounts receivable and inventory. Cash used in operations in 2003 reflects mainly the net loss for the nine-months period and an increase in net accounts receivable and inventory.

      Cash used in investing activities during the nine-months ended September 30, 2004 of $91,000, reflects capital expenditures and premiums on certain life insurance contracts owned by the Company offset partially by net proceeds from the sale of equipment. Cash used in investing activities for the nine-months ended September 30, 2003 of $128,000 reflects capital expenditures and premiums on life insurance contracts.

Item 2. Management's Discussion and Analysis of the Financial Conditions and Results of Operations (continued)

      Cash used in financing activities for the nine-months ended September 30, 2004 was $1,613,000 and reflects net repayments of short-term debt and certain costs associated with new financing. Cash provided by financing activities during the first nine-months of 2003 reflects net short-term borrowings.

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit. At September 30, 2004, outstanding letters of credit totaled $1,107,000. The Company presently is required to pay a fee quarterly equal to 4.25% per annum on outstanding letters of credit.

The following chart summarizes the Company's contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,393	$2,422	$3,745	$2,551	$1,675
Minimum payments required under Royalty agreements	9,105	6,708	1,398	999	-
Total	$ 19,498	$ 9,130	$ 5,143	$ 3,550	$ 1,675

      During the quarter and nine-months ended September 30, 2004, there were no material changes in the contractual obligations set forth in the above chart except that, as described above, the Company terminated the lease for its Norwalk, Connecticut manufacturing plant and, in connection with that termination, agreed to pay to its former landlord $1,500,000. The Company paid $250,000 initially and $250,000 on April 30, 2004 with the balance of the settlement payable in installments through March 2006. In addition, and as also described above, during the second quarter, the Investor loaned the Company $350,000 pursuant to the terms of the Note.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ended September 30, 2004, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's 2004 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 10, 2004. At the Annual Meeting, stockholders:
(a)

Elected the following directors to serve as Class III directors of the Company until the Company's 2007 Annual Meeting of Stockholders and until election and qualification of their respective successors, by the following votes:

	Director	For	Withheld
	Marshall Tulin	4,333,435	245,255
	Raymond Vise	4,346,820	231,870

(b)	Approved the appointment of BDO Seidman LLP as the independent certified public accountants of the Company for the fiscal year ending December 31, 2004 by the following vote:

	For	Against	Abstain
	4,496,350	39,924	42,416

Item 6. Exhibits

Exhibit Number	Description

10.01	Stock Option Contract dated August 10, 2004 between the Company and John Macht.

10.02	Letter Agreement dated as of September 23, 2004 amending the Amended and Restated Employment Agreement dated as December 18, 2003 between the Company and Eric P. Luft.

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner

Jerold R. Kassner,
Senior Vice President, Chief Financial Officer and Treasurer

Date: November 15, 2004

EXHIBIT INDEX
Exhibit No.	Description

10.01	Stock Option Contract dated August 10, 2004 between the Company and John J. Macht.

10.02	Letter Agreement dated as of September 23, 2004 amending the Amended and Restated Employment Agreement dated as December 18, 2003 between the Company and Eric P. Luft.

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.