Form 10-K
period 2004-12-31
SWANK, INC.
filed 2005-03-31
CIK 95779

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / ___ /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes	No	X

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the close of business on June 30, 2004: $1,375,100.

          The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,522,490 shares of Common Stock as of the close of business on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements.

          In order to keep stockholders and investors informed of the future plans of Swank, Inc. (the "Company"), this Form 10-K contains and, from time to time, other reports and oral or written statements issued by the Company may contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company's forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by the Company's customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.          Business.

General

          The Company was incorporated on April 17, 1936. The Company is engaged in the importation, sale and distribution of men's accessories under the names "Kenneth Cole", "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Tommy Hilfiger", "Guess", "Swank", "Colours by Alexander Julian", and "City of London" among others. Prior to July 23, 2001, the Company was also engaged in the sale and distribution of women's costume jewelry.

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

Products

          Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and men's jewelry, principally cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, as well as suspenders, are distributed under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Swank", "Field & Stream" and "Colours by Alexander Julian". The Company also distributes men's leather accessories under the name "Pierre Cardin" and for customers' private labels. In February 2005, the Company entered into an exclusive license for the distribution and sale by it of men's jewelry and leather accessories under the name "City of London."

          As is customary in the fashion accessories industry, substantial percentages of the Company's sales and earnings occur in the months of September, October and November, during which the Company makes significant shipments of its products to retailers for sale during the holiday season. The Company's bank borrowings typically are at a peak during these months corresponding with the Company's peak working capital requirements.

          In addition to product, pricing and terms of payment, the Company's customers generally consider one or more factors, such as the availability of electronic order processing and the timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, the Company from time to time will allow customers to return merchandise in order to achieve proper stock balances. These factors, among others, result in the Company increasing its inventory levels during the Fall selling season (July through December) in order to meet customer imposed delivery requirements. The Company believes that these practices are substantially consistent throughout the fashion accessories industry.

Sales and Distribution

          The Company's customers are primarily major retailers within the United States. Net sales in both fiscal 2004 and fiscal 2003 to the Company's three largest customers, Federated Department Stores, Inc. ("Federated"), TJX Companies, Inc. ("TJX"), and May Department Stores Company, Inc. ("May") accounted for approximately 13%, 11%, and 10%, respectively, of consolidated net sales. In addition, net sales to Target Corporation ("Target") during fiscal 2003 were approximately 10% of consolidated net sales. Net sales to Federated, Target and May were approximately 15%, 14%, and 11% respectively, of consolidated net sales in fiscal 2002. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2004, 2003 or 2002. Exports to foreign countries accounted for approximately 7%, of consolidated net sales in fiscal 2004, and less then 4% of consolidated net sales in each of fiscal 2003 and 2002, respectively.

          At March 24, 2005, the Company had unfilled orders of approximately $6,439,000 compared with approximately $9,016,000 at March 24, 2004. The decrease in backlog of unfilled orders is primarily due to orders being received and shipped somewhat earlier in the 2005 spring season compared to the corresponding period in 2004 and to a decrease in unfilled orders for the Company's products compared to the same date in 2004. The Company has substantially improved its shipping and delivery performance in 2005 which has reduced order cancellations and has contributed to the decrease in the backlog of unfilled orders. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of placement by our customers of orders from year-to-year. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

          Approximately 45 salespeople and district managers are engaged in the sale of products of the Company working out of sales offices located in New York, NY and Atlanta, GA. In addition, at December 31, 2004 the Company sold certain of its products through 8 company-owned factory outlet stores in 6 states.

Manufacturing

          The Company no longer manufactures the products it sells, which are, instead, sourced from third-party vendors. The Company historically manufactured and/or assembled its men's and women's costume jewelry products at the Company's plant in Attleboro, Massachusetts and at the facility of the Company's former 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros") located in Cartago, Costa Rica. The Company discontinued its manufacturing operations at Joyas y Cueros and Massachusetts in 2001 and 2000, respectively. In addition, during the fourth quarter of fiscal 2003, the Company ceased manufacturing operations at its belt and suspender manufacturing facility, located in Norwalk, Connecticut. Reference is made to Footnote I of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the cessation of the Norwalk manufacturing operations.

          The Company purchases substantially all of its small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on the Company's small leather goods business in the short-term depending upon the Company's inventory position and on the seasonal shipping requirements at that time. However, the Company has identified alternative sources for small leather goods which could be utilized by the Company within several months. The Company also purchases its finished belts and other accessories from a number of suppliers in the United States and abroad. The Company believes that alternative suppliers are readily available for substantially all such purchased items.

Advertising Media and Promotion

          Substantial expenditures on advertising and promotion are an integral part of the Company's business. Approximately 3.3% of net sales was expended on advertising and promotion in 2004, of which approximately 2.6% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

          The businesses in which the Company is engaged are highly competitive. The Company competes with, among others, Cipriani, Salant, Randa/Humphrey's, Fossil, Tandy Brands Accessories, Inc., and retail private label programs in men's belts; Tandy Brands Accessories, Inc., Cipriani, Fossil, Mundi-Westport, Randa/Humphrey's and retail private label programs in small leather goods; and David Donahue in men's jewelry. The ability of the Company to continue to compete will depend largely upon its ability to create new designs and products, to meet the increasing service and technology requirements of its customers and to offer consumers high quality merchandise at popular prices.

Patents, Trademarks and Licenses

          The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of men's leather accessories and costume jewelry under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Guess?", "Field & Stream", "City of London", and "Colours by Alexander Julian." The Company also holds exclusive licenses to distribute men's leather accessories under the name "Pierre Cardin." The Company's "Geoffrey Beene", "Pierre Cardin", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Field & Stream" and "Guess?" licenses collectively may be considered material to the Company's business. The "Pierre Cardin", "Geoffrey Beene", "Claiborne" and "Tommy Hilfiger" agreements also license the Company to distribute and sell suspenders. The Company does not believe that its business is materially dependent on any one license agreement. The Company's "City of London" license provides for percentage royalty payments not exceeding 5% of net sales. The Company's "Pierre Cardin", "Field & Stream" and "Claiborne" licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Geoffrey Beene" and "Tommy Hilfiger" licenses provide for percentage royalty payments not exceeding 7% of net sales. The "Kenneth Cole" and "Guess" licenses provide for percentage royalty payments not exceeding 8% of net sales. The license agreements to which the Company is a party generally specify minimum royalties and minimum advertising and promotion expenditures. The Company's "Kenneth Cole", "Claiborne", and "Guess?" licenses expire December 31, 2005. The Company's "Pierre Cardin" and "Field & Stream" licenses expire December 31, 2006. The Company's "Tommy Hilfiger" license expires December 31, 2007. The Company's "Geoffrey Beene" and "City of London" licenses expire June 30, 2008. The Company regularly assesses the status of its license agreements and anticipates renewing those contracts scheduled to expire in 2005, subject to the negotiation of terms and conditions satisfactory to the Company and its licensors.

Employees

          The Company has approximately 283 employees, of whom approximately 137 are warehouse and distribution employees. None of the Company's employees are represented by labor unions and management believes its relationship with its employees to be satisfactory.

Developments

          On June 30, 2004, the Company signed a new $25,000,000 Loan and Security Agreement (as amended to date, the "2004 Loan Agreement") with Wells Fargo Foothill, Inc. The new financing replaced the Company's previous loan and security agreement between the Company and its prior lender and is collateralized by substantially all of the Company's assets, including domestic accounts receivable, inventory, and machinery and equipment. In addition, the 2004 Loan Agreement prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum earnings before interest, taxes, depreciation, and amortization (EBITDA) requirements. The terms of the 2004 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at a maximum interest rate equal to Wells Fargo Bank, National Association's ("Wells Fargo") prime lending rate plus 1.25%, or at Wells Fargo's LIBOR rate plus 3.75%. The Company is required to pay an unused line fee monthly of .5% on the amount by which $25,000,000 exceeds the average daily balance of loans and letters of credit outstanding. As of December 31, 2004 the Company is in compliance with all covenants under the 2004 Loan Agreement.

Item 2.          Properties.

          The Company's main administrative offices and distribution center are presently located in a leased warehouse building containing approximately 242,000 square feet in Taunton, Massachusetts. This facility is used in the distribution of substantially all of the Company's products. In addition, one of the Company's factory stores is located within the Taunton location. The lease for these premises expires in 2006. The warehouse facility in Taunton is equipped with modern machinery and equipment, substantially all of which is owned by the Company, with the remainder leased.

          The Company's executive offices and its national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York City, New York. On July 23, 2001 the Company entered into a sublease agreement with K&M Associates, L.P. for approximately 43% of its space under lease at 90 Park Avenue. The lease and sublease of such premises both expire in 2010. A regional sales office is also located in leased premises in Scottsdale, Arizona. The lease for the Scottsdale office expires in 2006. Collectively, these two offices contain approximately 22,000 square feet.

          The Company also owns a three-story building containing approximately 193,000 square feet on a seven-acre site in Attleboro, Massachusetts. Until 2000, this facility had been used to manufacture and/or assemble men's and women's costume jewelry products and, until December 2004, housed the Company's main administrative offices. During December 2004, the Company's administrative staff relocated to its Taunton location. The Company is presently assessing its options with regard to alternative uses or the disposition of its Attleboro property.

          Through fiscal 2003, men's belts and suspenders were manufactured in leased premises located in Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres. In 2003, the Company ceased manufacturing operations in Norwalk and the lease for these premises was terminated during the first quarter of fiscal 2004.

          The Company presently operates seven factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 13,000 square feet in the aggregate.

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

          The remedial investigation of the site has been completed and the EPA has prepared its Record of Decision.  The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. Once the EPA and the PRPs resolve an outstanding dispute regarding certain oversight costs, the Company expects to receive confirmation from the EPA that the Company has fulfilled its obligations under the Administrative Order. It is unlikely that this matter will have a material adverse effect on the Company's operating results, financial condition or cash flows. The PRP Group's accountant's records reflect group expenses since December 31, 1990, independent of legal fees, in the amount of $4,455,291 as of December 31, 2004. The Company's share of the costs for the RI/FS historically was allocated on an interim basis at 12.52%. Due to the withdrawal of two PRP's, however, the respective shares of these costs were reallocated among the remaining members of the group in 2004, increasing the Company's allocation to 19.5% for any remaining costs. The Company believes that it has adequately reserved for the potential costs associated with this site.

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

          (b)  No material pending legal proceedings were terminated during the three month period ended December 31, 2004.

Item 4.          Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company are as follows:
Name	Age	Title

Marshall Tulin	87	Chairman of the Board and Director

John A. Tulin	58	President and Chief Executive Officer and Director

James E. Tulin	53	Senior Vice President - Merchandising and Director

Paul Duckett	64	Senior Vice President - Distribution and Retail Store Operations

Melvin Goldfeder	68	Senior Vice President - Special Markets Division

Jerold R. Kassner	48	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Eric P. Luft	49	Senior Vice President - Men's Division and Director

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

PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.

          The Company's common stock, $.10 par value per share (the "Common Stock") is traded in the over-the-counter market under the symbol SNKI. The following table sets forth for each quarterly period during the last two fiscal years the high and low bid prices for the Common Stock, as reported by bigcharts.com (which prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

	2004		2003

Quarter	High	Low	High	Low

First	$ .25	$ .16	$ .25	$ .08
Second	.31	.19	.20	.13
Third	1.02	.25	.34	.13
Fourth	1.30	.65	.28	.12
For the Year	$ 1.30	$ .16	$ .34	$ .08

            Number of Record Holders at February 28, 2005  -  1,218

           The 2004 Loan Agreement prohibits the payment of cash dividends on the Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and has no current expectation that cash dividends will be paid in the foreseeable future.

          The Company did not issue any unregistered securities during the past year.

          During the three-months ended December 31, 2004, the Company did not repurchase any shares of its Common Stock.

Item 6.          Selected Financial Data.

          The following table provides selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2004 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

          The selected consolidated financial data as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 have been derived from the Company's consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by BDO Seidman, LLP, independent registered public accounting firm. The selected consolidated financial data as of December 31, 2002 have been derived from the Company's consolidated financial statements not included herein, which were audited by BDO Seidman, LLP. The selected consolidated financial data as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 have been derived from the Company's consolidated financial statements not included herein, which were audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.
Swank, Inc. Financial Highlights
For each of the Five Years Ended December 31
(In thousands, except share and per share data)	2004	2003	2002	2001	2000

Operating Data:

Net sales	$ 93,287	$ 94,845	$ 100,011	$ 87,812	$ 100,750

Cost of goods sold - operations	62,567	67,123	71,857	61,831	69,626
Cost of goods sold - restructuring	-	1,360	-	-	-

Total cost of goods sold	62,567	68,483	71,857	61,831	69,626

Gross profit	30,720	26,362	28,154	25,981	31,124
Selling and administrative expenses	28,256	27,540	30,618	30,397	35,037
(Gain) on lease termination, restructuring expenses, and other	(728)	280	-	473	1,496

Income (loss) from operations	3,192	(1,458)	(2,464)	(4,889)	(5,409)
Interest expense, net	1,621	1,162	1,144	1,422	1,869
Other (income)	-	-	(640)	-	-

Income (loss) before income taxes and minority interest	1,571	(2,620)	(2,968)	(6,311)	(7,278)
(Benefit) provision for income taxes	-	-	(2,594)	(267)	3,890
Minority interest in net loss of consolidated subsidiary	-	-	-	-	185

Income (loss) from continuing operations	1,571	(2,620)	(374)	(6,044)	(10,983)

Discontinued operations: (Loss) from discontinued operations, net of income tax provision (benefit) of $(505) and $689	-	-	-	(3,717)	(1,012)
Income (loss) on disposal of discontinued operations, net of income tax provision (benefit) of $0 and $(810)	-	-	300	(5,957)	-

Income (loss) from discontinued operations	-	-	300	(9,674)	(1,012)

Net income (loss)	$ 1,571	$ (2,620)	$ (74)	$ (15,718)	$ (11,995)

Share and per share information:
Weighted average common shares outstanding	5,522,490	5,522,490	5,522,490	5,522,490	5,522,513

Basic net income (loss) per common share:
Continuing operations	$ .28	$ (.47)	$ (.06)	$ (1.10)	$ (1.99)
Discontinued operations	-	-	.05	(1.75)	(.18)
Net income (loss) per common share - basic	$ .28	$ (.47)	$ (.01)	$ (2.85)	$ (2.17)

Weighted average common shares outstanding assuming dilution	6,007,594	5,522,490	5,522,490	5,522,490	5,522,513

Diluted net income (loss) per common share:
Continuing operations	$ .26	$ (.47)	$ (.06)	$ (1.10)	$ (1.99)
Discontinued operations	-	-	.05	(1.75)	(.18)

Net income (loss) per common share - diluted	$ .26	$ (.47)	$ (.01)	$ (2.85)	$ (2.17)

Swank, Inc. Financial Highlights (continued)
For each of the Five Years Ended December 31
(In thousands, except share and per share data)	2004	2003	2002	2001	2000

Balance Sheet Data:

Current assets	$26,703	$ 28,811	$ 30,390	$ 34,327	$ 51,936

Current liabilities	19,562	22,077	20,591	25,357	32,430

Net working capital	7,141	6,734	9,799	8,970	19,506

Property, plant and equipment, net	499	1,469	2,056	2,581	3,978

Total assets	30,778	34,035	35,590	43,211	62,497

Capital Expenditures	319	62	187	660	583

Depreciation and amortization	351	711	759	904	1,456

Long-term obligations	6,669	9,018	9,464	12,213	8,821

Stockholders' equity	4,547	2,940	5,535	5,641	21,246

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

       Net sales in 2004 decreased 1.6% to $93,287,000 compared to $94,845,000 in 2003. The decrease in net sales was mainly due to lower shipments of the Company's men's belt and personal leather goods merchandise associated with certain branded and private-label collections sold primarily to department stores. Gross profit, however, increased 16.5% to $30,720,000 from $26,362,000 in 2003 and, as a percentage of net sales, increased to 32.9% from 27.8% last year. The increase in gross profit was due principally to the closure of the Company's domestic belt manufacturing facility in Norwalk, Connecticut during the fourth quarter of 2003 and subsequent re-sourcing of all merchandise requirements to third-party vendors and an increase in higher-margin men's jewelry net sales compared to the prior year. Selling and administrative expenses increased 2.6% or $716,000 mainly due to an increase in certain merchandising and advertising and promotion costs.

       Earnings for the 12 months ended December 31, 2004 included net non-recurring income of $139,000. During the Company's quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 from the termination of a real estate lease that was offset, in part by a $362,000 asset impairment charge in connection with the Company's former jewelry manufacturing facility and administrative offices in Attleboro, Massachusetts recorded during the quarter ended December 31, 2004. The Company relocated its administrative staff to its Taunton distribution facility during December 2004 and is presently assessing its options with regard to alternative uses or the disposition of the Attleboro property. The net gain on the lease termination and the Attleboro fixed asset impairment charges were recorded separately in the Company's consolidated statement of operations as non-recurring items. In addition, during the quarter ended June 30, 2004, the Company recorded a non-recurring expense of $589,000, which was included in interest expense, in connection with the write-off of certain deferred financing costs, early termination fees and other charges related to the termination of the Company's revolving credit agreement with its prior lender (see "Restructuring Charges" below).

       Results for both the quarter and 12-month period ended December 31, 2003 include restructuring charges of $1,640,000 related to the closure of the Company's belt manufacturing facility in Norwalk, Connecticut. These expenses included a $1,360,000 inventory-related charge that was included in cost of sales in the Company's consolidated statement of operations and a $280,000 charge for severance and asset-impairment expenses that was stated separately in the consolidated statement of operations as a restructuring charge. The Company ceased manufacturing activities at its Norwalk facility and began outsourcing the balance of its belt production requirements to third-party manufacturers during the quarter ended December 31, 2003.

Critical Accounting Policies and Estimates

       Management believes that the accounting policies discussed below are important to an understanding of the Company's financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve judgment, management believes the other accounting policies discussed in Note B to the consolidated financial statements are also important in understanding the statements.

Revenue Recognition

       The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

Allowance for Doubtful Accounts

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

Income Taxes

       The Company determines the valuation allowance for deferred tax assets based upon projections of taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset are anticipated to reverse, and the likelihood that the Company's deferred tax assets will be recovered.

2004 vs. 2003

Net sales

        Net sales for the year ended December 31, 2004 decreased by $1,558,000 or 1.6% compared to 2003. Net sales of the Company's men's jewelry merchandise increased 11.5% while net sales of personal leather goods and belts decreased 3.7% and 2.5%, respectively, all as compared to the prior year. The increase in jewelry net sales is due to higher shipments of certain private-label merchandise and increased sales of branded programs to department and chain stores. Jewelry net sales have also increased due to improved trends generally at retail for this classification resulting in an increased emphasis by retailers on "giftable" merchandise. The decrease in personal leather goods net sales was primarily due to a reduction in shipments of certain branded goods sold mainly to department store customers, offset in part by a significant increase in shipments of the Company's "Guess?" merchandise. The decrease in men's belt net sales in 2004 was primarily due to lower sales of the Company's "Geoffrey Beene" and "Pierre Cardin" merchandise offset in part by higher sales associated with the Company's "Axcess by Claiborne" and "Kenneth Cole" goods. During 2004, one of the Company's larger customers for "Pierre Cardin" merchandise began placing more emphasis on alternative private-label brands. During 2004, the Company also decreased its exposure to certain lower-margin private-label businesses in favor of faster-growing, more profitable lines, including its export business. The Company's international business overall increased 84% during 2004 mainly due to higher shipments of "Guess?" branded personal leather goods merchandise to existing customers and generally higher shipments of all product categories, especially belts, to certain new export accounts. Net sales to international customers accounted for approximately 7% of the Company's total net sales during 2004 compared to less than 4% in 2003.

       The decrease in belt and small leather goods shipments during 2004 was offset in part by a reduction in sales dilution associated with reduced customer returns. The Company's provision for customer returns decreased 38% in 2004 mainly due to a more stable product line and an increased emphasis on promotional expenditures to promote retail sales. Cooperative advertising and markdown expenditures increased approximately 9% during the year. The Company regularly participates in promotional events designed to stimulate sales of its merchandise or expand its market share within certain retail channels.

   Net sales in 2004 and 2003 were also favorably affected by the annual returns adjustment made in the second quarter. The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $1,703,000 and $2,069,000 for the twelve month periods ended December 31, 2004 and 2003, respectively. The Company's actual return experience during both the spring 2004 and spring 2003 seasons was better than anticipated compared to the reserves established at December 31, 2003 and December 31, 2002, respectively, principally due to lower than expected returns for men's personal leather goods and belts. Returns generally declined during 2004 compared to the prior year as the Company maintained a more stable merchandise assortment and increased its emphasis on in-store promotions to promote the sale of slower-moving goods. The Company established its reserve for returns as of December 31, 2003 based on its estimate of merchandise to be received during the spring 2004 season which was generally shipped to retailers for the 2003 fall and holiday selling seasons. Although the Company anticipated a reduction in returns in establishing its reserve at December 31, 2003, actual experience was more favorable than planned.

Gross profit

        Gross profit for the year ended December 31, 2004 increased by $4,358,000 or 16.5% to $30,720,000 compared to the prior year's gross profit of $26,362,000. Gross profit expressed as a percentage of net sales for 2004 was 32.9% compared to 27.8% for 2003.

        The increase in gross profit both in dollars and as a percentage of net sales during 2004 was primarily due to higher margins for men's belts resulting from the closure of the Company's Norwalk, Connecticut manufacturing facility in 2003 and subsequent re-sourcing of all merchandise requirements to third-party vendors. The Company was able to significantly decrease its merchandise cost for men's belts in 2004 through the elimination of certain manufacturing inefficiencies and other fixed overhead expenses associated with the operation of its Norwalk plant. During 2003, the Company recorded substantial labor and overhead manufacturing variances at Norwalk in an attempt to adjust production levels with anticipated demand. The Company began significantly decreasing its production levels at Norwalk during the third quarter of 2003 and ceased manufacturing operations during the fourth quarter.

       The improvement in 2004's gross profit was also due to lower inventory control costs, primarily belt raw material obsolescence, and a more favorable sales mix, principally an increase in net sales of men's jewelry which commands a higher gross margin than the Company's other products, compared to the prior year. Gross profit for the year ended December 31, 2003 included a non-recurring charge of $1,360,000 recorded during the fourth quarter in connection with the write-off of the Company's remaining belt raw material inventory. Net sales of the Company's men's jewelry merchandise increased 11.5% in 2004 compared to the prior year and accounted for approximately 13.0% of consolidated net sales compared to 11.5% in 2003. The Company's initial markup in 2004 on its men's personal leather goods merchandise also increased during the year mainly due to a reduction in net sales to lower-margin customers which was offset in part by an increase in export net sales.

       Provisions for customer returns, in-store markdown and cooperative advertising allowances, and other sales dilution decreased to 10.2% of gross shipments in 2004 from 11.3% last year. The reduction was mainly due to lower customer returns offset in part by an increase in the provision for in-store markdowns and cooperative advertising allowances. Royalty charges associated with the Company's license agreements increased 6.8% in 2004 due to an increase in net sales of certain branded merchandise and in some cases, increases in contractual minimum royalty obligations.

       Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $911,000 and $913,000 for the years ended December 31, 2004 and 2003 respectively.

Selling, Administrative, and Other Income and Expense

       Selling and administrative expenses for the year ended December 31, 2004 increased $716,000 or 2.6% compared to the prior year. Selling and administrative expense expressed as a percentage of net sales increased to 30.3% from 29.0% in 2003. Selling expenses increased by $544,000 or 2.8% while administrative expenses increased by $172,000 or 2.1%, both as compared to the prior year. Expressed as a percentage of net sales, selling expenses totaled 21.5% and 20.5% for 2004 and 2003, respectively, and administrative expenses totaled 8.8% and 8.5% for 2004 and 2003, respectively.

       The increase in selling expenses was primarily due to higher advertising and promotional expenditures and increased product development costs including purchased samples and other supplies, trade shows, and international travel. These increases were offset in part by lower compensation and related expenses, occupancy costs, and freight expense. The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity of its licensors. The license agreements to which the Company is a party also generally include minimum advertising and promotional spending requirements. Advertising and promotional expenses in support of the Company's men's accessories business, exclusive of cooperative advertising and display expenditures, totaled 2.6% of net sales for the year ended December 31, 2004 compared to 2.1% in 2003.

       The increase in administrative expenses in 2004 was mainly due to higher professional fees and bad debt expense offset in part by a reduction in administrative compensation and related expense and occupancy costs. The increase in professional fees was primarily due to activities associated with the Company's revolving credit refinancing during the first half of 2004.

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

Restructuring Charges and Write-off of Deferred Financing Costs

        During the first quarter of 2004, the Company and the landlord of its former Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement and $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. The Company estimates its aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During the first quarter, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately as a non-recurring item in the Company's consolidated statement of operations. On January 3, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. The Company will record a gain of $75,000 during the first quarter of 2005 to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

       During the quarter ended June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of its previous loan and security agreement. These expenses are included in interest expense in the Company's consolidated statement of operations for 2004.

       During the quarter ended December 31, 2004, the Company recorded a non-cash impairment charge of $362,000 in connection with certain fixed assets associated with its former jewelry manufacturing facility and administrative offices in Attleboro, Massachusetts. Although the Company ceased jewelry manufacturing operations in 2000, the Attleboro building continued to house the Company's main administrative offices. In December 2004, the Company consolidated its administrative staff into its Taunton, Massachusetts distribution center and is currently assessing alternative uses or the disposition of its Attleboro property. The impairment charge was included as a non-recurring expense in the Company's consolidated statement of operations for the quarter and year ended December 31, 2004.

       During the fourth quarter of 2003, the Company ceased manufacturing operations at its belt and suspender manufacturing facility in Norwalk, Connecticut and began sourcing the balance of its belt and suspender merchandise requirements from third-party vendors. As part of this transition, beginning early in the third quarter the Company gradually began to reduce production levels at Norwalk and subsequently reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. In connection with the plant closure, the Company recorded and included in cost of goods sold during the fourth quarter $1,360,000 in non-recurring charges associated with obsolete raw materials and supplies. In addition, the Company also recorded during the fourth quarter a $280,000 restructuring charge associated with severances and other expenses incurred in connection with the plant closure. The restructuring charge is stated separately in the accompanying Consolidated Statements of Operations for the year ending December 31, 2003. At December 31, 2003, $181,000 had been paid representing all of the severance liability payable to the affected employees. An additional $99,000 was recorded as a reduction in the cost basis of the machinery and equipment formerly used in the Company's belt and suspender manufacturing operations, to reflect their estimated fair market values. No restructuring expenses were recorded in 2002.

Interest Expense

       Net interest expense for the year ended December 31, 2004 increased $459,000 or 40% compared to 2003. The increase was primarily due to a non-recurring expense of $589,000 recorded during the quarter ended June 30, 2004 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the Company's previous loan and security agreement. Exclusive of this charge, net interest expense declined $130,000 or 11.2% compared to 2003. This decrease was due mainly to a reduction in average outstanding revolving credit balances during 2004 compared to 2003 offset in part by an increase of approximately 89 basis points in the Company's average borrowing costs compared to the prior year (see "Liquidity and Capital Resources").

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

Interest Expense

       Net interest expense for the year ended December 31, 2003 increased $18,000 or 1.2% compared to 2002. The increase was primarily due to higher average outstanding revolving credit balances during 2003 compared to 2002 offset in part by a reduction of approximately 26 basis points in the Company's average borrowing costs compared to the prior year (see "Liquidity and Capital Resources").

Provision for Income Taxes

       The Company did not record a current income tax provision or benefit for fiscal years 2004 and 2003. In fiscal year 2000, the Company began recording a valuation reserve against all of its deferred tax assets. During 2004, the Company utilized various deferred tax assets which had been fully reserved to offset its tax provision. During 2003, the Company recorded a valuation reserve against the deferred tax assets generated from its losses. During 2002, the Company recorded an income tax benefit at a combined federal and state effective tax rate of 87.4%. The only benefit that the Company recorded in 2002 relates to the utilization of tax loss carrybacks for which the Company received cash refunds. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

Promotional Expenditures

        The Company routinely makes advertising and promotional expenditures to enhance its business and to support the advertising and promotion activity of its licensors. Promotional expenditures included in selling and administrative expenses increased by $385,000 in 2004 and decreased by $17,000 in 2003 both as compared to the prior year. The Company also makes expenditures in support of cooperative advertising arrangements with its retail customers. These expenses, which are included in net sales, decreased $398,000 in 2004 and decreased $235,000 in 2003, both as compared to the corresponding prior year periods. Expenditures for merchandise displays, which the Company includes in cost of sales, decreased $77,000 in 2004 and decreased $161,000 in 2003.

Liquidity and Capital Resources

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2004, the Company was profitable, generated positive cash flow from operating activities, and successfully refinanced its revolving credit facility. The improvement in the Company's operating results was driven primarily by an increase in gross margin as well as a number of cost-saving and efficiency initiatives that the Company has undertaken over the past several years. Included among the various steps taken by the Company has been the closing of its Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to the Company's Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with the Company's women's costume jewelry division, generating net proceeds of $6,100,000 and $4,600,000, respectively, which were used to reduce the Company's outstanding revolving credit balance. During 2003, the Company received federal income tax refunds of $1,648,000 offset by Internal Revenue Service audit adjustments of $632,000 in connection with fiscal years 1996 through 2001, and received $4,247,000 in federal income tax refunds during 2002.

       The Company believes that the improvement in gross margin and the steps it has taken to restructure its business and reduce operating costs have contributed to a reduction in the Company's breakeven point which led to a significant improvement in 2004's operating results. However, due to a variety of factors including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions, the Company experienced operating losses and negative cash flows from operating activities during each of the years ended December 31, 2003 and 2002 that the Company was able to fund from its revolving credit arrangements.

       The Company's 2004 Loan Agreement (see Note D to the consolidated financial statements) requires it to maintain various covenants, including a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirement on a trailing 12 month basis. The Company's ability to remain profitable and continue to meet the various covenants contained in the 2004 Loan Agreement going forward will be dependent on, among other things, achieving its planned sales revenue for fiscal 2005; maintaining its cash requirements within the constraints of the 2004 Loan Agreement; and continuing to monitor and control its cost structure consistent with its anticipated revenues. If the Company's actual results deviate from plan such that it does not maintain the required EBITDA, there can be no assurance that the Company's current lender will waive such noncompliance or that the Company would be able to obtain alternative financing. These matters raise a substantial doubt about the ability of the Company to operate as a going concern.

       Although no assurances can be given, the Company believes that achieving its revenue plan for 2005, continuing the current program of cost control initiatives, and maintaining its cash requirements within the constraints of its 2004 Loan Agreement will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern.

       On June 30, 2004, the Company signed a new $25,000,000 Loan and Security Agreement (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"). The 2004 Loan Agreement replaced the Company's previous loan and security agreement between it and its prior lender. The 2004 Loan Agreement is collateralized by substantially all of the Company's assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2004 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus 1.25% or at WFF's LIBOR rate plus 3.75%. The Company is required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. As of December 31, 2004, the Company was in compliance with the financial covenants contained within the 2004 Loan Agreement.

       On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the "Note") issued by the Company to Mr Tulin. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7.0%, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash. Mr. Tulin has the option at any time to convert the principal amount of the Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option and subject to certain provisions of the Note, may prepay the Note at any time without premium or penalty.

       The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its 2004 Loan Agreement. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's 2004 Loan Agreement is presently the prime rate plus a margin of 1.25% or LIBOR plus a margin of 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products.

       In the ordinary course of business, the Company is contingently liable for performance under letters of credit of approximately $381,000 at December 31, 2004. The Company is required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

       The following chart summarizes the Company's contractual obligations as of December 31, 2004 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$ 1,350	$ 850	$ 150	$ 350	$ -
Operating leases	7,862	2,329	2,624	2,481	428
Minimum royalty payments required under License Agreements	9,826	4,746	4,622	458	-
Postretirement benefits	4,612	418	900	944	2,350
Deferred compensation	957	344	403	210	-
Total	$ 24,607	$ 8,687	$ 8,699	$ 4,443	$ 2,778

       As discussed above, during the first quarter of 2004, the Company and the landlord of its former South Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. During 2004, the Company paid $500,000 to the landlord in connection with the termination agreement including $250,000 upon the signing of the agreement and $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. On January 3, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement.

       The Company is also a party to employment agreements with certain of its executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

Cash flows

       Cash provided by operations totaled $4,107,000 in 2004 compared to cash used in operations of $2,704,000 in 2003. Cash was provided in 2004 principally by net income, depreciation and amortization, and decreases in accounts receivable, inventories, and other assets, all offset in part by the non-cash gain recorded during the quarter ended March 31, 2004 in connection with the termination of the Company's lease on its Norwalk facility. The decrease in accounts receivable is mainly due to lower net sales during the fourth quarter. Inventory balances generally declined throughout 2004 compared to the prior year due to the Company's ongoing efforts to reduce excess inventories and better match inventory investment with sales and other working capital requirements.

       In 2003, cash used in operations was due principally to the operating loss, increases in accounts receivable and certain prepaid and other current assets, and decreases in accounts payable, accrued and other long term obligations, and deferred credits. Cash was provided by decreases in inventory and recoverable income taxes. In 2002, cash used in operations was due primarily to the net loss and decreases in accounts receivable reserves and certain other accrued and other long-term liabilities. Working capital increased by $407,000 in 2004 mainly due to decreases in bank borrowings and accounts receivable reserves, offset partially by decreases in inventory, accounts receivable, and other current assets and increases in accounts payable and other current liabilities.

       Cash used in investing activities in 2004 of $266,000 was for capital expenditures and premiums on life insurance policies, offset in part by the proceeds received from the sale of certain manufacturing equipment. Cash used in investing activities in 2003 of $303,000 was for capital expenditures and premiums on life insurance policies. Cash was provided by investing activities in 2002 primarily by the proceeds from the surrender of certain life insurance policies owned by the Company in connection with its 1993 Deferred Compensation plan (the "1993 Plan"). During the third quarter of 2002, the Company completed the termination of its 1993 Plan, surrendered the underlying insurance policies, and used the proceeds to distribute all vested benefits to participants. Capital expenditures were $319,000, $62,000 and $187,000 in 2004, 2003 and 2002, respectively.

       Cash used in financing activities of $3,835,000 in 2004 was mainly due to net repayments of borrowings under the Company's revolving credit agreements and closing and other costs associated with the 2004 Loan Agreement, offset in part by an increase in notes payable due affiliates. Cash provided by financing activities in 2003 of $3,083,000 was from net borrowings under the Company's revolving credit agreements.

Capital Expenditures

       The Company expects that cash from operations and availability under its 2004 Loan Agreement will be sufficient to fund its ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

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

Recent Accounting Pronouncements

       In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or cash flows.

       In December 2004, FASB issued SFAS No. 123 (revised 2004, "SFAS No. 123R"), Share-Based Payment. SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company does not expect that the adoption of SFAS 123R will have a significant impact on its financial condition, results of operations, or cash flows.

       In December 2004, FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is presently assessing the provisions of SFAS 153 and does not believe that the adoption of SFAS 153 will have a material impact on its financial condition, results of operations or cash flows.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.

       The Company sells products primarily to major retailers within the United States. The Company's three largest customers combined accounted for approximately 37%, 30%, and 43% of consolidated trade receivables (gross of allowances) at December 31, 2004, 2003, and 2002, respectively.

       On February 28, 2005, Federated Department Stores, Inc. ("Federated") and The May Department Stores Company ("May") jointly announced that they entered into a merger agreement under which issued and outstanding shares of common stock of May would be converted into a combination of cash and shares of Federated common stock. The announcement indicated that the merger, which is subject to regulatory review and approval by the shareholders of both companies, is expected to close during the third quarter of 2005. The announcement further stated that the parties expected substantial cost savings resulting from consolidation of the parties' corporate headquarters, division integrations (including the likely conversion of May department stores into Macy's) and the adoption of other "best practices". During fiscal 2004, net sales to Federated were approximately 13% of consolidated net sales of the Company and Federated accounted for approximately 6% of consolidated trade receivables (gross of allowances) at December 31, 2004. During the same period, net sales to May were approximately 10% of consolidated net sales of the Company and May accounted for approximately 16% of consolidated trade receivables (gross of allowances). The Company believes that its relationship with both of these customers is excellent. The Company will continue to follow the transaction and assess the effect, if any, that it may have on the Company.

       The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's revolving credit facility is presently the prime rate plus 1.25% or LIBOR plus 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products. The Company purchases substantially all of its men's personal leather items and belts from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to the Company and therefore have a negative effect on the Company's results.

Item 8.          Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SWANK, INC. AND SUBSIDIARIES

Report of Independent Registered Accounting Firm	22

Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003	23

Consolidated Statements of Operations for the Years Ended	24
December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002	25

Consolidated Statements of Cash Flows for the Years Ended	26
December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements	27 - 40

Financial Statement Schedule II *	56

     *All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Swank, Inc.
Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Swank, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the financial statement schedule listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 56, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial covenants under the Company's credit facility require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with this covenant as of December 31, 2004. If the Company does not maintain the required level of earnings before interest, taxes, depreciation and amortization it will not be in compliance with its debt agreement. If the debt agreement was called there can be no assurance that the Company will be able to obtain alternative financing. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

/s/ BDO Seidman, LLP
February 25, 2005
Boston, Massachusetts

Swank, Inc. Consolidated Balance Sheets as of December 31 (Dollars in thousands) Assets	2004	2003

Current:
Cash and cash equivalents	$ 733	$ 727
Accounts receivable, less allowances of $5,595 and $5,802, respectively	11,344	12,761

Inventories, net:
Raw materials	98	162
Work in process	1,057	1,115
Finished goods	12,949	13,248

	14,104	14,525
Prepaid and other current assets	522	798

Total current assets	26,703	28,811

Property, plant and equipment, at cost:
Land and buildings	29	3,568
Machinery, equipment and software	1,101	8,029
Machinery and equipment held for sale	-	175
Leasehold improvements	343	1,737
Equipment under capital leases	-	1,471

	1,473	14,980
Less accumulated depreciation and amortization	974	13,511

Net property, plant and equipment	499	1,469
Other assets	3,576	3,755

Total Assets	$ 30,778	$ 34,035

Liabilities

Current:
Notes payable to banks	$ 11,301	$ 15,055
Current portion of long-term debt	1,443	1,199
Accounts payable	3,579	2,768
Accrued employee compensation	727	583
Accrued royalties payable	880	723
Income taxes payable	440	426
Other current liabilities	1,192	1,323

Total current liabilities	19,562	22,077

Convertible note due to affiliate (Note M)	350	-
Long-term obligations	6,319	9,018

Total long-term obligations	6,669	9,018

Total Liabilities	26,231	31,095

Commitments and contingencies (Note I)
Stockholders' Equity

Preferred stock, par value $1.00
Authorized - 1,000,000 shares	-	-
Common stock, par value $.10
Authorized -- 43,000,000 shares
Issued - 5,633,712 shares	563	563
Capital in excess of par value	1,440	1,440
Retained earnings	2,836	1,265
Accumulated other comprehensive (loss)	(56)	(92)
Treasury stock at cost, 111,222 shares	(236)	(236)

Total Stockholders' Equity	4,547	2,940

Total Liabilities and Stockholders' Equity	$ 30,778	$ 34,035

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc. Consolidated Statements of Operations For Each of the Three Years Ended December 31 (In thousands, except share and per share data)	2004	2003	2002

Net sales	$ 93,287	$ 94,845	$ 100,011

Cost of goods sold -- operations	62,567	67,123	71,857
Cost of goods sold -- restructuring	-	1,360	-

Total cost of goods sold	62,567	68,483	71,857

Gross profit	30,720	26,362	28,154
Selling and administrative expenses	28,256	27,540	30,618
(Gain) on lease termination, restructuring expenses, and other	(728)	280	-

Income (loss) from operations	3,192	(1,458)	(2,464)

Interest expense, net	1,621	1,162	1,144
Other (income)	-	-	(640)

Income (loss) before (benefit) for income taxes	1,571	(2,620)	(2,968)
(Benefit) for income taxes	-	-	(2,594)

Income (loss) from continuing operations	1,571	(2,620)	(374)
Income on disposal of discontinued operations, net of income tax of $0	-	-	300

Net income (loss)	$ 1,571	$ (2,620)	$ (74)

Share and per share information:
Weighted average common shares outstanding -- basic	5,522,490	5,522,490	5,522,490
Basic income (loss) per common share:
Continuing operations	$ .28	$ (.47)	$ (.06)
Discontinued operations	-	-	.05
Net income (loss) per common share -- basic	$ .28	$ (.47)	$ (.01)

Weighted average common shares outstanding -- diluted	6,007,594	5,522,490	5,522,490
Diluted earnings per share:
Continuing operations	$ .26	$ (.47)	$ (.06)
Discontinued operations	-	-	.05
Net income (loss) per common share --diluted	$ .26	$ (.47)	$ (.01)

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc.
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

For Each of the Three Years Ended December 31, 2004, 2003 and 2002 (Dollars in thousands)	Common Stock, Par Value $.10 Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares Amount		Total Stockholders' Equity	Comprehensive Income (Loss)

Balance, December 31, 2001	5,633,712	$ 563	$ 1,440	$ 3,959	$ (85)	111,222	$ (236)	$ 5,641

Net (loss)				(74)				(74)	$ (74)
Other comprehensive income (loss): Change in minimum pension liability					(38)			(38)	(38)
Unrealized gain on securities available for sale					6			6	6
Total comprehensive (loss)									$ (106)

Balance, December 31, 2002	5,633,712	563	1,440	3,885	(117)	111,222	(236)	5,535

Net (loss)				(2,620)				(2,620)	$ (2,620)
Other comprehensive income: Change in minimum pension liability					13			13	13
Unrealized gain on securities available for sale					12			12	12
Total comprehensive (loss)									$ (2,595)

Balance, December 31, 2003	5,633,712	563	1,440	1,265	(92)	111,222	(236)	2,940

Net income				1,571				1,571	$ 1,571
Other comprehensive income: Change in minimum pension liability					30			30	30
Unrealized gain on securities available for sale					6			6	6
Total comprehensive income									$ 1,607

Balance, December 31, 2004	5,633,712	$ 563	$ 1,440	$ 2,836	$ (56)	111,222	$ (236)	$ 4,547

The accompanying notes are an integral part of the consolidated financial statements

Swank, Inc. Consolidated Statements of Cash Flows (Dollars in thousands) For Each of the Three Years Ended December 31	2004	2003	2002

Cash flow from operating activities:
Net income (loss)	$ 1,571	$ (2,620)	$ (74)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Gain) on disposal of discontinued operations, net of income taxes	-	-	(300)
(Recoveries) provision for bad debt	(13)	(194)	448
Depreciation and amortization	351	711	759
Loss (gain) on sale of equipment and investments	-	116	(18)
Amortization of deferred gain on sale of building	(117)	(467)	(467)
(Gain) on lease termination	(1,544)	-	-
Loss on early termination of short-term debt	409	-	-
Loss on disposition/impairment of fixed assets	817	-	-
Decrease (increase) in cash surrender value of life insurance	67	(123)	3
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,432	(2,254)	(1,694)
Decrease in inventories	421	2,111	3,812
Decrease (increase) in prepaid and other assets	461	(82)	(376)
Decrease in recoverable income taxes	-	1,661	1,526
Increase (decrease) in accounts payable, accrued and other liabilities	90	(1,238)	(4,764)
Increase (decrease) in income taxes payable	14	(346)	423
Increase (decrease) in other long-term obligations and deferred credits	148	21	(2,282)

Net cash provided by (used in) operations	4,107	(2,704)	(3,004)

Cash flow from investing activities:
Capital expenditures	(319)	(62)	(187)
Proceeds from sales of equipment	255	-	18
Proceeds from sale of marketable securities	-	-	317
Proceeds from surrender of life insurance policies	-	-	2,935
Premiums on life insurance	(202)	(241)	(253)

Net cash (used in) provided by investing activities	(266)	(303)	2,830

Cash flow from financing activities:
Borrowings under revolving credit agreements	51,560	52,869	42,167
Payments of revolving credit obligations	(55,315)	(49,784)	(42,301)
Principal payments on long-term debt	-	(2)	(15)
Costs to obtain new financing	(430)	-	-
Note due to affiliate	350	-	-

Net cash (used in) provided by financing activities	(3,835)	3,083	(149)

Net increase (decrease) in cash and cash equivalents	6	76	(323)
Cash and cash equivalents at beginning of year	727	651	974

Cash and cash equivalents at end of year	$ 733	$ 727	$ 651

Cash paid during the year for:
Interest	$ 1,609	$ 1,076	$ 1,170
Income taxes	$ 131	$ 48	$ 89

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

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2004, the Company was profitable, generated positive cash flow from operating activities, and successfully refinanced its revolving credit facility. The improvement in the Company's operating results was driven primarily by an increase in gross margin and a number of cost-saving and efficiency initiatives that the Company has undertaken over the past several years. Included among the various steps taken by the Company has been the closing of its Norwalk, Connecticut, Cartago, Costa Rica and Attleboro, Massachusetts manufacturing facilities in 2003, 2001 and 2000, respectively.

       In 2001, the Company entered into a sale-leaseback transaction with respect to the Company's Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with the Company's women's costume jewelry division, generating net proceeds of $6,100,000 and $4,600,000, respectively, which were used to reduce the Company's outstanding revolving credit balance. During 2003, the Company received federal income tax refunds of $1,648,000 offset by Internal Revenue Service audit adjustments of $632,000 in connection with fiscal years 1996 through 2001, and received $4,247,000 in federal income tax refunds during 2002.

       The Company believes that the improvement in gross margin and the steps it has taken to restructure its business and reduce operating costs have contributed to a reduction in the Company's breakeven point which led to a significant improvement in 2004's operating results. However, due to a variety of factors including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions, the Company experienced operating losses and negative cash flows from operating activities during each of the years ended December 31, 2003 and 2002 that the Company was able to fund from its revolving credit arrangements.

       The Company's 2004 Loan Agreement (see Note D to the consolidated financial statements) requires it to maintain various covenants, including a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirement on a trailing 12 month basis. The Company's ability to remain profitable and continue to meet the various covenants contained in the 2004 Loan Agreement going forward will be dependent on, among other things, achieving its planned sales revenue for fiscal 2005; maintaining its cash requirements within the constraints of the 2004 Loan Agreement; and continuing to monitor and control its cost structure consistent with its anticipated revenues. If the Company's actual results deviate from plan such that it does not maintain the required EBITDA, there can be no assurance that the Company's current lender will waive such noncompliance or that the Company would be able to obtain alternative financing. These matters raise a substantial doubt about the ability of the Company to operate as a going concern.

       Although no assurances can be given, the Company believes that achieving its revenue plan for 2005, continuing the current program of cost control initiatives, and maintaining its cash requirements within the constraints of its 2004 Loan Agreement will enable the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to operate as a going concern.

B.          Summary of Significant Accounting Policies

Basis of Presentation

       The consolidated financial statements include the accounts of Swank, Inc. Amounts are in thousands except for share and per share data. During 2001, the Company ceased operations at its manufacturing joint-venture in Cartago, Costa Rica and liquidated its assets. This subsidiary is presently inactive.

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

Revenue Recognition

       Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, which are all accounted for in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Allowances for Accounts Receivable

       The Company's allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential bad debt losses. The Company does not typically require collateral from its customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of the Company's share of certain promotions by its retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2004, 2003 and 2002 were $(13,000), $(194,000) and $448,000, respectively.

Concentration of Credit Risk

       The Company sells products primarily to major retailers within the United States. The Company's three largest customers accounted for approximately 6%, 15% and 16%, respectively, of consolidated trade receivables (gross of allowances) at December 31, 2004 and approximately 10%, 8% and 12%, respectively, at December 31, 2003.

       Sales to the Company's three largest customers accounted for approximately 13%, 11%, and 10% of consolidated net sales in both 2004 and 2003 and approximately 15%, 14%, and 11% respectively, in 2002. In addition, sales to a fourth customer accounted for approximately 10% of consolidated net sales in 2003. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2004, 2003 or 2002. Exports to foreign countries accounted for approximately 7% of consolidated net sales in fiscal year 2004 and less than 4% of consolidated net sales in each of the Company's fiscal years ended December 31, 2003 and 2002, respectively.

       The Company, in the normal course of business, is theoretically exposed to interest rate change market risk with respect to borrowings under its revolving credit line. The seasonal nature of the Company's business typically requires it to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. The Company's revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under the Company's 2004 Loan Agreement is presently the prime rate plus a margin of 1.25% or LIBOR plus a margin of 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. The Company is also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products.

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

       On February 28, 2005, Federated Department Stores, Inc. ("Federated") and The May Department Stores Company ("May") jointly announced that they entered into a merger agreement under which issued and outstanding shares of common stock of May would be converted into a combination of cash and shares of Federated common stock. The announcement indicated that the merger, which is subject to regulatory review and approval by the shareholders of both companies, is expected to close during the third quarter of 2005. The announcement further stated that the parties expected substantial cost savings resulting from consolidation of the parties' corporate headquarters, division integrations (including the likely conversion of May department stores into Macy's) and the adoption of other "best practices". During fiscal 2004, net sales to Federated were approximately 13% of consolidated net sales of the Company and Federated accounted for approximately 6% of consolidated trade receivables (gross of allowances) at December 31, 2004. During the same period, net sales to May were approximately 10% of consolidated net sales of the Company and May accounted for approximately 16% of consolidated trade receivables (gross of allowances). The Company believes that its relationship with both of these customers is excellent. The Company will continue to follow the transaction and assess the effect, if any, that it may have on the Company.

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

       The Company reviews the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events and circumstances indicate that the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If such assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. During the fourth quarter of 2003, the Company wrote-down the carrying value of certain machinery and equipment at its Norwalk, CT facility, to its estimated fair market value, and recognized an expense of $99,000, which was included in restructuring expenses for the year ending December 31, 2003.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2004 and 2003. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $15,000 and $48,000 at December 31, 2004 and 2003, respectively.

Advertising Costs

       The Company charges advertising costs to expense as they are incurred. Total expenditures charged to advertising expense during 2004, 2003, and 2002 were $2,367,000, $1,982,000, and $2,016,000, respectively.

Environmental Costs

       In accordance with AICPA Statement of Position 96-1, Environmental Remediation Liabilities, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or the Company's commitment to a formal plan of action or other appropriate benchmark (see Note I to the consolidated financial statements for additional discussion).

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

Stock-Based Compensation

       The Company measures the cost of employee stock-based compensation associated with the stock option plans described in Note H using the "intrinsic value" method. Under this method, the incremental fair value of the Company's common stock, if any, at the date of grant over the exercise price is charged to expense over the period that the employee provides the associated services. The Company discloses the information required by SFAS No. 123 "Accounting for Stock Based Compensation", which includes information with respect to stock-based compensation determined under the "fair value" method. The Company uses the Black-Scholes model to determine the fair value of options on the grant date for purposes of this disclosure.

       The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and follows the disclosure-only alternative under SFAS 123 (see Note H).

       Had compensation expense for the Company's stock plans been determined consistent with SFAS 123, the pro forma net income (loss) per share would have been as follows:

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2004	2003	2002

Net income (loss) as reported	$ 1,571	$ (2,620)	$ (74)
Add: Stock-based employee compensation included in reported net income (loss)	-	-	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1)	-	-
Pro forma net income (loss)	$ 1,570	$ (2,620)	$ (74)
Basic net income (loss) per common share:
As reported and pro forma:
Continuing Operations	$ .28	$ (.47)	$ (.06)
Discontinued Operations	-	-	.05
Net income (loss)	$ .28	$ (.47)	$ (.01)
Diluted net income (loss) per common share:
As reported and pro forma:
Continuing Operations	$ .26	$ (.47)	$ (.06)
Discontinued Operations	-	-	.05
Net income (loss)	$ .26	$ (.47)	$ (.01)

       For options granted in 2004, 2003 and 2002, the Company used the Black-Scholes model to calculate the estimated weighted average fair values assuming no dividends, using a risk-free rate of 6.5%, an expected volatility of 99% and expected lives of 5 years.

Net Income (Loss) per Share

       Net income (loss) per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by the Company's employee stock ownership plan and deemed to be allocated to participants. Net income (loss) per share assuming full dilution includes the effects of options and convertible securities issued by the Company. For the years ended December 31, 2003 and 2002, basic net loss per share is equal to fully diluted net loss per share as the effect of all options is anti-dilutive. There were 638,333 stock options outstanding at both December 31, 2003 and 2002.

Comprehensive Income (Loss)

       Reporting comprehensive income (loss) requires that certain items recognized under generally accepted accounting standards as separate components of stockholders' equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) was $36,000, $25,000 and $(32,000) in 2004, 2003 and 2002, respectively. Income (loss) in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to the Company's defined benefit plan and from unrealized gains on securities available for sale.

Reclassifications

       Certain prior year amounts have been reclassified to be consistent with the current year's presentation.

Recent Accounting Pronouncements

       In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004, "SFAS 123R"), Share-Based Payment. SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company does not expect that the adoption of SFAS 123R will have a significant impact on its financial condition, results of operations, or cash flows.

       In December 2004, FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is presently assessing the provisions of SFAS 153 and does not believe that the adoption of SFAS 153 will have a material impact on its financial condition, results of operations or cash flows.

C.          Restructuring Charges

       During the first quarter of 2004, the Company and the landlord of its former Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. During 2004, the Company paid $500,000 to the landlord in connection with this termination agreement including $250,000 paid upon the signing of the agreement and $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. As a result, during the first quarter, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately as a non-recurring item on the Company's consolidated statement of operations. On January 3, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. The Company will record a gain of $75,000 during the first quarter of 2005 to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

       During the quarter ended December 31, 2004, the Company recorded a non-cash impairment charge of $362,000 in connection with certain fixed assets associated with its former jewelry manufacturing and administrative office facility in Attleboro, Massachusetts. Although the Company ceased jewelry manufacturing operations in 2000, the Attleboro building continued to house the Company's main administrative offices. In December 2004, the Company consolidated its administrative staff into its Taunton, Massachusetts distribution center and is presently evaluating options with regard to alternative uses or the disposition of its Attleboro facility. The impairment charge was included as a non-recurring expense in the Company's consolidated statement of operations for the quarter and year ended December 31, 2004.

       During the fourth quarter of 2003, the Company ceased manufacturing operations at its belt and suspender manufacturing facility in Norwalk and began sourcing the balance of its belt and suspender merchandise requirements from third-party vendors. As part of this transition, beginning early in the third quarter the Company gradually began to reduce production levels at Norwalk and subsequently reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. In connection with the plant closure, the Company recorded and included in cost of goods sold during the fourth quarter $1,360,000 in non-recurring charges associated with obsolete raw materials and supplies. In addition, the Company also recorded during the fourth quarter a $280,000 restructuring charge associated with severances and other expenses incurred in connection with the plant closure. The restructuring charge is stated separately in the accompanying Consolidated Statements of Operations for the year ending December 31, 2003. At December 31, 2003, $181,000 had been paid representing all of the severance liability payable to the affected employees. An additional $99,000 was recorded as a reduction in the cost basis of the machinery and equipment formerly used in the Company's belt and suspender manufacturing operations, to reflect their estimated fair market values. No restructuring expenses were recorded in 2002.

D.          Short-Term Borrowings

(Dollars in thousands)	2004	2003

At December 31:
Total lines	$ 25,000	$ 30,000
Weighted average interest rate	6.50%	7.25%
For the year:
Monthly average borrowing outstanding	13,066	17,055
Maximum borrowing outstanding at any month end	18,124	23,402
Monthly interest rate (weighted average)	7.17%	6.28%
Balance at December 31	11,301	15,055

       The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under the Company's revolving credit facility for seasonal working capital needs.

       On June 30, 2004, the Company signed a new $25,000,000 Loan and Security Agreement (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"). The 2004 Loan Agreement replaced the Company's previous loan and security agreement between it and its prior lender (the "2003 Loan Agreement"). The 2004 Loan Agreement is collateralized by substantially all of the Company's assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits the Company from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2004 Loan Agreement permit the Company to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus 1.25% or at WFF's LIBOR rate plus 3.75% or 6.50% and 6.15%, respectively at December 31, 2004. The Company is required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. As a result of the new financing agreement, during the quarter ended June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the 2003 Loan Agreement. These expenses are included in interest expense in the Company's consolidated statement of operations for 2004. As of December 31, 2004, the Company was in compliance with the financial covenants contained within the 2004 Loan Agreement.

E.          Income Taxes

The components of income taxes are as follows:
(Dollars in thousands)

Provision (benefit) for income taxes:	2004	2003	2002

Currently payable (recoverable):
Federal	$ -	$ -	$ (2,594)
State	-	-	-
Deferred:
Federal	-	-	-
State	-	-	-

	$ -	$ -	$ (2,594)

Deferred tax provision (benefit):

Deferred compensation	$ 135	$ 126	$ 1,095
Lease termination cost of note payable	(395)	-	-
Gain on sale of assets	1,405	240	185
Federal NOL carryforwards	(619)	(921)	420
State NOL carryforwards	547	(224)	(356)
AMT credit carryforwards	-	-	(562)
Other items	174	99	(383)
Valuation allowance	(1,247)	680	(399)

	$ -	$ -	$ -

A reconciliation of the Company's effective income tax rate is as follows:

Statutory federal income tax rate	(34.0) %	(34.0) %	(34.0) %
State income taxes, net of federal tax benefit	(5.1)	(8.6)	8.0
Valuation allowance	36.6	37.8	(19.6)
Curtailment loss on post-retirement plan	-	-	(4.4)
Deferred expenses from sale of women's division	-	-	(10.1)
AMT credits	-	-	(24.8)
Other items, net	2.5	4.8	(2.5)

Effective income tax rate	- %	- %	(87.4)%

Components of the net deferred tax asset:

Deferred tax assets:
Accounts receivable reserves	$ 1,041	$ 1,335	$ 1,567
Deferred compensation	352	487	613
Inventory capitalization	381	489	520
Postretirement benefits	1,531	1,355	1,220
Inventory reserves	362	315	336
Workman's compensation	137	184	169
Termination costs	1	1	4
Gain on sale of assets	-	1,405	1,645
Federal NOL carryforwards	2,162	1,543	622
State NOL carryforwards	1,085	1,632	1,408
AMT credit carryforwards	737	737	737
Environmental costs	546	566	600
Lease termination cost of note payable	395	-	-
Other	393	378	365
Gross deferred asset	9,123	10,427	9,806
Deferred tax liabilities:
Depreciation	(125)	(182)	(241)
Valuation allowance	(8,998)	(10,245)	(9,565)

Net deferred tax asset	$ -	$ -	$ -

       At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $5,473,000 and $19,727,000 which expire through 2024 and 2009, respectively. The alternative minimum tax credit carryforward of approximately $737,000 at December 31, 2004, currently does not expire. These loss and credit carryforwards are available to reduce future federal and state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These losses may be subject to the Internal Revenue Service Code Section 382 limitation which imposes an annual limitation on the use of these losses if certain ownership changes occur.

       The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company's income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. The Company's valuation reserve is recorded based upon the uncertainty surrounding the realizability of deferred tax assets as they can only be realized via profitable operations. If the Company continues to generate taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined.

F.          Long-Term Obligations

Long-term obligations at December 31, were as follows:

(Dollars in thousands)	2004	2003

Benefits under 1987 Deferred Compensation
Plan and Postretirement benefits (See Note G)	$ 4,777	$ 4,666
Environmental liabilities (See Note I)	1,383	1,434
Supplemental death benefits	49	60
Deferred gain on sale of assets (See Note I)	-	3,426
Obligation on property sublease	553	631
Note payable on lease termination (See Notes C and I)	1,000	-

Total long-term obligations, including current portion	7,762	10,217
Less current portion	(1,443)	(1,199)

Total long-term obligations	$ 6,319	$ 9,018

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

       The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses for the Company's contributions to the Plan were $218,000, $17,000, and $47,000 in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Plan held a total of 3,172,930 and 3,223,184 shares, respectively, of the Company's outstanding stock, all of which has been allocated to participants. The Company from time to time makes loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2004 or December 31, 2003.

       In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock. Purchases will be made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by the Company to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 96,666 shares. There were no shares purchased during 2004 or 2003.

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

       The following table sets forth a reconciliation of the beginning and ending balances of the Company's postretirement benefits and defined benefits under its 1987 Deferred Compensation Plan described below:
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits

Change in Benefit Obligation	2004	2003	2004	2003

Benefit obligation at beginning of year:	$ 6,477	$ 5,948	$ 1,234	$ 1,591
Service cost	16	14	-	-
Interest cost	337	354	42	62
Participants' contributions	-	20	-	-
Amendments	-	-	-	-
Actuarial (gain) loss	(690)	343	-	14
Benefits paid	(97)	(202)	(384)	(433)

Benefit obligation at end of year	$ 6,043	$ 6,477	$ 892	$ 1,234

Change in Plan Assets

Fair value of plan assets at beginning of year	$ -	$ -	$ -	$ -
Employer contributions	97	183	384	433
Participants' contributions	-	20	-	-
Benefits paid	(97)	(203)	(384)	(433)
Fair value of Plan assets at end of year	$ -	$ -	$ -	$ -

Funded status	$ (6,043)	$ (6,477)	$ (892)	$ (1,234)
Unrecognized actuarial loss	1,230	1,998	79	109
Unrecognized transition obligation	928	1,047	-	-

Accrued benefit cost (1)	$ (3,885)	$ (3,432)	$ (813)	$ (1,125)

        (1)     Amounts totaling $441,000 and $587,000 have been included in accrued employee compensation as of December 31, 2004 and 2003, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

       The weighted-average discount rate used in determining the accumulated benefit obligations was 5.75%, 5.75%, and 6.10% at December 31, 2004, 2003, and 2002, respectively. For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered Medicare Part B health care benefits is assumed for 2004 and all years thereafter. A 10.1% annual rate of increase in the per capita cost of AARP Medicare Supplemental Coverage is assumed for 2004. This rate is assumed to decrease gradually to 5.0% in 2010 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

       The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 4.0%, 4.0%, and 4.5% at December 31, 2004, 2003, and 2002, respectively. Net periodic pension costs for the fiscal years ended December 31, 2004, 2003 and 2002 were determined using discount rates of 4.0%, 4.5% and 6.0%, respectively.

       Net periodic postretirement and defined benefit cost for 2004, 2003 and 2002 included the following components:
(Dollars in thousands)	Postretirement Benefits			Defined Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$ 16	$ 14	$ 11	$ -	$ -	$ -
Interest cost	337	354	375	42	62	99
Recognized actuarial (gain) loss	78	94	78	30	28	17
Amortization of transition obligation	119	119	120	-	-	-
Net periodic benefit costs included in selling and administrative expenses	$ 550	$ 581	$ 584	$ 72	$ 90	$ 116

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

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $6,000 and the postretirement benefit obligation by $142,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $7,000 and the postretirement benefit obligation by $101,000, respectively.

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

       The Company uses loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that the Company has the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $5,697,000 and $5,724,000 at December 31, 2004 and 2003, respectively, which is included in other assets, net of policy loans aggregating approximately $2,608,000 and $2,558,000 respectively. The Company has no intention of repaying any policy loans and expects that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $100,000, $143,000 and $142,000 in 2004, 2003 and 2002, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 4.0%, 5.7%, and 5.7% at December 31, 2004, 2003 and 2002, respectively.

       In 1993, the Company established a deferred compensation plan for certain key executives (the "1993 Plan") that provided for payments of the amounts deferred and the earnings thereon upon retirement, death or other termination of employment. In connection with the 1993 Plan, the Company purchased variable life insurance contracts on the lives of participants and on certain other employees which had been held in a grantor trust. During the third quarter of 2002, the Company determined that it would be advantageous to terminate the 1993 Plan and surrendered the underlying insurance policies. The proceeds were used to distribute all remaining vested benefits to participants as of the termination date and the Company had no further liability under the 1993 Plan. No costs were incurred in connection with the 1993 Plan in 2004 or 2003. The net cost incurred by the Company related to the 1993 Plan in 2002 was $70,000 and was included in selling and administrative expenses.

H.        Stock Options

       In 1994, the Company established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. The Company granted options for 3,334, 3,333 and 3,333 shares of common stock under this plan in 2004, 2003 and 2002, respectively. At December 31, 2004, a total of 3,333 shares of common stock were reserved for future grants under the directors' plan.

       In April 1998, the Company's stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "1998 Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits the Company's Board to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. The Company granted options for 625,000 shares under the 1998 Plan in 2001. These shares vest immediately. No awards were granted by the Board in either 2004 or 2003. At December 31, 2004, a total of 375,000 shares of common stock were reserved for future grants under the 1998 Plan.

       The following table summarizes stock option activity for the years 2002 through 2004:

		Weighted Average
	Option Shares	Exercise Price

Outstanding at December 31, 2001	745,000	$ .25
Forfeited	(106,668)	.35
Expired	(3,332)	2.34
Granted	3,333.18

Outstanding at December 31, 2002	638,333	$ .22
Forfeited	-	-
Expired	(3,333)	3.84
Granted	3,333.22

Outstanding at December 31, 2003	638,333	$ .20
Forfeited	-	-
Expired	(3,333)	3.66
Granted	3,334.38

Outstanding at December 31, 2004	638,334	$ .18

       For options granted in 2004, 2003 and 2002, the Company used the Black-Scholes model to calculate the estimated weighted average fair values, assuming no dividends, which were approximately $.29, $.14, and $.14, respectively, using a risk-free rate of 6.5%, and an expected volatility of 99% in each year, and expected lives of 5 years in each of 2004, 2003 and 2002, respectively.

       Options outstanding as of December 31, 2004 were as follows:

		Weighted	Weighted		Weighted
Exercise	Shares	Average	Average	Shares	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$.17	625,000	2.92	$ .17	625,000	$ .17
$.18 - $2.44	13,334	2.83	$ .80	13,334	$ .80

Total	638,334	2.91	$ .18	638,334	$ .18

       At December 31, 2004 and 2003, all outstanding stock options were exercisable and the weighted-average exercise prices were $.18 and $.20, respectively.

I.          Commitments and Contingencies

       The Company leases certain of its warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expenses amounted to $2,455,000, $3,248,000 and $3,014,000 in 2004, 2003 and 2002 respectively.

       Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:
(Dollars in thousands)

2005	$ 2,329
2006	1,387
2007	1,237
2008	1,220
2009	1,261
Thereafter	428

Total minimum payments	$ 7,862

       On May 2, 2001, the Company completed the sale and lease-back of its manufacturing facility in Norwalk, Connecticut. The net proceeds to the Company of the sale of its manufacturing facility were approximately $5,800,000 reflecting a sale price of $6,100,000 less direct fees and expenses associated with the sale. Under the terms of the contract of sale, the Company was also required to fund an escrow payment of $685,400 for roof repairs and general maintenance over the life of the lease. At December 31, 2003, the escrow fund balance was approximately $10,000. The sale-leaseback transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's consolidated balance sheet at closing and until April 2004, was being amortized over the lease term. The Company recorded amortization income as an offset to the related rent expense included in cost of goods sold of $467,000 for the each of the years ended December 31, 2003 and 2002.

        During the first quarter of 2004, the Company and the landlord of its former Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement and $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. The Company estimates its aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During the first quarter, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately as a non-recurring item on the Company's consolidated statement of operations. On January 3, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. The Company will record a gain of $75,000 during the first quarter of 2005 to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

       The Company owns the rights to various patents, trademarks, trade names and copyrights and has exclusive licenses to market certain products in specified territories, principally in the United States. The Company's licenses for "Tommy Hilfiger", "Geoffrey Beene", "Guess?", "Kenneth Cole", "Claiborne for Men", "Field & Stream". "City of London", and "Pierre Cardin" collectively may be considered material to the Company's business. The Company is obligated to pay minimum royalty and advertising under certain license agreements as follows: 2005 -- $7,500,000; 2006 - $4,073,000; 2007 - $3,107,000; and 2008 - $633,000. Generally, the license agreements require the Company to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. The Company also pays a percentage of net sales to a consulting firm controlled by one of the Company's directors in connection with a license agreement which that firm introduced to the Company. Royalty payments due by the Company in connection with this agreement were approximately $76,000, $69,000 and $68,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company regularly assesses the status of its license agreements and anticipates renewing those contracts expiring in 2005, subject to the negotiation of terms and conditions satisfactory to the Company.

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

       The remedial investigation of the site has been completed and the EPA has prepared its Record of Decision.  The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. Once the EPA and the PRPs resolve an outstanding dispute regarding certain oversight costs, the Company expects to receive confirmation from the EPA that the Company has fulfilled its obligations under the Administrative Order. It is unlikely that this matter will have a material adverse effect on the Company's operating results, financial condition or cash flows. The Company's share of the costs for the RI/FS historically was being allocated on an interim basis at 12.52%. Due to the withdrawal of two PRP's, however, the respective shares of these costs were reallocated among the remaining members of the group in 2004, increasing the Company's allocation to 19.5% for any remaining costs. At December 31, 2004 and 2003 the Company had accrued approximately $1,009,000 and $1,045,000 respectively in connection with this site based on the assumption that the issues relating to the Company's future obligations, the availability of federal funding and the allocation of costs relating to the completion of the RI/FS, among others, may not be resolved for many years and that significant legal and technical fees and expenses may still be incurred prior to such resolution. The Company believes that it has adequate reserves for the potential costs associated with this site.

       In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island which was entered on August 28, 1992 by the U.S. District Court for the District of Rhode Island. The most likely scenario for remediation of ground water at this site is through natural attenuation which will be monitored over a period of up to 24 years. Estimates of the costs of remediation range from approximately $2,800,000 for natural attenuation to approximately $7,800,000 for other remediation. Based on current participation, the Company's share is 8.66% of approximately 75% of the costs. At December 31, 2004 and 2003 the Company had accrued approximately $374,000 and $389,000 respectively, in connection with this site based on the results of tests conducted in 2000 and 1999. Management believes that costs related to remediation of this site will not have a material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site. The Company believes that it has adequate reserves for the potential costs associated with this site.

       The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying consolidated balance sheets (See Note F), exclusive of additional currently payable amounts of approximately $55,000 included in other current liabilities in both 2004 and 2003. These amounts have not been discounted. The Company believes that the accompanying financial statements include adequate provision for environmental exposures.

       In the ordinary course of business, the Company is contingently liable for performance under letters of credit of approximately $381,000 at December 31, 2004. The Company is required to pay a fee monthly presently equal to 2.0% per annum on the outstanding letter of credit.

       The Company is also a party to employment agreements with certain of its executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

J.          Promotional Expenses

       Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance the Company's business and, as described in Note I to the consolidated financial statements, certain license agreements require specified levels of spending. The Company charges advertising costs to expense as they are incurred. Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2004, 2003, and 2002 were $2,367,000, $1,982,000, and $2,016,000, respectively.

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

(Dollars in thousands)	First	Second	Third	Fourth

2004
Net sales	$ 18,902	$ 24,765	$ 22,028	$ 27,592
Gross profit	5,533	8,438	7,392	9,357
Net income (loss)	$ (800)	$ 529	$ 279	$ 1,563
Net income (loss) per common share - basic	$ (.14)	$ .10	$ .05	$ .28
Net income (loss) per common share - diluted	$ (.14)	$ .09	$ .05	$ .24

2003
Net sales	$ 18,311	$ 22,385	$ 24,785	$ 29,364
Gross profit	4,554	6,601	6,563	8,644
Net income (loss)	$ (2,634)	$ (544)	$ (567)	$ 1,125
Net income (loss) per common share basic and diluted	$ (.48)	$ (.10)	$ (.10)	$ .21

M.        Convertible Note Due to Affiliate

       On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the "Note") issued by the Company to Mr. Tulin. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7.0%, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash. Mr. Tulin has the option at any time to convert the principal amount of the Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option and subject to certain provisions of the Note, may prepay the Note at any time without premium or penalty.

       Marshall Tulin and five members of his family are employed by the Company in various positions and are compensated for services rendered by them to the Company.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A.          Controls and Procedures.

       The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2004 of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic SEC filings.

       There were no changes to the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.          Other Information.

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

       John J. Macht, who is 68 years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director of the Company in 1995 and is chairman of the Audit Committee.

       Raymond Vise, who is 83 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963 and is a member of the Audit Committee.

       The Company does not have an audit committee financial expert, within the meaning of the rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), serving on the Audit Committee of the Board of Directors. In light of the Company's operating results over the last several years, the Company has not had success in attracting an audit committee financial expert to serve on the Board's Audit Committee. The Company intends to continue its efforts to add an audit committee financial expert to the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

       The Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the statements furnished to the Company to date, or written representations that no statements were required, the Company believes that all statements required to be filed by such persons with respect to the Company's fiscal year ended December 31, 2004 were all timely filed except that William Rubin, a Senior Vice President of the Company, inadvertantly filed a Form 5 late with respect to three transactions.

Code of Ethics

       The Company has adopted a Code of Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Item 11.          Executive Compensation.

Summary Compensation Table

       The following table sets forth certain summary information for each of the Company's fiscal years ended December 31, 2004, 2003 and 2002 concerning the compensation of the Company's chief executive officer and each of its four other most highly compensated executive officers:
	ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPEN-SATION (6)		AWARDS SECURITIES UNDERLYING OPTIONS/ SARs (#)	ALL OTHER COMPEN-SATION (9)

Marshall Tulin, Chairman of the Board (1)	2004	$260,000	---	---		---	--
	2003	260,000	---	---		---	$ 586
	2002	260,000	---	---		---	442

John Tulin, President, and Chief Executive Officer (2)	2004	$410,000	---	$57,025	(7)	---	--
	2003	410,000	---	55,550	(7)	---	$ 586
	2002	410,000	---	60,945	(7)	---	442

Eric P. Luft , Senior Vice President - Men's Division	2004	$154,000	$ 199,403	---	(3)		$ 5,863
	2003	180,000	170,955	---	(3)	---	6,449
	2002	180,000	218,464	---	(3)	---	442

James Tulin, Senior Vice President - Merchandising (4)	2004	$285,000	$ 76,242	---			$ 5,452
	2003	285,000	64,867	$ 40,159	(8)	---	6,038
	2002	285,000	---	30,270	(8)	---	442

Melvin Goldfeder Senior Vice President - Special Markets	2004	$130,000	$ 264,019	---	(5)	---	$ 5,472
	2003	130,000	174,062	---	(5)	---	6,058
	2002	90,000	187,480	---	(5)	---	442

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

(6)    Except as set forth for John Tulin and James Tulin for the years indicated, perquisites and other personal benefits during 2004, 2003, and 2002 did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.

(7)    These amounts include a special allowance of $43,200 in 2004, $43,200 in 2003 and $49,200 in 2002.

(8)    These amounts include automobile lease payments of $19,288 in 2003 and $14,788 in 2002 and a travel allowance of $10,800 in each of 2003 and 2002.

(9)    Amounts in this column for the fiscal year ended December 31, 2004 represent premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers (as defined below).

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value Table

      During the Company's fiscal year ended December 31, 2004, no stock options were granted to or exercised by any of the executive officers of the Company named in the table under the caption "Summary Compensation Table" above (the "Named Officers"). The following table sets forth information with respect to the number and value of unexercised options held by the Named Officers as of the end of fiscal 2004. The closing price of a share of Common Stock of the Company on December 31, 2004 was $1.20.

2004 FISCAL YEAR END OPTION VALUES
Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable (1)
Marshall Tulin	75,000 / 0	$77,250 / 0
John Tulin	150,000 / 0	$154,500 / 0
Eric P. Luft	75,000 / 0	$77,250 / 0
James Tulin	75,000 / 0	$77,250 / 0
Melvin Goldfeder	75,000 / 0	$77,250 / 0

(1) Aggregate market value of the shares of Common Stock covered by the options at fiscal year end less the exercise price of such options.

Compensation of Directors

       Each director who is not a full-time employee of or consultant to the Company receives an annual director's fee of $3,000 per meeting of the Board and $3,000 per Board committee meetings attended by him in person. Each director who is not a full-time employee of or consultant to the Company also received an annual director's fee of $1,500 per meeting of the Board and $1,500 per Board committee meetings attended by him via teleconference. In addition, pursuant to the terms of the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), each director who is not a full-time employee of the Company or any subsidiary of the Company and who is in office immediately following each annual meeting of stockholders at which directors are elected, will, as of the date such meeting is held, automatically be granted an option to purchase 1,667 shares of Common Stock. During fiscal 2004, Messrs. Macht and Vise were each granted an option to purchase 1,667 shares of Common Stock at an exercise price per share of $.38, the fair market value per share of Common Stock on the date of the grant.

Employment Contracts and Severance Agreements

       The Company is a party to an employment agreement with Marshall Tulin which provides for automatic renewal for successive one-year periods unless at least 10 days prior to its June 30 anniversary either the Company or Mr. Tulin decides not to further extend the term. Pursuant to such agreement, Mr. Tulin is employed as Chairman of the Board at a base salary of $250,000, plus such additional compensation, if any, as the Board of Directors shall determine. The Company is also a party to an employment agreement with John Tulin, which terminates on December 31, 2006. Pursuant to such agreement, Mr. Tulin is employed as Chief Executive Officer and receives a base salary of $410,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine. In addition, the Company is a party to an employment agreement with James Tulin, which terminates on December 31, 2006. Pursuant to such agreement, Mr. Tulin is employed as Senior Vice President-Merchandising and receives a base salary of $285,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine.

       The Company is a party to an amended and restated employment agreement with Eric P. Luft, pursuant to which Mr. Luft is employed as Senior Vice President - Men's Division until September 30, 2005. The term of the employment agreement will automatically be extended until June 30, 2006, and then for successive additional periods of one year until the next June 30, unless at least 30 days prior to the then current expiration date (on or prior to September 14, 2005 with regard to the September 30, 2005 expiration date) either the Company or Mr. Luft shall determine not to extend the term. Pursuant to such agreement, Mr. Luft is entitled to receive a base salary of $144,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine, for each calendar year thereafter, plus annual commission compensation in an amount equal to the greater of (i) $128,000 and (ii) commission compensation calculated and payable in accordance with any commission compensation arrangement that may exist from time to time between the Company and Mr. Luft. Furthermore, in the event the Company terminates Mr. Luft's employment without cause, the Company has agreed to pay to Mr. Luft $272,000 plus an additional amount equal to a pro rata portion of $272,000 for the number of months from the preceding July 1 to the last day of the calendar month in which his employment is terminated. However, pursuant to his employment agreement, in the event Mr. Luft's employment with the Company is terminated and he is entitled to receive amounts under such termination agreement, Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts.

       The Company has entered into termination agreements with Messrs. Marshall Tulin, John Tulin, James Tulin, Eric P. Luft and Melvin Goldfeder. Each termination agreement contains an automatic annual extension on each December 31 unless the Company shall have given 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a change in control of the Company (as defined in such agreements) during the term of such agreements, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).

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

Compensation Committee Interlocks and Insider Participation

       The Executive Compensation Committee of the Board of Directors is charged with recommending the annual compensation, including bonuses, for the executive officers of the Company who are also directors and for the Company's Chief Financial Officer. The Executive Compensation Committee consists of John Macht and Raymond Vise. The Stock Option Committee of the Board of Directors administers the Company's compensation plans under which stock and stock-based compensation have been awarded other than the Company's 1998 Equity Incentive Compensation Plan (the "1998 Plan"), which is administered by the entire Board of Directors. The Stock Option Committee consists of John Macht and Raymond Vise.

      Under agreements between the Company and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between the Company and licensors introduced to the Company by The Macht Group, and in certain instances, based on net sales of specified private label products. Aggregate compensation earned by The Macht Group under this arrangement during 2004 was $76,203.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

       The following table sets forth information as of February 28, 2005 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of the Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	The New Swank, Inc. Retirement Plan 90 Park Avenue New York, NY 10016	3,172,930 (1)(2)	57.5%

Common Stock	Marshall Tulin 90 Park Avenue New York, NY 10016	2,411,134 (3)(4)(5)	42.0%

Common Stock	John Tulin 90 Park Avenue New York, NY 10016	2,202,210 (3)(6)	38.8%

Common Stock	Raymond Vise 8 El Paseo Irvine, CA 92715	1,973,388 (3)(7)	35.7%

_____________________

(1)    This amount includes 1,208,344 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the "Retirement Plan") and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters.

(2)    This amount also includes 1,748,538 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 216,048 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3)    Marshall Tulin, Chairman of the Board and a director of the Company, John A. Tulin, President and a director of the Company and Raymond Vise, a director of the Company, are co-trustees of the Retirement Plan. This amount includes (a) 1,748,538 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above) and (b) 216,048 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

(4)   This amount includes 114,340 shares owned by the estate of Mr. Tulin's late wife. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 75,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and 1,372 shares allocated to his accounts under the Retirement Plan.

(5) This amount includes 146,444 shares of Common Stock issuable to Mr. Tulin pursuant to the Note, as more particularly described below under the caption "Certain Relationships and Related Transactions." At Mr. Tulin's option, the Note may be converted into a number of shares equal to (i) the outstanding principal amount of the Note on the conversion date divided by (ii) the quotient a (A) the going concern value of the Company (as defined in the Note) divided by (B) the number of issued and outstanding common shares as of that date. The maximum number of shares that may be issued pursuant to the Note is 20% of the issued and outstanding shares of the Company. The 146,144 shares of Common Stock included in Mr. Tulin's beneficial ownership is based on a going concern value of the Company of $13,198,751 (based on the closing price per share on the over-the-counter market on February 28, 2005) and 5,522,490 issued and outstanding shares of Common Stock on that date.

(6)   This amount includes 1,060 shares owned by Mr. Tulin's wife, 10,000 shares held jointly by Mr. Tulin and his wife, and 2,333 shares held by Mr. Tulin's daughter. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 150,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and 25,978 shares allocated to his accounts under the Retirement Plan.

(7) This amount includes 6,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan.

Security Ownership of Management

The following table sets forth information at February 28, 2005 as to the ownership of shares of the Company's Common Stock, its only outstanding class of equity securities, with respect to (a) each director of the Company, (b) each Named Officer, and (c) all directors and executive officers of the Company as a group (7 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
John J. Macht	31,667 (1)	*
James Tulin	100,075 (2)	1.8%
John Tulin	2,202,210 (3)	38.8%
Marshall Tulin	2,411,134 (4)	42.0%
Raymond Vise	1,973,388 (5)	35.7%
Eric P. Luft	94,370 (6)	1.7%
Melvin Goldfeder	216,764 (7)	3.9%
All directors and officers as a group (7 persons)	3,136,544 (8)	51.1%

           * Less than one (1%) percent.

___________________________________

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

(3)    Includes the shares referred to in footnotes 3 and 6 to the first table above under the caption "Ownership of Voting Securities."

(4)    Includes the shares referred to in footnotes 3, 4 and 5 to the first table above under the caption "Ownership of Voting Securities."

(5)    Includes the shares referred to in footnotes 3 and 7 to the first table above under the caption "Ownership of Voting Securities."

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

(8)    Reference is made to footnotes (1) through (7) above. This amount also includes 613,334 shares of Common Stock which directors and executive officers as a group have the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan and the 1998 Plan and 92,185 shares of Common Stock allocated to their respective accounts under the Retirement Plan.

Equity Compensation Plan Information

       The following table sets forth certain information as of December 31, 2004 concerning the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	638,334	$.18	378,333

Equity compensation plans not approved by security holders	0	0	0

Total	638,334	$.18	378,333

Item 13.          Certain Relationships and Related Transactions.

       A portion of the information called for by this Item 13 is set forth in Item 11 Executive Compensation under the caption "Compensation Committee Interlocks and Insider Participation", which information is incorporated by reference herein.

       Christine Tulin (who is the daughter of John Tulin and granddaughter of Marshall Tulin) was employed by the Company during 2004 as Merchandise Manager -- men's jewelry. Ms. Tulin is responsible for the development of merchandise design and packaging concepts for the Company's various licensed and private label men's jewelry collections. Aggregate compensation earned by Christine Tulin by the Company for services rendered during 2004 amounted to $92,760.

       Kathryn Figueroa (who is the sister of John Tulin and daughter of Marshall Tulin) was employed by the Company during 2004 as southeast regional factory outlet manager. Ms. Figueroa is responsible for the operation of the Company's factory store operations covering the southeastern United States. Aggregate compensation earned by Kathryn Figueroa by the Company for services rendered during 2004 amounted to $68,500.

       On April 1, 2004, Marshall Tulin, Chairman of the Board of the Company, loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the "Note") issued by the Company to Mr. Tulin. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7.0%, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash. Mr. Tulin has the option at any time to convert the principal amount of the Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of the Company's common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of the Company's common stock on the conversion date. The Company, at its option and subject to certain provisions of the Note, may prepay the Note at any time without premium or penalty.

Item 14.          Principal Accounting Fees and Services.

       Audit Fees

      Aggregate audit fees billed and expected to be billed by BDO Seidman, LLP ("BDO") for its audit of the Company's consolidated financial statements for the year ended December 31, 2004 and for its review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2004 were $194,500. Aggregate audit fees billed by BDO for their audit of the Company's consolidated financial statements for the year ended December 31, 2003 and for their review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2003 totaled $134,695.

       Audit-Related Fees

       Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption "Audit Fees" totaled $23,400 and $32,850 for fiscal 2004 and 2003, respectively.

       Tax Fees

       In addition to the fees described above, aggregate fees of $27,390 and $34,275 respectively, were billed by BDO during the year ended December 31, 2004 and December 31, 2003, respectively, for income tax compliance and related tax services.

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

The following consolidated financial statements of the Company are included in Item 8:

Consolidated Balance Sheets -- As of December 31, 2004 and 2003.

Consolidated Statements of Operations -- Years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Changes in Shareholder's Equity and Comprehensive Income (Loss) -- Years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows -- Years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules filed as part of this Report:

The following consolidated financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.

Financial Statement Schedule for the years ended December 31, 2004, 2003 and 2002.

	Schedule II.	Valuation and Qualifying Accounts

(b)	Reports on Form 8-K The Company furnished a Current Report on Form 8-K on November 9, 2004 with respect to an event reported under Item 2.02 - "Results of Operations and Financial Condition".

(c)	Exhibits
Exhibit	Description

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

4.07

Convertible Subordinated Promissory Note dated as of April 1, 2004 between the Company and Marshall Tulin (Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

4.08

Convertible Subordinated Promissory Note dated as of April 1, 2004 and Amended and Restated as of June 30, 2004 between the Company and Marshall Tulin (Exhibit 1 to the Company's Schedule 13D/A dated as of September 9, 2004, File No. 1-5354, is incorporated herein by reference.)

10.01

Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

10.01.1

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.01.2

Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.01.3

Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.4

Amendment dated as of May 4, 1998 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.5

Amendment dated as of May 30, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.01.6

Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.02

Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.02.1

Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.02.2

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.02.3

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.4

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.5

Amendment dated as of December 27, 2001 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.02.6

Amendment dated as of January 1, 2005 to Employment Agreement between the Company and John Tulin. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

10.03

Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.03.1

Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.03.2

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.03.3

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.03.4

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.5

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.6

Amendment dated as of January 1, 2003 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.03.7

Amendment dated as of January 1, 2005 to Employment Agreement between the Company and James Tulin. (Exhibit 10.02 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

10.04

Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.04.01

Letter Agreement dated as of May 26, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.04.02

Letter Agreement dated as of September 23, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.04.03

Letter Agreement dated as of March 9, 2005 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 11, 2005, File No. 1-5354, is incorporated herein by reference.)+

10.05

Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.06

Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.07

Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

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

10.10

First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan. (Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11

1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.1

Stock Option Contract dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.2

Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.3

Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.4

Stock Option Contracts dated as of July 31, 1996 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11.5

Stock Option Contracts dated as of April 24, 1997 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

10.11.6

Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit 10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.7

Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.8

Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.9

Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.10

Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.11

Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.12

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and Marshall Tulin. (Exhibit 2 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.13

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and John Tulin. (Exhibit 3 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.14

Non-Qualified Stock Option Contracts dated as of April 23, 1998, April 22, 1999, and April 20, 2000 between the Company and Raymond Vise. (Exhibit 4 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.15

Stock Option Contract dated as of August 23, 2002 between the Company and John J. Macht. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, File No. 1-05354, is incorporated herein by reference.)+

10.11.16

Stock Option Contract dated as of August 23, 2002 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, File No. 1-05354, is incorporated herein by reference.)+

10.11.17

Stock Option Contract dated as of August 12, 2003 between the Company and Raymond Vise (Exhibit 10.11.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)+

10.11.18

Stock Option Contract dated as of August 10, 2004 between the Company and Raymond Vise (Exhibit 4 to the Company's Schedule 13-D/A dated as of September 9, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.11.19

Stock Option Contract dated as of August 12, 2003 between the Company and John J. Macht (Exhibit 10.11.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)+

10.11.20

Stock Option Contract dated as of August 10, 2004 between the Company and John J. Macht (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.12

Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.13

Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.14

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.15

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.16

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

14.01

Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company's Annual Report on Form 10-Q for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

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

Date: March 31, 2004	SWANK, INC.
(Registrant)

	By:	/s/ Jerold R. Kassner

Jerold R. Kassner, Senior Vice President, Chief Financial
Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Tulin

John A. Tulin	President and Director (principal executive officer)	March 31, 2005

/s/ Jerold R. Kassner

Jerold R. Kassner	Senior Vice President Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	March 31, 2005

/s/ John J. Macht

John J. Macht	Director	March 31, 2005

/s/ Eric P. Luft

Eric P. Luft	Director	March 31, 2005

/s/ James E. Tulin

James E. Tulin	Director	March 31, 2005

/s/ Marshall Tulin

Marshall Tulin	Director	March 31, 2005

/s/ Raymond Vise

Raymond Vise	Director	March 31, 2005

Swank, Inc.

Schedule II -- Valuation and Qualifying Accounts
Column A	Column B	Column C		Column D		Column E
	Balance at	Additions				Balance
	Beginning	Charged				at End
	of Period	to Expense		Deductions		of Period

For the year ended December 31, 2004
Reserve for Receivables
Allowance for doubtful accounts	$ 875,000	$ 106,000	(G)	$ 226,000	(A) (I)	$ 755,000
Allowance for cash discounts	109,000	362,000	(H)	381,000	(B)	90,000
Allowance for customer returns	2,125,000	2,697,000	(F)	2,809,000	(C)	2,013,000
Allowance for cooperative advertising	458,000	242,000	(H)	536,000	(D)	164,000
Allowance for in-store markdowns	2,235,000	5,746,000	(H)	5,408,000	(E)	2,573,000
Total	$ 5,802,000	$ 9,153,000		$ 9,360,000		$ 5,595,000

Reserve for Restructuring	$ 0	$ 174	(J)	$ 174	(K)	$ 0

For the year ended December 31, 2003
Reserve for Receivables
Allowance for doubtful accounts	$ 1,238,000	$ 58,000	(G)	$ 421,000	(A) (I)	$ 875,000
Allowance for cash discounts	115,000	275,000	(H)	281,000	(B)	109,000
Allowance for customer returns	2,615,000	5,013,000	(F)	5,503,000	(C)	2,125,000
Allowance for cooperative advertising	616,000	626,000	(H)	784,000	(D)	458,000
Allowance for in-store markdowns	2,790,000	4,527,000	(H)	5,082,000	(E)	2,235,000
Total	$ 7,374,000	$ 10,499,000		$ 12,071,000		$ 5,802,000

Reserve for Restructuring	$ 0	$ 0	(J)	$ 0	(K)	$ 0

For the year ended December 31, 2002
Reserve for Receivables
Allowance for doubtful accounts	$ 1,050,000	$ 541,000	(G)	$ 353,000	(A) (I)	$ 1,238,000
Allowance for cash discounts	125,000	725,000	(H)	735,000	(B)	115,000
Allowance for customer returns	2,817,000	4,219,000	(F)	4,421,000	(C)	2,615,000
Allowance for cooperative advertising	475,000	843,000	(H)	702,000	(D)	616,000
Allowance for in-store markdowns	2,715,000	5,043,000	(H)	4,968,000	(E)	2,790,000
Total	$ 7,182,000	$ 11,371,000		$ 11,179,000		$ 7,374,000

Reserve for Restructuring	$ 8,000	$ 0	(J)	$ 8,000	(K)	$ 0

(A)	Bad debts charged off as uncollectable, net of reserves.
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Recorded in selling and administrative.
(H)	Recorded in net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Recorded in restructuring expenses
(K)	Payments made to beneficiaries

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS
TO
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2004

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

4.07

Convertible Subordinated Promissory Note dated as of April 1, 2004 between the Company and Marshall Tulin (Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

4.08

Convertible Subordinated Promissory Note dated as of April 1, 2004 and Amended and Restated as of June 30, 2004 between the Company and Marshall Tulin (Exhibit 1 to the Company's Schedule 13D/A dated as of September 9, 2004, File No. 1-5354, is incorporated herein by reference.)

10.01

Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

10.01.1

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.01.2

Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.01.3

Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.4

Amendment dated as of May 4, 1998 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.01.5

Amendment dated as of May 30, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.01.6

Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.02

Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.02.1

Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.02.2

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.02.3

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.4

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.02.5

Amendment dated as of December 27, 2001 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.02.6

Amendment dated as of January 1, 2005 to Employment Agreement between the Company and John Tulin. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

10.03

Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.03.1

Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

10.03.2

Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

10.03.3

Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.03.4

Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.5

Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.03.6

Amendment dated as of January 1, 2003 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.03.7

Amendment dated as of January 1, 2005 to Employment Agreement between the Company and James Tulin. (Exhibit 10.02 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

10.04

Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.04.01

Letter Agreement dated as of May 26, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.04.02

Letter Agreement dated as of September 23, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.04.03

Letter Agreement dated as of March 9, 2005 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 11, 2005, File No. 1-5354, is incorporated herein by reference.)+

10.05

Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.06

Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.07

Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

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

10.10

First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan. (Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11

1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.1

Stock Option Contract dated as of December 31, 1994 between the Company and each of Mark Abramowitz and Raymond Vise. (Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11.2

Stock Option Contract dated as of April 20, 1995 between the Company and Raymond Vise. (The third exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.3

Stock Option Contract dated December 12, 1995 between the Company and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5354, is incorporated herein by reference.)+

10.11.4

Stock Option Contracts dated as of July 31, 1996 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.15.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.11.5

Stock Option Contracts dated as of April 24, 1997 between the Company and each of Raymond Vise and John J. Macht. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5354, is incorporated herein by reference.)+

10.11.6

Stock Option Contract dated as of April 23, 1998 between the Company and John J. Macht. (Exhibit 10.11.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.7

Stock Option Contract dated as of April 23, 1998 between the Company and Raymond Vise. (Exhibit 10.11.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11.8

Stock Option Contract dated as of April 22, 1999 between the Company and Raymond Vise. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.9

Stock Option Contract dated as of April 22, 1999 between the Company and John J. Macht. (Exhibit 4.01.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05354, is incorporated herein by reference.)+

10.11.10

Stock Option Contract dated as of April 20, 2000 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.11

Stock Option Contract dated as of April 20, 2000 between the Company and John J. Macht. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, File No. 1-05354, is incorporated herein by reference.)+

10.11.12

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and Marshall Tulin. (Exhibit 2 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.13

Incentive Stock Option Contract dated as of November 6, 2001 between the Company and John Tulin. (Exhibit 3 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.14

Non-Qualified Stock Option Contracts dated as of April 23, 1998, April 22, 1999, and April 20, 2000 between the Company and Raymond Vise. (Exhibit 4 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)+

10.11.15

Stock Option Contract dated as of August 23, 2002 between the Company and John J. Macht. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, File No. 1-05354, is incorporated herein by reference.)+

10.11.16

Stock Option Contract dated as of August 23, 2002 between the Company and Raymond Vise. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, File No. 1-05354, is incorporated herein by reference.)+

10.11.17

Stock Option Contract dated as of August 12, 2003 between the Company and Raymond Vise (Exhibit 10.11.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)+

10.11.18

Stock Option Contract dated as of August 10, 2004 between the Company and Raymond Vise (Exhibit 4 to the Company's Schedule 13-D/A dated as of September 9, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.11.19

Stock Option Contract dated as of August 12, 2003 between the Company and John J. Macht (Exhibit 10.11.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)+

10.11.20

Stock Option Contract dated as of August 10, 2004 between the Company and John J. Macht (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

10.12

Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.13

Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.14

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.15

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.16

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

14.01

Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company's Annual Report on Form 10-Q for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

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