Form 10-Q
period 2005-03-31
SWANK, INC.
filed 2005-05-13
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2005
Common stock, $.10 par value	5,522,490

SWANK, INC.

INDEX
		Page No.
Part I. Financial Information

Item 1.	Condensed Financial Statements and Related Notes	3 - 7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 6.	Exhibits	14

Signatures		15

Exhibit Index		16

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	March 31, 2005		December 31, 2004
ASSETS
Current:
Cash and cash equivalents		$ 563		$ 733
Accounts receivable, less allowances
of $4,798 and $5,595, respectively		10,827		11,344
Inventories, net:
Raw materials	98		98
Work in process	953		1,057
Finished goods	13,681		12,949
		14,732		14,104

Prepaid and other current assets		699		522

Total current assets		26,821		26,703

Property, plant and equipment, net of
accumulated depreciation and amortization		486		499
Other assets		3,572		3,576

Total assets		$ 30,879		$ 30,778

LIABILITIES
Current:
Notes payable to banks		$ 11,962		$ 11,301
Current portion of long-term debt		553		1,443
Accounts payable		5,681		3,579
Accrued employee compensation		656		727
Other current liabilities		1,875		2,512

Total current liabilities		20,727		19,562

Long-term obligations		6,475		6,669

Total liabilities		27,202		26,231

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 5,633,712 shares		563		563
Capital in excess of par value		1,440		1,440
Retained earnings		1,966		2,836
Accumulated other comprehensive (loss), net of tax		(56)		(56)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		3,677		4,547

Total liabilities and stockholders' equity		$ 30,879		$ 30,778

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands except share and per share data)
---------------------------------
	2005	2004

Net sales	$ 19,243	$ 18,902

Cost of goods sold	13,102	13,369

Gross profit	6,141	5,533

Selling and administrative expenses	6,848	7,181

(Gain) on termination of lease and other non-recurring items	(75)	(1,090)

(Loss) from operations	(632)	(558)

Interest expense	239	242

(Loss) from operations before income taxes	(871)	(800)

Income taxes	-	-

Net (loss)	$ (871)	$ (800)

Share and per share information:
Basic and diluted net (loss) per weighted average common share outstanding	$ (.16)	$ (.14)
Basic and diluted weighted average common shares outstanding	5,522,490	5,522,490

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)
--------------
	2005	2004
Cash flows from operating activities:

Net (loss)	$ (871)	$ (800)
Adjustments to reconcile net (loss) to net cash (used in) provided by operations:
Depreciation and amortization	57	138
Loss on disposal of assets	-	454
(Gain) on termination of real property lease	(75)	(1,544)
Amortization of deferred (gain)	-	(117)
Bad debt (recovery) expense	(22)	126
Decrease in cash surrender value of life insurance	-	(108)

Changes in assets and liabilities
Decrease in accounts receivable	539	1,594
(Increase) decrease in inventory	(628)	1,663
(Increase) in prepaid and other current assets	(177)	(31)
Decrease (increase) in other non-current assets	43	(62)
Increase in accounts payable and other accrued liabilities	505	1,993
(Decrease) increase in long-term obligations	(119)	434
Net cash (used in) provided by operations	(748)	3,740

Cash flows from investing activities:
Capital expenditures	(23)	(27)
Premiums on life insurance	(60)	(19)
Net proceeds from sales of equipment	-	255
Net cash (used in) investing activities	(83)	209

Cash flows from financing activities:
Borrowing under revolving credit agreements	14,191	6,784
Payments of revolving credit obligations	(13,530)	(10,985)
Net cash provided by (used in) financing activities	661	(4,201)

Net (decrease) in cash and cash equivalents	(170)	(252)

Cash and cash equivalents at beginning of period	733	727

Cash and cash equivalents at end of period	$ 563	$ 475

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2005 and 2004. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2004 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company was profitable, generated positive cash flow from operating activities, and successfully refinanced its revolving credit facility. The Company's operating loss for the quarter ending March 31, 2005 (exclusive of non-recurring items) also declined significantly relative to the corresponding period in 2004. The improvement in the Company's recent operating results has been driven primarily by higher gross margins as well as by a number of cost-saving and efficiency initiatives that the Company has undertaken over the past several years. Included among these has been the closing of the Company's Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to its Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with its women's costume jewelry division, generating aggregate net proceeds of $10,700,000 which were used to reduce the Company's outstanding revolving credit balance. The Company also received a total of $5,263,000 in net federal income tax refunds during 2002 and 2003 in connection with the carryback of operating losses incurred during those years against prior year's taxable income.

The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the overall improvement in its operating results during fiscal 2004 as well as for the quarter ending March 31, 2005. During each of the Company's fiscal years ended December 31, 2003 and 2002, a variety of factors, including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

(2)	The following table sets forth the computation of the net (loss) per share for the periods ended March 31, 2005 and March 31, 2004 (in thousands, except for share and per share data):
	Quarter
	Ended March 31,
	2005	2004
Numerator:
Net (loss)	$ (871)	$ (800)
Denominators:
Shares used in computing basic net (loss) per weighted average common share outstanding	5,522,490	5,522,490
Effect of dilutive options	-	-
Shares used in computing net (loss) per weighted average common share outstanding assuming dilution	5,522,490	5,522,490

Basic net (loss) per weighted average common share outstanding	$ (.16)	$ (.14)
Fully diluted net (loss) per weighted average common share outstanding	$ (.16)	$ (.14)

For each of the three months periods ended March 31, 2005 and 2004, basic and diluted net loss per share are equal as the effect of all options is anti-dilutive and therefore excluded from the number of shares used in the calculation.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited, continued)
(3)	Segment Information. The Company presently has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

(4)

Gain on Termination of Real Property Lease and Other. During the first quarter of 2004, the Company and the landlord of its former Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The agreement provided for total payments to the landlord of $1,500,000, of which $250,000 was payable upon the signing of the agreement, an additional $250,000 payable on April 30, 2004, and the remaining $1,000,000 due in installments during the period from January 2005 through March 2006. During the quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination, and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately as a non-recurring item on the Company's statement of operations.

During the quarter ended March 31, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. As a result of this prepayment, the Company recorded a non-recurring gain of $75,000 during the quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

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

       The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company was profitable, generated positive cash flow from operating activities, and successfully refinanced its revolving credit facility. The Company's operating loss for the quarter ending March 31, 2005 (exclusive of non-recurring items) also declined significantly relative to the corresponding period in 2004. The improvement in the Company's recent operating results has been driven primarily by higher gross margins as well as by a number of cost-saving and efficiency initiatives that the Company has undertaken over the past several years. Included among these has been the closing of the Company's Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to its Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with its women's costume jewelry division, generating aggregate net proceeds of $10,700,000 which were used to reduce the Company's outstanding revolving credit balance. The Company also received a total of $5,263,000 in net federal income tax refunds during 2002 and 2003 in connection with the carryback of operating losses incurred during those years against prior year's taxable income.

       The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the overall improvement in its operating results during fiscal 2004 as well as during the quarter ending March 31, 2005. During each of the Company's fiscal years ended December 31, 2003 and 2002, a variety of factors including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

       Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its credit agreement will enable the Company to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

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

Net Sales

      Net sales for the quarter ended March 31, 2005 increased $341,000 or 1.8% compared to the quarter ended March 31, 2004. The increase during the quarter was principally due to higher jewelry net sales offset in part by a decrease in men's belt net sales. Net sales of the Company's jewelry merchandise increased 42% during the quarter compared to the prior year mainly due to additional shipments of both branded and private label collections to existing customers. The decrease in net sales of the Company's men's belts was mainly due to a large initial order shipped during the quarter ended March 31, 2004 associated with the launch of a new private label merchandise program to a new customer, offset in part by increases in the Company's "Kenneth Cole" belt business. During the past year, the Company has significantly expanded the distribution of both its "Kenneth Cole Reaction" and "Kenneth Cole Signature" belt lines.

       Shipments to the Company's international customers increased $749,000 or 68% during the quarter. The increase in the Company's export business was due to higher shipments of men's belts and personal leather goods to certain European distributors affiliated with of one Company's licensors as well as sales increases generally to a number of other international customers.

Gross profit

      Gross profit for the quarter ended March 31, 2005 increased $608,000 or 11.0% compared to the quarter ended March 31, 2004. For the quarter, gross profit expressed as a percentage of net sales increased by 264 basis points to 31.9% from 29.3% compared to the quarter ended March 31, 2004.

      The increase in gross profit during the quarter ended March 31, 2005 both in terms of dollars and as a percentage of net sales, was primarily due to the significant increase in shipments of relatively high-margin men's jewelry merchandise, and higher gross margins for men's belts, offset in part by increased inventory-related costs primarily associated with sales of off-price merchandise, and higher product royalty expense. The improvement in belt margins and increase in royalty expense during the quarter was mainly due to a change in sales mix that favored higher-margin branded merchandise compared to the same period last year. Royalty expense was also affected during the quarter by an increase in certain minimum obligations relative to the corresponding period in 2004.

Selling and Administrative Expenses

      Selling and administrative expenses for the quarter ended March 31, 2005 decreased $333,000 or 4.6% compared to the quarter ended March 31, 2004. Selling and administrative expenses expressed as a percentage of net sales were 35.6% and 38.0% for the quarters ended March 31, 2005 and 2004 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Selling expenses increased $229,000 or 4.9% compared to the quarter ended March 31, 2004. Selling expenses expressed as a percentage of net sales were 25.5% and 24.7% for the quarters ended March 31, 2005 and 2004, respectively. The increase for the quarter both in dollars and as expressed as a percentage of net sales was due to increases in certain sales and distribution costs, principally compensation for sales employees and in-store merchandising expenses. Freight and merchandising expenses generally declined during the quarter.

      The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, the Company frequently makes expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by its customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $656,000 or 3.4% percent of net sales compared to $672,000 or 3.6% of net sales for the quarters ended March 31, 2005 and 2004, respectively.

      For the quarter ended March 31, 2005, administrative expenses decreased $562,000 or 22.4% compared to the quarter ended March 31, 2004. Administrative expenses expressed as a percentage of net sales were 10.1% and 13.3% for the quarters ended March 31, 2005 and 2004, respectively. The decrease in administrative expenses for the quarter ended March 31, 2005 was mainly due to lower professional fees, decreased compensation for administrative personnel, and higher bad debt recoveries, offset in part by increases in certain fringe benefit expenses. The Company incurred unusually high professional fee expenses during last year's first quarter associated with banking and refinancing activities.

Interest Expense

      Net interest expense decreased by $3,000 or 1.2% during the quarter ended March 31, 2005 compared to the quarter to the corresponding period last year. The decrease was mainly due to lower borrowing costs on somewhat higher average borrowings during the quarter.

Gain on Termination of Real Property Lease

      During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The agreement provided for total payments to the landlord of $1,500,000 of which $500,000 was paid in April 2004 with the balance of $1,000,000 payable in installments during the period from January 2005 through March 2006. During the quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 in connection with the lease termination consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses) and $174,000 in severance and other costs in connection with employee terminations. The net gain was stated separately as a non-recurring item in the Company's condensed statement of operations for the quarter ended March 31, 2004. Lease and associated occupancy costs in connection with the South Norwalk facility incurred during the first quarter were included in selling and administrative expenses in the condensed statement of operations for the quarter ended March 31, 2004.

       During the quarter ended March 31, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. The prepayment resulted in a gain of $75,000 representing the difference between the amount of the liability outstanding under the termination agreement at December 31, 2004 and the final amount paid. This gain is stated separately as a non-recurring item in the Company's condensed statement of operations for the quarter ended March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Benefit for Income Taxes

     The Company recorded no current income tax benefit on its net loss during each of the quarters ended March 31, 2005 and March 31, 2004. The Company also recorded no current income tax provision or benefit for each of its fiscal years 2004 and 2003. The Company has been recording a valuation reserve against all of the deferred tax assets it generates as a result of the uncertainty as to whether it will generate taxable income to allow it to benefit from these assets. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

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

       The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company was profitable, generated positive cash flow from operating activities, and successfully refinanced its revolving credit facility. The Company's operating loss for the quarter ending March 31, 2005 (exclusive of non-recurring items) also declined significantly relative to the corresponding period in 2004. The improvement in the Company's recent operating results has been driven primarily by higher gross margins as well as by a number of cost-saving and efficiency initiatives that the Company has undertaken over the past several years. Included among these has been the closing of the Company's Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to its Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with its women's costume jewelry division, generating aggregate net proceeds of $10,700,000 which were used to reduce the Company's outstanding revolving credit balance. The Company also received a total of $5,263,000 in net federal income tax refunds during 2002 and 2003 in connection with the carryback of operating losses incurred during those years against prior year's taxable income.

       The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the overall improvement in its operating results during fiscal 2004 as well as during the quarter ending March 31, 2005. During each of the Company's fiscal years ended December 31, 2003 and 2002, a variety of factors including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

      Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining the cash position and financial covenants required by the terms of its credit agreement will enable the Company to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern.

      The Company's working capital decreased by $1,047,000 during the quarter ended March 31, 2005 compared to a decrease of $2,509,000 for the quarter ended March 31, 2004. The decrease for the period ended March 31, 2005 was principally due to a decrease in net accounts receivable and increases in short-term borrowings and accounts payable, offset in part by increases in net inventories and other current assets and decreases in accrued employee compensation and other current liabilities. The decrease for the period ended March 31, 2004 compared to the same period in the prior fiscal year was principally due to lower inventories and net accounts receivable, offset in part by lower bank borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

       Cash used in operations during the quarter ended March 31, 2005 was $748,000 compared to cash provided by operations of $3,740,000 for the quarter ended March 31, 2004. Cash used in operations in the current quarter primarily reflects the net loss, increases in net inventories and other current assets, and decreases in long-term obligations partially offset by a decrease in net accounts receivable and other non-current assets, and increases in accounts payable and other current liabilities. Since December 31, 2004, the Company has generally increased its inventory investment in its belt and personal leather goods businesses to replenish the supply of certain merchandise following the holiday period in response to its customers' anticipated spring season shipping requirements. Cash provided by operations during the quarter ended March 31, 2004 primarily reflects decreases in accounts receivable and inventory along with increases in accounts payable and other accrued liabilities and long-term liabilities. Cash used in operations consists primarily of the net loss for the quarter and the net gain on the closing of the Norwalk, Connecticut facility, net of the loss on disposal of its assets.

      Cash used in investing activities during the quarter ended March 31, 2005 of $83,000, reflects capital expenditures and premiums on certain life insurance contracts owned by the Company. Cash used in investing activities for the quarter ended March 31, 2004 of $209,000 reflects net proceeds from the sale of equipment offset by capital expenditures and premiums on certain life contracts owned by the Company.

      Cash provided by financing activities for the quarter ended March 31, 2005 was $661,000 and reflects net borrowings of short-term debt. Cash used in financing activities for the quarter ended March 31, 2004 reflects net repayments of short-term debt.

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit. At March 31, 2005, outstanding letters of credit totaled $1,188,000. The Company presently is required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

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

      During the quarter and quarter ended March 31, 2005, there were no material changes in the contractual obligations set forth in the above chart, except that as described above, on January 3, 2005, the Company paid the landlord of its former Norwalk, Connecticut manufacturing facility $925,000 to settle all of its remaining obligations under the lease termination agreement dated as of April 1, 2004.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ended March 31, 2005, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 13, 2005

EXHIBIT INDEX
Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.