Form 10-Q
period 2005-06-30
Swank, Inc.
filed 2005-08-11
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending June 30, 2005

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

Yes___	No___

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2005
Common stock, $.10 par value	5,711,523

SWANK, INC.

INDEX
		Page No.
Part I. Financial Information

Item 1.	Condensed Financial Statements and Related Notes	3 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

Exhibit Index		18

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands except share data)
	June 30, 2005		December 31, 2004
ASSETS
Current:
Cash and cash equivalents		$ 603		$ 733
Accounts receivable, less allowances
of $3,989 and $5,595, respectively		11,128		11,344
Inventories, net:
Raw materials	107		98
Work in process	1,275		1,057
Finished goods	12,209		12,949
		13,591		14,104

Prepaid and other current assets		852		522

Total current assets		26,174		26,703

Property, plant and equipment, net of
accumulated depreciation and amortization		454		499
Other assets		3,332		3,576

Total assets		$ 29,960		$ 30,778

LIABILITIES
Current:
Notes payable to banks		$ 12,771		$ 11,301
Current portion of long-term debt		537		1,443
Accounts payable		3,709		3,579
Accrued employee compensation		537		727
Other current liabilities		2,100		2,512

Total current liabilities		19,654		19,562

Long-term obligations		6,535		6,669

Total liabilities		26,189		26,231

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 5,658,712 shares		566		563
Capital in excess of par value		1,442		1,440
Retained earnings		2,055		2,836
Accumulated other comprehensive (loss), net of tax		(56)		(56)
Treasury stock, at cost, 111,222 shares		(236)		(236)

Total stockholders' equity		3,771		4,547

Total liabilities and stockholders' equity		$ 29,960		$ 30,778

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDING JUNE 30, 2005 AND 2004
(Dollars in thousands except share and per share data)
---------------------------------
	2005	2004

Net sales	$ 22,025	$ 24,765

Cost of goods sold	14,547	16,327

Gross profit	7,478	8,438

Selling and administrative expenses	7,098	7,068

Income from operations	380	1,370

Interest expense	291	841

Income from operations before income taxes	89	529

Income taxes	-	-

Net income	$ 89	$ 529

Share and per share information:
Basic net income per weighted average common share outstanding	$ .02	$ .10
Basic weighted average common shares outstanding	5,539,157	5,522,490
Fully diluted net income per weighted average common share outstanding	$ .01	$ .09
Fully diluted weighted average common shares outstanding	6,092,309	5,688,269

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDING JUNE 30, 2005 AND 2004
(Dollars in thousands except share and per share data)
---------------------------------
	2005	2004

Net sales	$ 41,268	$ 43,667

Cost of goods sold	27,649	29,696

Gross profit	13,619	13,971

Selling and administrative expenses	13,946	14,249

(Gain) on termination of lease and other non-recurring items	(75)	(1,090)

Income (loss) from operations	(252)	812

Interest expense including write-off of deferred financing costs, net	530	1,083

(Loss) from operations before income taxes	(782)	(271)

Income taxes	-	-

Net (loss)	$ (782)	$ (271)

Share and per share information:
Basic net (loss) per weighted average common share outstanding	$ (.14)	$ (.05)
Basic weighted average common shares outstanding	5,530,823	5,522,490
Fully diluted net (loss) per weighted average common share outstanding	$ (.14)	$ (.05)
Fully diluted weighted average common shares outstanding	5,530,823	5,522,490

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDING JUNE 30, 2005 AND 2004
(Dollars in thousands)
--------------
	2005	2004
Cash flows from operating activities:

Net (loss)	$ (782)	$ (271)
Adjustments to reconcile net (loss) to net cash (used in) provided by operations:
Depreciation and amortization	112	236
Loss on disposal of assets	-	454
(Gain) on termination of real property lease	(75)	(1,544)
Loss on early termination of short-term debt	-	409
Amortization of deferred (gain)	-	(117)
Bad debt expense	95	190
Decrease in cash surrender value of life insurance	-	117

Changes in assets and liabilities
Decrease (increase) in accounts receivable	121	(144)
Decrease in inventory	513	1,635
(Increase) in prepaid and other current assets	(330)	(80)
Decrease (increase) in other non-current assets	278	(28)
(Decrease) increase in accounts payable and other accrued liabilities	(1,378)	1,286
(Decrease) increase in long-term obligations	(58)	478
Net cash (used in) provided by operations	(1,504)	2,621

Cash flows from investing activities:
Capital expenditures	(23)	(50)
Premiums on life insurance	(77)	(36)
Net proceeds from sales of equipment	-	255
Net cash (used in) provided by investing activities	(100)	169

Cash flows from financing activities:
Borrowing under revolving credit agreements	24,629	30,111
Payments of revolving credit obligations	(23,159)	(32,764)
Costs to obtain new financing	-	(430)
Proceeds from exercise of employee stock options	4	-
Net cash provided by (used in) financing activities	1,474	(3,083)

Net (decrease) in cash and cash equivalents	(130)	(293)

Cash and cash equivalents at beginning of period	733	727

Cash and cash equivalents at end of period	$ 603	$ 434

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)

The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ending June 30, 2005 and 2004. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2004 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company was profitable, generated positive cash flow from operating activities, and successfully refinanced its revolving credit facility. The recent improvement in the Company's operating results was driven primarily by higher gross margins as well as by a number of cost-saving and efficiency initiatives that the Company has undertaken over the past several years. Included among these has been the closing of the Company's Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In 2001, the Company entered into a sale-leaseback transaction with respect to its Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with its women's costume jewelry division, generating aggregate net proceeds of $10,700,000 which were used to reduce the Company's outstanding revolving credit balance. The Company also received a total of $5,263,000 in net federal income tax refunds during 2002 and 2003 in connection with the carryback of operating losses incurred during those years against prior year's taxable income.

The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the overall improvement in its operating results during fiscal 2004 and the first six months of 2005. During each of the Company's fiscal years ending December 31, 2003 and 2002, a variety of factors, including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern. As of June 30, 2005, the Company was in compliance with the financial covenants contained in its credit agreement.

(2)	The following table sets forth the computation of the net income (loss) per share for the periods ending June 30, 2005 and June 30, 2004 (in thousands, except for share and per share data):
	Quarter		Six Months
	Ending June 30,		Ending June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) as reported	$ 89	$ 529	$ (782)	$ (267)
Add back interest expense on convertible note due to affiliate, net of income taxes	6	-	-	-
Net income (loss) used for diluted earnings per share calculation	$ 95	$ 529	$ (782)	$ (267)
Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,539,157	5,522,490	5,530,823	5,522,490
Effect of dilutive securities	553,152	165,779		-
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	6,092,309	5,688,269	5,530,823	5,522,490

Basic net income (loss) per weighted average common share outstanding	$ .02	$ .10	$ (.14)	$ (.05)
Fully diluted net income (loss) per weighted average common share outstanding	$ .01	$ .09	$ (.14)	$ (.05)

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited, continued)
(3)	Segment Information. The Company has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

(4)

Gain on Termination of Real Property Lease and Other. During the first quarter of 2004, the Company and the landlord of its former Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The agreement provided for total payments to the landlord of $1,500,000, of which $250,000 was payable upon the signing of the agreement, an additional $250,000 payable on April 30, 2004, and the remaining $1,000,000 due in installments during the period from January 2005 through March 2006. During the quarter ending March 31, 2004, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination, and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately as a non-recurring item on the Company's condensed statement of operations for the six-months ending June 30, 2004.

During the quarter ending March 31, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. As a result of this prepayment, the Company recorded a non-recurring gain of $75,000 during the first quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

During the quarter ending June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of its previous loan and security agreement. These expenses are included in interest expense in the Company's condensed statement of operations for the quarter and six-months ending June 30, 2004.

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

       The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the overall improvement in its recent operating results and the net profit earned for the fiscal year ending December 31, 2004. During each of the Company's fiscal years ending December 31, 2003 and 2002, a variety of factors including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

       Although no assurances can be given, the Company believes that attaining adequate sales revenue, continuing the current program of cost control initiatives, and maintaining cash requirements within the terms of its credit agreement will enable the Company to continue as a going concern. The Company's condensed financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern. As of June 30, 2005, the Company was in compliance with the financial covenants contained in its credit agreement.

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

Results of Operations

      As is customary in the fashion accessories industry, the Company makes modifications to its lines coinciding with its Spring (January - June) and Fall (July - December) selling seasons. The Company believes that results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

      Net sales for the quarter ending June 30, 2005 were $22,025,000, a decrease of $2,740,000 or 11% compared to the quarter ending June 30, 2004. For the six-month period ending June 30, 2005, net sales totaled $41,268,000, a decline of $2,399,000 or 5% compared to the corresponding period last year. The decrease during both the quarter and six-month period was principally due to reduced shipments of the Company's men's belt and personal leather goods merchandise and a less favorable adjustment for customer returns, offset in part by a significant increase in men's jewelry shipments. Men's jewelry shipments increased 34% and 37% during the quarter and year to date periods ending June 30, 2005, respectively, reflecting strong demand across all retail venues. The decrease in belt sales during the quarter and year was mainly due to lower shipments of merchandise associated with certain private label businesses offset in part by sales increases of the Company's "Kenneth Cole" branded merchandise collections. The decline in belt net sales for the six-month period was also due to a relatively large order that was shipped during last year's first quarter associated with the launch of a new private label program. The decrease in net sales of the Company's personal leather goods merchandise during both the quarter and six-month period was mostly attributable to a decline in private label shipments to a major customer and, to a lesser degree, sluggishness in certain of the Company's branded programs. Net sales of the Company's Geoffrey Beene personal leather goods collection increased 22% during the six-month period ending June 30, 2005 as the Company shipped new design and packaging concepts to retailers to replace the existing merchandise.

      Included in net sales for the quarter and six months ending June 30, 2005 and 2004, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $814,000 for the three-month and six-month periods ended June 30, 2005, compared to $1,703,000 for the comparable periods in 2004. The Company's actual return experience during both the spring 2005 and spring 2004 seasons was better than anticipated compared to the reserves established at December 31, 2004 and December 31, 2003 principally due to lower than expected returns for men's leather goods and belts. The reserve at December 31, 2004 assumed additional returns would be received during the spring 2005 season in connection with the launch of the new personal leather goods program. While returns for this merchandise category increased 58% during the six-month period ending June 30, 2005 compared to the prior year, returns were less than originally anticipated due to heavier in-store promotional expenditures that accelerated retail sales of the existing merchandise. The Company established its reserve for returns as of December 31, 2004 based on its estimate of merchandise to be received during the spring 2005 season which was generally shipped to retailers for the 2004 fall and holiday selling seasons.

Gross profit

      Gross profit for the quarter ending June 30, 2005 decreased $960,000 or 11% and for the six-month period, decreased $352,000 or 3%, in each case as compared to the corresponding period last year. Gross profit expressed as a percentage of net sales for the quarter was 34.0%, approximately even with last year's second quarter. For the six-month period, gross profit as a percentage of net sales increased by 100 basis points to 33.0% from 32.0% compared to the same period in 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The decrease in gross profit during both the quarter and six-months ending June 30, 2005 was primarily due to lower net sales, a less favorable returns adjustment (see below), and an increase in certain inventory-related costs, offset in part by a favorable sales mix, higher initial margins, principally for men's belts, and lower display expenditures. Net sales of higher-margin men's jewelry products during the quarter accounted for 17% of total net sales compared to 12% last year, and for the six-month period, 16% this year compared to 11% in 2004. The improvement in belt margins was mainly due to an improved sales mix that favored certain higher-margin branded merchandise compared to the same period last year. The increase in gross profit as a percentage of net sales for the six-months ending June 30, 2005 was due to an increase in net sales of men's jewelry and higher margins on belts.

       Included in gross profit for the quarter and six months ending June 30, 2005 and 2004, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $569,000 and $911,000 for the quarter and six-month periods ending June 30, 2005 and June 30, 2004, respectively. As described above, customer returns for the Company's personal leather goods merchandise category increased 58% during the six-month period ending June 30, 2005 compared to the prior year but were less than originally anticipated due to heavier in-store promotional expenditures that accelerated retail sales of the existing merchandise.

Selling and Administrative Expenses

      Selling and administrative expenses for the quarter ending June 30, 2005 increased $30,000 or less than 1% compared to the quarter ending June 30, 2004. For the six-month period, selling and administrative expenses decreased $303,000 or 2% compared to the same period last year. Selling and administrative expenses expressed as a percentage of net sales were 32.2% and 28.5% for the quarters ending June 30, 2005 and 2004 respectively, and 33.8% and 32.6% for the six months ending June 30, 2005 and 2004, respectively.

    Selling expenses for the quarter increased $182,000 or 4% compared to last year's second quarter and expressed as a percentage of net sales, increased to 22.8% from 19.5%. For the six-month period ending June 30, 2005, selling expenses increased $411,000 or 4% and as a percentage of net sales were 24.1% compared to 21.8% for the same period last year. The increase for the quarter and year is due to increases in certain merchandising and product development costs, including compensation and travel expenses, and higher distribution and warehouse-related expenses, in each case offset by a reduction in advertising and promotion expense. District selling expenses were also higher for the six-month period ending June 30, 2005 due mainly to increases in certain fringe benefit allocations.

      The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, the Company frequently makes expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by its customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $679,000 or 3.1% percent of net sales compared to $725,000 or 2.9% of net sales for the quarters ending June 30, 2005 and 2004, respectively. Advertising and promotion expenses, including cooperative advertising, for the six months ending June 30, 2005 were $1,335,000 or 3.2% of net sales compared to $1,396,000 or 3.2% of net sales for the corresponding period last year.

      For the quarter and six-months ending June 30, 2005, administrative expenses decreased $152,000 or 7% and $714,000 or 15%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 9.4% and 9.0% for the quarters ending June 30, 2005 and 2004, respectively, and 9.7% and 10.8% for the six months ending June 30, 2005 and 2004, respectively. The decrease in administrative expenses for both the quarter and six months ending June 30, 2005 was mainly due to lower professional fees, software maintenance charges, telecommunications fees, and miscellaneous taxes. The Company incurred unusually high professional fee expenses during the first six months of last year in connection with banking and refinancing activities.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Net interest expense for the quarter and six-month periods ending June 30, 2005 decreased by $550,000 and $553,000 respectively, compared to the same periods in 2004. During the quarter ending June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of its previous loan and security agreement. These expenses are included in interest expense in the Company's condensed statement of operations for the quarter and six-months ending June 30, 2004. Exclusive of the effect of this non-recurring charge, interest expense increased by $39,000 and $36,000, during the quarter and six months ending June 30, 2005, respectively, compared to the same periods last year. The increase was mainly due to higher average borrowings during the quarter.

Gain on Termination of Real Property Lease

      During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The agreement provided for total payments to the landlord of $1,500,000 of which $500,000 was paid in April 2004 with the balance of $1,000,000 payable in installments during the period from January 2005 through March 2006. During the quarter ending March 31, 2004, the Company recorded a net gain of $1,090,000 in connection with the lease termination which was stated separately as a non-recurring item in the Company's condensed statement of operations for the six months ending June 30, 2004. The lease and associated occupancy costs in connection with the South Norwalk facility incurred during the first quarter of 2004 were included in selling and administrative expenses in the condensed statement of operations for the six months ending June 30, 2004.

       During the quarter ending March 31, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. The prepayment resulted in a gain of $75,000 representing the difference between the amount of the liability outstanding under the termination agreement at December 31, 2004 and the final amount paid. The gain was recorded during the first quarter of 2005 and is stated separately as a non-recurring item in the Company's condensed statement of operations for the six months ending June 30, 2005.

Benefit for Income Taxes

     The Company recorded no current income tax provision (or benefit) on its net income (or loss) during any of the three- or six-month periods ending June 30, 2005 and June 30, 2004. The Company also recorded no current income tax provision or benefit for each of its fiscal years 2004 and 2003. The Company has been recording a valuation reserve against all of the deferred tax assets it generates as a result of the uncertainty as to whether it will generate taxable income to allow it to benefit from these assets. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

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

       The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the overall improvement in its recent operating results, including the net income recorded during the fiscal year ending December 31, 2004. During each of the Company's fiscal years ending December 31, 2003 and 2002, a variety of factors including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

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

      The Company's working capital decreased by $621,000 during the six-month period ending June 30, 2005 compared to a decrease of $1,693,000 for the six months ending June 30, 2004. The decrease for the period ending June 30, 2005 was principally due to a decrease in net accounts receivable and inventories, and increases in short-term borrowings and accounts payable, offset in part by decreases in accrued employee compensation and other current liabilities and current portion of long term debt. As discussed in Note 4 to the condensed financial statements, during the quarter ending March 31, 2005, the Company paid $925,000 to the landlord of its former Norwalk, Connecticut manufacturing facility to settle all of its remaining obligations in connection with an agreement under which the lease for that facility was terminated effective April 1, 2004. The decrease for the six-month period in 2004 was principally due to lower inventories and higher accounts payable offset in part by lower bank borrowings.

       Cash used in operations during the six months ending June 30, 2005 totaled $1,504,000 compared to cash provided by operations of $2,621,000 for the corresponding period last year. Cash used in operations during the first six months of 2005 reflects the net loss for the period, decreases in accounts payable and other current liabilities, and increases in prepaid and other current assets offset in part by reductions in net accounts receivable and inventory. During the first six months of 2004, the Company generally had been monitoring its cash position closely in anticipation of refinancing its revolving credit agreement. The Company signed a new loan agreement and terminated its credit arrangements with its prior lender on June 30, 2004. The decreases in accounts receivable and inventory are consistent with the seasonal nature of the Company's business. The Company typically builds inventory during its third quarter for shipment during the holiday selling season.

       Cash used in investing activities was $100,000 for the six-month period ending June 30, 2005 while cash provided by investing activities was $169,000 for the corresponding period last year. Cash used in both 2005 and 2004 reflects capital expenditures and premiums on certain life insurance contracts owned by the Company. During the six months ending June 30, 2004, the cash proceeds received from the sale of equipment offset the cash used for these activities.

      Cash provided by financing activities for the six months ending June 30, 2005 was $1,474,000 and reflects net borrowings of short-term debt. Cash used in financing activities for the six months ending June 30, 2004 reflects net repayments of short-term debt. The increase in short term borrowings during the first six months of 2005 was mainly due to decreases in accounts payable other accrued liabilities and a smaller decrease in inventories relative to 2004. During the corresponding 2004 period, the Company's borrowing requirements generally declined in response to a larger decrease in inventories as the Company adopted a more cautious approach to its inventory planning during the spring 2004 season.

      In the ordinary course of business, the Company is contingently liable for performance under letters of credit. At June 30, 2005, outstanding letters of credit totaled $862,000. The Company presently is required to pay a fee quarterly equal to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2.00% per annum on outstanding letters of credit. As of June 30, 2005, the Company was in compliance with the financial covenants contained in its credit agreement.

      During the quarter and year ending June 30, 2005, there were no material changes outside of the normal course of business in the contractual obligations set forth in the Company's Form 10-K for the fiscal year ending December 31, 2004 except that as described above, on January 3, 2005, the Company paid the landlord of its former Norwalk, Connecticut manufacturing facility $925,000 to settle all of its remaining obligations under the lease termination agreement dated as of April 1, 2004.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the quarter ending June 30, 2005, there were no material changes in the information called for by this item from the information contained in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a) During the three-month period ended June 30, 2005, the Company issued 25,000 shares of its common stock, $.10 par value per share ("Common Stock"), upon the exercise of a stock option previously granted under a stockholder approved stock option plan of the Company. The Company received $4,250.00 in cash from the individual exercising the stock option (the "Optionee") in payment of the exercise price for the issued shares.

          The Company is relying on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock. The Optionee has represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the exercise of the stock option have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. The Optionee has also represented that he has knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of Common Stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as he has requested. A Securities Act restrictive legend is placed on each certificate representing the shares of Common Stock and stop transfer instructions are placed on such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

          (b)        Not Applicable.

          (c)          Not Applicable.
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

Date: August 11, 2005

EXHIBIT INDEX
Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.