Form 10-Q
period 2005-09-30
Swank, Inc.
filed 2005-11-14
CIK 95779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-Q
                             -----------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM__________ TO__________

                          COMMISSION FILE NUMBER 1-5354

                                   SWANK, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                       04-1886990
(State or other jurisdiction of incorporation                (IRS Employer
           or organization)                               Identification Number)

            90 PARK AVENUE                                        10016
              NEW YORK, NY                                      (Zip code)
(Address of principal executive offices)

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

       Yes  X                            No
           ---                              ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes                              No  X
           ---                              ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       Yes                               No  X
           ---                              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Title of Class                     Shares Outstanding on October 31, 2005
       --------------                     --------------------------------------
Common stock, $.10 par value                            5,731,921

                                   SWANK, INC.

                                      INDEX

                                                                                                                       Page No.
 PART I.  FINANCIAL INFORMATION

 Item 1.    Condensed Financial Statements and Related Notes                                                              3 - 9

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                       10 - 15

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                       16

 Item 4.    Controls and Procedures                                                                                          16


 PART II.  OTHER INFORMATION

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                                      17

 Item 4.    Submission of Matters to a Vote of Security Holders                                                              17

 Item 6.    Exhibits                                                                                                         18

 Signatures                                                                                                                  19

 Exhibit Index                                                                                                               20

 Exhibit 31.01 - Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.           21

 Exhibit 31.02 - Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial
 Officer of the Company.                                                                                                     22

 Exhibit 32.01 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002.                                                                                                 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   SWANK, INC.
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                               SEPTEMBER 30, 2005                DECEMBER 31, 2004
                                                                               ------------------                -----------------
            ASSETS

 Current:

   Cash and cash equivalents                                                                $ 843                            $ 733
   Accounts receivable, less allowances
     of $5,407 and $5,595, respectively                                                    17,351                           11,344
    Inventories, net:
           Raw materials                                                     107                                98
           Work in process                                                 1,851                             1,057
           Finished goods                                                 13,412                            12,949
                                                                          ------                            ------
                                                                                           15,370                           14,104

   Prepaid and other current assets                                                           849                              522
                                                                                              ---                              ---

           Total current assets                                                            34,413                           26,703

 Property, plant and equipment, net of
     accumulated depreciation and amortization                                                434                              499
 Other assets                                                                               3,346                            3,576
                                                                                            -----                            -----

 Total assets                                                                            $ 38,193                         $ 30,778
                                                                                         ========                         ========

            LIABILITIES

 Current:

   Notes payable to banks                                                                $ 18,291                         $ 11,301
   Current portion of long-term debt                                                          543                            1,443
   Accounts payable                                                                         4,856                            3,579
   Accrued employee compensation                                                              670                              727
   Other current liabilities                                                                2,619                            2,512
                                                                                            -----                            -----

           Total current liabilities                                                       26,979                           19,562

 Long-term obligations                                                                      6,591                            6,669
                                                                                            -----                            -----

 Total liabilities                                                                         33,570                           26,231
                                                                                           ------                           ------

            STOCKHOLDERS' EQUITY Preferred stock, par value $1.00:

   Authorized - 1,000,000 shares                                                                -                                -
 Common stock, par value $.10:
   Authorized - 43,000,000 shares:

     Issued -- 5,908,712 shares and 5,633,712                                                 591                              563
 Capital in excess of par value                                                             1,460                            1,440
 Retained earnings                                                                          2,970                            2,836
 Accumulated other comprehensive (loss), net of tax                                          (56)                             (56)
 Treasury stock, at cost, 176,791 shares and 111,222                                        (342)                            (236)
                                                                                            -----                            -----

           Total stockholders' equity                                                       4,623                            4,547
                                                                                            -----                            -----

 Total liabilities and stockholders' equity                                              $ 38,193                         $ 30,778
                                                                                         ========                         ========



     The accompanying notes are an integral part of the condensed financial statements.

                                   SWANK, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                        ---------------------------------

                                                                             2005          2004
                                                                          ----------    ----------
Net sales                                                                    $25,934       $22,028

Cost of goods sold                                                            17,649        14,636
                                                                          ----------    ----------

Gross profit                                                                   8,285         7,392

Selling and administrative expenses                                            7,035         6,864
                                                                          ----------    ----------

Income from operations                                                         1,250           528

Interest expense                                                                 335           249
                                                                          ----------    ----------

Income from operations before income taxes                                       915           279

Income taxes                                                                       -             -
                                                                          ----------    ----------

Net income                                                                      $915          $279
                                                                          ==========    ==========

Share and per share information:

Basic net income per weighted average common share outstanding                  $.16          $.05
Basic weighted average common shares outstanding                           5,687,072     5,522,490
Fully diluted net income per weighted average common share outstanding          $.15          $.05
Fully diluted weighted average common shares outstanding                   6,223,120     5,947,810


     The accompanying notes are an integral part of the condensed financial statements.

                                   SWANK, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                        ---------------------------------


                                                                              2005            2004
                                                                          -----------     -----------
Net sales                                                                     $67,202         $65,695

Cost of goods sold                                                             45,298          44,332
                                                                          -----------     -----------

Gross profit                                                                   21,904          21,363

Selling and administrative expenses                                            20,981          21,113

(Gain) on termination of lease and other non-recurring items                      (75)         (1,090)
                                                                          -----------     -----------

Income from operations                                                            998           1,340

Interest expense including write-off of deferred financing costs, net             865           1,332
                                                                          -----------     -----------

Income from operations before income taxes                                        133               8

Income taxes                                                                        -               -
                                                                          -----------     -----------

Net income                                                                       $133              $8
                                                                          ===========     ===========

Share and per share information:

Basic net income per weighted average common share outstanding                   $.02            $.00
Basic weighted average common shares outstanding                            5,594,017       5,522,490
Fully diluted net income per weighted average common share outstanding           $.02            $.00
Fully diluted weighted average common shares outstanding                    5,918,109       5,814,507


     The accompanying notes are an integral part of the condensed financial statements.

                                   SWANK, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)
                                 --------------

                                                                   2005         2004
                                                                 --------     --------
Cash flows from operating activities:

Net income                                                           $133           $8
Adjustments to reconcile net income to net cash (used in)
provided by operations:
   Depreciation and amortization                                      164          295
   Loss on disposal of assets                                           -          454
   (Gain) on termination of real property lease                       (75)      (1,544)
   Loss on early termination of short-term debt                         -          409
   Amortization of deferred (gain)                                      -         (117)
   Bad debt expense                                                   180          305
   Decrease in cash surrender value of life insurance                   -          117

Changes in assets and liabilities
   (Increase) in accounts receivable                               (6,188)      (1,229)
   (Increase) in inventory                                         (1,266)        (329)
   (Increase) decrease in prepaid and other current assets           (327)          27
   Decrease (increase) in other non-current assets                    322           (2)
   Increase in accounts payable and other accrued liabilities         427        2,424
   (Decrease) increase in long-term obligations                        (3)         524
                                                                 --------     --------
       NET CASH (USED IN) PROVIDED BY OPERATIONS                   (6,633)       1,342
                                                                 --------     --------

Cash flows from investing activities:

   Capital expenditures                                               (32)        (226)
   Premiums on life insurance                                        (157)        (120)
   Net proceeds from sales of equipment                                 -          255
                                                                 --------     --------
       NET CASH (USED IN) INVESTING ACTIVITIES                       (189)         (91)
                                                                 --------     --------

Cash flows from financing activities:

   Borrowing under revolving credit agreements                     34,197       39,233
   Payments of revolving credit obligations                       (27,207)     (40,416)
   Costs to obtain new financing                                        -         (430)
   Proceeds from exercise of employee stock options                    48            -
   Treasury shares received in lieu of cash                          (106)           -
                                                                 --------     --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          6,932       (1,613)
                                                                 --------     --------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               110         (362)

   Cash and cash equivalents at beginning of period                   733          727
                                                                 --------     --------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $843         $365
                                                                 ========     ========


     The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

 (1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2005 and 2004. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company's 2004 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

        The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the past several years, however, the Company has restructured its operations and implemented a number of cost-reduction initiatives. Included among these has been the closing of the Company's Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In addition, during 2001 the Company entered into a sale-leaseback transaction with respect to its Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with its women's costume jewelry division, generating total net proceeds of $10,700,000 which were used to reduce the Company's outstanding revolving credit balance. The Company also received a total of $5,263,000 in net federal income tax refunds during 2002 and 2003 in connection with the carryback of operating losses incurred during those years against prior year's taxable income. As a consequence of these and other actions, the Company was able to refinance its revolving credit facility during the second quarter of 2004 under more favorable terms and conditions than its previous loan agreement and was profitable during fiscal 2004 as well as during both the three and nine-month periods ended September 30, 2005.

        The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the improvement in its operating results during fiscal 2004. Although the improvement in the Company's operating results during the quarter and nine-months ended September 30, 2005 was due mainly to higher net sales, management believes that the various restructuring and cost-reduction programs described above significantly contributed to the Company's ability to successfully compete for profitable new business opportunities. During each of the Company's fiscal years ended December 31, 2003 and 2002, a variety of factors, including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

        Although no assurances can be given, the Company believes that attaining adequate sales revenue, maintaining the current program of cost control initiatives, and managing cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern. As of September 30, 2005, the Company was in compliance with the financial covenants contained in its credit agreement.

 (2) The following table sets forth the computation of the net income per share for the quarter and nine-months ended September 30, 2005 and September 30, 2004 (in thousands, except for share and per share data):

SWANK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED, CONTINUED)

                                                                                              Quarter                 Nine Months
                                                                                 Ended September 30,          Ended September 30,
                                                                               ------------------------    ------------------------
                                                                                  2005          2004          2005          2004
                                                                               ----------    ----------    ----------    ----------
Numerator:
Net income as reported                                                               $915          $279          $133            $8
Add back interest expense on convertible note due to affiliate, net of income
taxes                                                                                   6             -             -             -
                                                                               ----------    ----------    ----------    ----------
Net income used for diluted earnings per share calculation                           $921          $279          $133            $8
                                                                               ==========    ==========    ==========    ==========
Denominators:
Shares used in computing basic net income per weighted average common share     5,687,072     5,522,490     5,594,017     5,522,490
outstanding
Effect of dilutive securities                                                     536,048       425,320       324,092       292,017
                                                                               ----------    ----------    ----------    ----------
Shares used in computing net income per weighted average common share
outstanding assuming dilution                                                   6,223,120     5,947,810     5,918,109     5,814,507
                                                                               ==========    ==========    ==========    ==========

Basic net income per weighted average common share outstanding                       $.16          $.05          $.02          $.00
Fully diluted net income per weighted average common share outstanding               $.15          $.05          $.02          $.00

Certain convertible securities in the amount of 218,750 shares were not included in the computation of diluted earnings per share for the nine months ended September 30, 2005 since the inclusion would be antidilutive.

 (3) Segment Information. The Company has one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

 (4) Gain on Termination of Real Property Lease and Other. During the first quarter of 2004, the Company and the landlord of its former Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The agreement provided for total payments to the landlord of $1,500,000, of which $250,000 was payable upon the signing of the agreement, an additional $250,000 payable on April 30, 2004, and the remaining $1,000,000 due in installments during the period from January 2005 through March 2006. During the quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination, and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately as a non-recurring item on the Company's condensed statement of operations for the nine-months ended September 30, 2004. In addition, during the quarter ended June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of its previous loan and security agreement. These expenses are included in interest expense in the Company's condensed statement of operations for the nine-months ended September 30, 2004.

         During the quarter ended March 31, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the lease termination agreement in connection with its Norwalk, Connecticut belt manufacturing facility. As a result of this prepayment, the Company recorded a non-recurring gain of $75,000 during the first quarter of 2005 to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid. This gain was stated separately as a non-recurring item on the Company's condensed statement of operations for the nine-months ended September 30, 2005.

 (5) Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board or FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first quarterly period after June 15, 2005, with early adoption permitted. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123R such that the Company is now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company expects to adopt SFAS 123R on January 1, 2006.


         Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to its employee and director stock options and employee stock purchase plan. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, but anticipates that the adoption of SFAS 123R will not have a material impact on its financial position, results of operations, or cash flows. The impact of adoption of SFAS 123R will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on its financial condition, results of operations or cash flows.

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

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the past several years, however, the Company has restructured its operations and implemented a number of cost-reduction initiatives. Included among these has been the closing of the Company's Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In addition, during 2001 the Company entered into a sale-leaseback transaction with respect to its Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with its women's costume jewelry division, generating total net proceeds of $10,700,000 which were used to reduce the Company's outstanding revolving credit balance. The Company also received a total of $5,263,000 in net federal income tax refunds during 2002 and 2003 in connection with the carryback of operating losses incurred during those years against prior year's taxable income. As a consequence of these and other actions, the Company was able to refinance its revolving credit facility during the second quarter of 2004 under more favorable terms and conditions than its previous loan agreement and was profitable during fiscal 2004 as well as during both the three and nine-month periods ended September 30, 2005.

     The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the improvement in its operating results during fiscal 2004. Although the improvement in the Company's operating results during the quarter and nine-months ended September 30, 2005 was due mainly to higher net sales, management believes that the various restructuring and cost-reduction programs described above significantly contributed to the Company's ability to successfully compete for profitable new business opportunities. During each of the Company's fiscal years ended December 31, 2003 and 2002, a variety of factors, including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

     Although no assurances can be given, the Company believes that attaining adequate sales revenue, maintaining the current program of cost control initiatives, and managing cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern. As of September 30, 2005, the Company was in compliance with the financial covenants contained in its credit agreement.

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

NET SALES

     Net sales for the quarter ended September 30, 2005 were $25,934,000 reflecting an increase of $3,906,000 or 18% compared to the quarter ended September 30, 2004. For the nine-month period ended September 30, 2005, net sales totaled $67,202,000, an increase of $1,507,000 or 2% compared to the corresponding period last year. The increase during both the quarter and nine-month period was principally due to higher shipments of the Company's jewelry, belts, and personal leather goods merchandise, offset in part by costs associated with the launch of certain new belt programs. Men's jewelry net sales increased 41% and 36% during the quarter and year to date periods ended September 30, 2005, respectively reflecting continued strong consumer demand. The improvement in the Company's jewelry business this year has been driven mainly by a shift in men's fashion trends favoring a more formal look that includes French-cuff dress shirts and related accessories. The Company's belt net sales increased 22% during the quarter mainly due to initial merchandise shipments associated with the expansion of certain private label programs and higher sales to certain of the Company's mass merchandise accounts. For the nine-month period ended September 30, 2005, belt net sales increased 2% principally due to strong demand for the Company's Kenneth Cole branded merchandise and shipments associated with the launch of the new private label programs. These increases were offset in part by reductions in various other merchandise collections sold mainly to department stores, the returns adjustment described below, and by the effect of a relatively large one-time private label order that was shipped during the first quarter of 2004. In addition, belt net sales for both the three and nine-month periods ended September 30, 2005 were affected by certain costs recorded during the quarter related to the new merchandise programs that were shipped during the quarter.

     Personal leather goods net sales increased 5% for the quarter but declined 10% for the nine-month period, both compared to the corresponding periods in 2004. The increase during the quarter was due principally to higher shipments of Pierre Cardin and Guess branded merchandise offset in part by a decline in private label shipments and reductions in certain of the Company's other branded programs. The decrease for the nine-month period is due to lower shipments of private label goods and the returns adjustment described below offset in part by increased shipments of the Company's Geoffrey Beene, Guess, and Pierre Cardin merchandise collections.

     Included in net sales for the nine months ended September 30, 2005 and 2004, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $814,000 for the nine-month period ended September 30, 2005, compared to $1,703,000 for the comparable period in 2004. The Company's actual return experience during both the spring 2005 and spring 2004 seasons was better than anticipated compared to the reserves established at December 31, 2004 and December 31, 2003 principally due to lower than expected customer returns for men's leather goods and belts. The reserve at December 31, 2004 assumed additional returns would be received during the spring 2005 season in connection with the launch of the new personal leather goods program. While actual returns for this merchandise category increased 58% during the Company's 2005 spring selling season compared to the prior year, returns were less than originally anticipated due to heavier in-store promotional expenditures that accelerated retail sales of the existing merchandise. The Company established its reserve for returns as of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

December 31, 2004 based on its estimate of merchandise to be received during the spring 2005 season which was generally shipped to retailers for the 2004 fall and holiday selling seasons.

GROSS PROFIT

     Gross profit for the quarter and nine-months ended September 30, 2005 increased $893,000 or 12% and $541,000 or 3%, respectively. Gross profit expressed as a percentage of net sales for the quarter was 31.9% compared to 33.6% last year. For the nine-month period, gross profit as a percentage of net sales was 32.6%, approximately even with last year's 32.5%.

     The increase in gross profit during the quarter was primarily due to the increase in net sales, reduced inventory control costs normally associated with the disposal of excess inventory, and a more favorable overhead variance stemming mainly from the increase in jewelry purchases. The Company's initial markup on merchandise sold during the quarter was approximately two percentage points lower than last year due mainly to changes in sales mix as private label sales and sales to "labels for less" customers both increased compared to last year. The decrease in gross profit expressed as a percentage of net sales was mainly due to the effect of lower initial markups offset partially by higher net sales.

     Gross profit increased during the nine-months ended September 30, 2005 primarily due to higher net sales and an increase in initial markup resulting from increased sales of higher-margin jewelry merchandise and a more favorable belt sales mix during the period. A more favorable overhead variance due to increases in jewelry purchases was largely offset by an increase in unfavorable labor and handling variances. The increase in gross profit from higher sales and improved markups during the nine-month period was partially offset by an increase in certain inventory-related costs. In addition, gross profit was less favorably impacted in fiscal 2005 from the returns adjustment discussed below compared to fiscal 2004. Net sales of higher-margin men's jewelry products during the nine-month period accounted for 16% of total net sales compared to 12% last year. The increase in gross profit as a percentage of net sales for the nine-months ended September 30, 2005 was mainly due to higher net sales and average initial markup.

     Included in gross profit for the nine months ended September 30, 2005 and 2004, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $569,000 and $911,000 which is included in gross profit for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively. As described above, customer returns for the Company's personal leather goods merchandise category increased 58% during the spring selling season compared to the corresponding prior year period, but were less than originally anticipated due to heavier in-store promotional expenditures that accelerated retail sales of the existing merchandise.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the quarter ended September 30, 2005 increased $171,000 or 3% compared to the quarter ended September 30, 2004, and for the nine-month period, selling and administrative expenses decreased $132,000 or less than 1% compared to the same period last year. Selling and administrative expenses expressed as a percentage of net sales were 27.1% and 31.2% for the quarters ended September 30, 2005 and 2004 respectively, and 31.2% and 32.1% for the nine months ended September 30, 2005 and 2004, respectively.

     Selling expenses for the quarter increased $69,000 or about 1% compared to last year but expressed as a percentage of net sales, decreased to 19.5% from 22.6%. For the nine-month period ended September 30, 2005, selling expenses increased $480,000 or 3% and as a percentage of net sales were 22.3% compared to 22.1% for the same period last year. The increase during both the quarter and nine-months ended September 30, 2005 is due to higher salaried compensation which was offset in part by a decrease in sales commissions, advertising expenditures, and certain fringe-benefits expenses, primarily group health insurance. The decrease in selling expenses expressed as a percentage of net sales for the quarter was due to higher net sales.

     The Company routinely makes expenditures for advertising and promotion as necessary to maintain and enhance its business. Certain of the Company's license agreements also require specified levels of spending. These expenditures, which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, the Company frequently makes expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by its customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $766,000 or 3.0% percent of net sales compared to $973,000 or 4.4% of net sales for the quarters ended September 30, 2005 and 2004, respectively. Advertising and promotion expenses, including cooperative advertising, for the nine months ended September 30, 2005 were $2,102,000 or 3.1% of net sales compared to $2,371,000 or 3.6% of net sales for the corresponding period last year.

     For the quarter ended September 30, 2005, administrative expenses increased $102,000 or 5% and for the nine-month period, decreased $612,000 or 9%, both compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 7.6% and 8.5% for the quarters ended September 30, 2005 and 2004, respectively, and 8.9% and 10.1% for the nine months ended September 30, 2005 and 2004, respectively. The increase in administrative expenses for the quarter is principally due to higher professional fees reflecting certain adjustments made during last year's third quarter in connection with accruals related to anticipated banking activity. The decrease during the nine-month period was mainly due to a decrease in professional fees, higher bad debt recoveries relative to last year, and lower software maintenance and telecommunications fees. The Company incurred unusually high professional fee expenses during the first half of last year in connection with banking and refinancing activities.

INTEREST EXPENSE

     Net interest expense for the quarter ended September 30, 2005 increased $86,000 or 35% but decreased during the nine-month period by $467,000 or 35% compared to the corresponding prior year periods. The increase during the quarter is due to both higher effective borrowing rates and higher average borrowings outstanding. During the second quarter of 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of its previous loan and security agreement. These expenses are included in interest expense in the Company's condensed statement of operations for the nine-months ended September 30, 2004. Exclusive of the effect of this non-recurring charge, interest expense increased by $122,000 or 16% during the nine months ended September 30, 2005 compared to the same period last year. The increase was due to both higher average borrowing costs and borrowings outstanding.

GAIN ON TERMINATION OF REAL PROPERTY LEASE

     During the first quarter of 2004, the Company and the landlord of its South Norwalk, Connecticut facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The agreement provided for total payments to the landlord of $1,500,000 of which $500,000 was paid in April 2004 with the balance of $1,000,000 payable in installments during the period from January 2005 through March 2006. During the quarter ended March 31, 2004, the Company recorded a net gain of $1,090,000 in connection with the lease termination which was stated separately as a non-recurring item in the Company's condensed statement of operations for the nine months ended September 30, 2004. The lease and associated occupancy costs in connection with the South Norwalk facility incurred during the first quarter of 2004 were included in selling and administrative expenses in the condensed statement of operations for the six months ended September 30, 2004.

     During the quarter ended March 31, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. The prepayment resulted in a gain of $75,000 representing the difference between the amount of the liability outstanding under the termination agreement at December 31, 2004 and the final amount paid. The gain was recorded during the first quarter of 2005 and is stated separately as a non-recurring item in the Company's condensed statement of operations for the nine months ended September 30, 2005.

BENEFIT FOR INCOME TAXES

     The Company recorded no current income tax provision on its net income during any of the three- or nine-month periods ended September 30, 2005 and September 30, 2004. The Company also recorded no current income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the past several years, however, the Company has restructured its operations and implemented a number of cost-reduction initiatives. Included among these has been the closing of the Company's Attleboro, Massachusetts, Cartago, Costa Rica, and Norwalk, Connecticut manufacturing facilities in 2000, 2001 and 2003, respectively. In addition, during 2001 the Company entered into a sale-leaseback transaction with respect to its Norwalk facility and sold certain assets (and discontinued the remaining operations) associated with its women's costume jewelry division, generating total net proceeds of $10,700,000 which were used to reduce the Company's outstanding revolving credit balance. The Company also received a total of $5,263,000 in net federal income tax refunds during 2002 and 2003 in connection with the carryback of operating losses incurred during those years against prior year's taxable income. As a consequence of these and other actions, the Company was able to refinance its revolving credit facility during the second quarter of 2004 under more favorable terms and conditions than its previous loan agreement and was profitable during fiscal 2004 as well as during both the three and nine-month periods ended September 30, 2005.

     The Company believes that the steps it has taken to restructure its business, reduce operating costs and increase gross margin all contributed to the improvement in its operating results during fiscal 2004. Although the improvement in the Company's operating results during the quarter and nine-months ended September 30, 2005 was due mainly to higher net sales, management believes that the various restructuring and cost-reduction programs described above significantly contributed to the Company's ability to successfully compete for profitable new business opportunities. During each of the Company's fiscal years ended December 31, 2003 and 2002, a variety of factors, including high overhead costs relative to sales volume, inefficient manufacturing operations, disappointing retail sales and generally lackluster economic conditions led to operating losses and negative cash flows from operating activities. The Company was able to fund its operations during those years from its revolving credit arrangements and the cash generated from the transactions described above.

     Although no assurances can be given, the Company believes that attaining adequate sales revenue, maintaining the current program of cost control initiatives, and managing cash requirements within the terms of its revolving credit agreement will enable the Company to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded assets or liabilities or any other adjustments that would be necessary should the Company be unable to continue to operate as a going concern. As of September 30, 2005, the Company was in compliance with the financial covenants contained in its credit agreement.

     The Company's working capital increased by $293,000 during the nine-month period ended September 30, 2005 compared to a decrease of $1,542,000 for the nine months ended September 30, 2004. The increase for the period ended September 30, 2005 was principally due to an increase in net accounts receivable and inventories offset largely by increases in short-term borrowings and accounts payable. The increase in accounts receivable is attributable to higher net sales during the quarter ended September 30, 2005 compared to last year. The increase in inventory investment this year is in response to favorable sales trends generally during the fall 2005 season, particularly with regard to the Company's jewelry and belt merchandise. The decrease for the nine-month period in 2004 was principally due to a decrease in accounts payable and other current liabilities offset in part by a decrease in bank borrowings and higher net accounts receivable and inventories.

     Cash used in operations during the nine months ended September 30, 2005 totaled $6,633,000 compared to cash provided by operations of $1,342,000 for the corresponding period last year. Cash used in operations during the first nine months of 2005 reflects increases in the Company's accounts receivable and inventory investment, offset in part by cash

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

provided from net income for the period, depreciation and amortization, decreases in other non-current assets, and increases in accounts payable and other accrued liabilities. Cash was provided during the first nine months of 2004 mainly from increases in accounts payable and other liabilities and depreciation and amortization, offset partially by increases in accounts receivable and inventory and the non-cash gain on the termination of the Company's lease for its Norwalk, Connecticut property. During the quarter ended September 30, 2005, the Company's net sales increased 18% relative to the prior year resulting in a significant increase in accounts receivable. Inventories also increased commensurate with the increase in shipping requirements, particularly for the Company's men's jewelry product line. The Company signed a new loan agreement and terminated its credit arrangements with its prior lender on June 30, 2004 and generally took a more cautious approach to managing its inventory requirements and other cash needs during the latter half of 2004. The Company typically increases its accounts receivable and inventory investment during the third quarter in response to seasonally heavier shipments in anticipation of the holiday selling season.

     Cash used in investing activities was $189,000 for the nine-month period ended September 30, 2005 compared to $91,000 for the corresponding period last year. In both years, cash was used to fund capital expenditures and premiums on certain life insurance contracts owned by the Company. Cash used in investing activities during the nine-month period last year was offset in part by cash proceeds received from the sale of certain equipment associated with the Company's former belt manufacturing facility.

     Cash provided by financing activities for the nine months ended September 30, 2005 was $6,932,000 compared to cash used in 2004 of $1,613,000. Cash was provided by financing activities during 2005 mainly by net borrowings of short-term debt under the Company's revolving credit agreement. Cash used in financing activities during nine months ended September 30, 2004 reflects net repayments of short-term debt and costs associated with refinancing activities. The increase in short-term borrowings during 2005 was due to increases in accounts receivable and inventories. During the corresponding 2004 period, the Company's borrowing requirements generally declined as the Company adopted a more measured approach to its inventory planning in response to a generally softer business environment relative to 2005.

     In the ordinary course of business, the Company is contingently liable for performance under letters of credit. At September 30, 2005, outstanding letters of credit totaled $535,000. The Company presently is required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit. As of September 30, 2005, the Company was in compliance with the financial covenants contained in its credit agreement.

     During the quarter and year ended September 30, 2005, there were no material changes outside of the normal course of business in the contractual obligations set forth in the Company's Form 10-K for the fiscal year ended December 31, 2004 except that as described above, on January 3, 2005, the Company paid the landlord of its former Norwalk, Connecticut manufacturing facility $925,000 to settle all of its remaining obligations under the lease termination agreement dated as of April 1, 2004.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the quarter ended September 30, 2005, there were no material changes in the information called for by this item from the information contained in
Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the three-month period ended September 30, 2005, the Company issued 250,000 shares of its common stock, $.10 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approved stock option plan of the Company. The Company received an aggregate of $13,000 in cash plus 18,694 mature shares of Common Stock valued at $30,000 from the individuals exercising the stock options (the "Optionees") in payment of the exercise price for the issued shares.

     The  Company is relying on an  exemption  from  registration  contained  in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock. The Optionees have represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the exercise of the stock options have been acquired for their own account, for investment only and not with a view to the resale or distribution thereof; and understand that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. Each of the Optionees has also represented that he has knowledge and experience in financial and business matters; that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of Common Stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as he has requested. A Securities Act restrictive legend is placed on each certificate representing the shares of Common Stock and stop transfer instructions are placed on such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

     (b)  Not Applicable.

     (c)  Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2005 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 11, 2005. At the Annual Meeting, stockholders:

          (a) Elected the following directors to serve as Class I directors of the Company until the Company's 2008 Annual Meeting of Stockholders and until election and qualification of their respective successors, by the following votes:


                    Director               For                Withheld
                    --------               ---                --------
                    Eric Luft           4,686,990              114,765
                   James Tulin          4,668,182              133,573


            (b) Approved the appointment of BDO Seidman LLP as the independent accountants of the Company for the fiscal year ended December 31, 2005 by the following vote:

                       For              Against               Abstain
                       ---              -------               -------
                    4,472,558           16,337                12,860

ITEM 5.   OTHER INFORMATION

     (a) Reference is made to the information contained in Part II, Item 2 of this Report on Form 10-Q, which is incorporated by reference herein.

     (b)  Not applicable.

 ITEM 6. EXHIBITS

         Exhibit
         Number   Description
         ------   -----------

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

                                   SWANK, INC.

                                   Registrant

                                   /s/ Jerold R. Kassner
                                   ---------------------------------------------
                                   Jerold R. Kassner,
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer

Date:   November 10, 2005

                                  EXHIBIT INDEX

 EXHIBIT NO.      DESCRIPTION
 -----------      -----------

  31.01 Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

  31.02 Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

  32.01 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.