Form 10-K
period 2005-12-31
Swank, Inc.
filed 2006-03-31
CIK 95779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                          COMMISSION FILE NUMBER 1-5354

                                   SWANK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              DELAWARE                                                 04-1886990
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification Number)


                         90 PARK AVENUE
                       NEW YORK, NEW YORK                                                10016
              (Address of principal executive offices)                                 (Zip code)

    Registrant's telephone number, including area code:                         (212) 867-2600

    Securities registered pursuant to Section 12(b) of the Act:                 None

    Securities registered pursuant to Section 12(g) of the Act:                 Common Stock, $.10 par value

         Indicate  by check  mark if the  Registrant  is a  well-known  seasoned
issuer, as defined in Rule 405 of the Securities Act.    Yes     No  x .
                                                             ---    ---

         Indicate  by  check  mark if the  Registrant  is not  required  to file
reports pursuant to Section 13 or 15(d) of the Act.  Yes     No  x .
                                                         ---    ---

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x  No    .
                                                ---    ---

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____ Accelerated Filer ______

Non-accelerated filer x
                     ---

         Indicate by check mark whether the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Act).  Yes     No  x .
                                        ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the close of business on June 30, 2005: $8,598,610

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,756,844 shares of Common Stock as of the close of business on February 28, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           FORWARD-LOOKING STATEMENTS.

         In order to keep stockholders and investors informed of the future plans of Swank, Inc. (which is referred to alternatively in this Form 10-K as the "Company," "we," "us," and/or "our"), this Form 10-K contains and, from time to time, other reports and oral or written statements issued by us may contain, forward-looking statements concerning, among other things, our future plans and objectives that are or may be deemed to be "forward-looking statements." Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Our forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by our customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. We assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I

ITEM 1.          BUSINESS.

General

          The Company was incorporated on April 17, 1936. We are engaged in the importation, sale and distribution of men's accessories under the names "Kenneth Cole", "Tommy Hilfiger", "Nautica", "Geoffrey Beene", "Claiborne", "Guess?", "Ted Baker", "Donald Trump", "City of London", "Pierre Cardin", and "Field & Stream", among others.


Products

         Men's leather accessories, principally belts, wallets and other small leather goods including billfolds, key cases, card holders and other items, and men's jewelry, principally cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, are distributed under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", "Nautica", "Guess?", "Ted Baker", "City of London", "Swank", and "Field & Stream". We also distribute jewelry under the name "Donald Trump", suspenders under the names "Geoffrey Beene", "Claiborne", "Tommy Hilfiger" and "Pierre Cardin", and men's leather accessories under the name "Pierre Cardin" and for customers' private labels.

          As is customary in the men's fashion accessories industry, substantial percentages of our sales and earnings occur in the months of September, October and November, during which we make significant shipments of our products to retailers for sale during the holiday season. Our bank borrowings typically are at a peak during these months corresponding with our peak working capital requirements.

         In addition to product, pricing and terms of payment, our customers generally consider one or more factors, such as the availability of electronic order processing and the timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, from time to time we will allow customers to return merchandise in order to achieve proper stock balances. We record a provision for estimated returns as an offset to gross sales at the time merchandise is shipped based on historical returns experience, general retail sales trends, and individual customer experience. These factors, among others, result in an increase in our inventory levels during the Fall selling season (July through December) in order to meet customer imposed delivery requirements. We believe that these practices are substantially consistent throughout the fashion accessories industry.

Sales and Distribution

         Our customers are primarily major retailers within the United States. In fiscal 2005, net sales to our three largest customers, Federated Department Stores, Inc. ("Federated"), Kohl's Department Stores and TJX Companies, Inc. ("TJX"), accounted for approximately 23%, 10%, and 10%, respectively, of our consolidated net sales. In fiscal 2004 and fiscal 2003, Federated accounted for approximately 23% and 25%, respectively, and TJX accounted for approximately 10% and 11%, respectively, of consolidated net sales. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2005, 2004 or 2003. During 2005, Federated completed its acquisition of the May Department Stores Company and accordingly, these statistics reflect our sales to the combined company. Exports to foreign countries accounted for approximately 8%, 7% and 4% of consolidated net sales in fiscal years 2005, 2004 and 2003, respectively.

          At March 16, 2006, we had unfilled orders of approximately $7,085,000 compared with approximately $5,478,000 at March 16, 2005. The increase in our order backlog is primarily due to additional orders that have been received for shipment during our spring selling season, particularly for certain new belt and jewelry merchandise programs that were introduced during the fall of 2005. These increases were offset in part by a decrease in orders for our personal leather goods collections due mainly to unusually large orders that were received during spring 2005 associated with the launch of new merchandise and packaging concepts for one of our branded programs. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of placement by our customers of orders from year-to-year. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

          Approximately 44 salespeople and district managers are engaged in the sale of our products working out of sales offices located in New York, NY and Atlanta, GA. In addition, at December 31, 2005 we sold certain of our products through 8 company-owned factory outlet stores in 6 states.

Manufacturing

          We no longer manufacture the products we sell, which are, instead, sourced from third-party vendors. Historically, we manufactured and/or assembled our costume jewelry products at our plant in Attleboro, Massachusetts and at the facility of our former 65% owned subsidiary, Joyas y Cueros de Costa Rica, S.A. ("Joyas y Cueros") located in Cartago, Costa Rica. However, we discontinued manufacturing operations at Joyas y Cueros and in Massachusetts in 2001 and 2000, respectively. In addition, during the fourth quarter of fiscal 2003, we ceased manufacturing operations at our former belt and suspender manufacturing facility located in Norwalk, Connecticut. We refer to Footnote I of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the cessation of the Norwalk manufacturing operations.

          We purchase substantially all of our small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on our small leather goods business in the short-term depending upon our inventory position and the seasonal shipping requirements at that time. However, we have identified alternative sources for small leather goods which could be utilized within several months. We also purchase finished belts and other accessories from a number of suppliers in the United States and abroad. We believe that alternative suppliers are readily available for substantially all such purchased items.

Advertising Media and Promotion

          Substantial expenditures on advertising and promotion are an integral part of our business. We spent approximately 3.8% of net sales on advertising and promotion in 2005, of which approximately 2.1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

          The businesses in which we are engaged are highly competitive. We compete with, among others, Cipriani, Salant, Randa Accessories, Fossil, Tandy Brands Accessories, Inc., and retail private label programs in men's belts; Tandy Brands Accessories, Inc., Cipriani, Fossil, Mundi-Westport, Randa Accessories and retail private label programs in small leather goods; and David Donahue in men's jewelry. Our ability to continue to compete will depend largely upon our ability to create new designs and products, to meet the increasing service and technology requirements of our customers and to offer consumers high quality merchandise at popular prices.

Patents, Trademarks and Licenses

         We own the rights to various patents, trademarks, trade names and copyrights and have exclusive licenses in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of men's leather accessories and costume jewelry under the names "Kenneth Cole", "Tommy Hilfiger", "Nautica", "Geoffrey Beene", "Claiborne", "Guess?", "Ted Baker", "City of London", and "Field & Stream". We also hold exclusive licenses to distribute men's leather accessories under the name "Pierre Cardin" and an exclusive license to distribute jewelry under the name "Donald Trump." Our "Kenneth Cole", "Tommy Hilfiger", "Nautica", "Geoffrey Beene", "Claiborne", "Guess?", "Ted Baker", "City of London", "Pierre Cardin", "Donald Trump" and
"Field  &  Stream"  licenses  collectively  may be  considered  material  to our business. The "Pierre Cardin", "Geoffrey Beene", "Claiborne" and "Tommy Hilfiger" agreements also permit us to distribute and sell suspenders. We do not believe that our business is materially dependent on any one license agreement. The "City of London" license provides for percentage royalty payments not exceeding 5% of net sales. The "Pierre Cardin", "Field & Stream" and "Claiborne" licenses provide for percentage royalty payments not exceeding 6% of net sales. The "Geoffrey Beene", "Tommy Hilfiger" and "Nautica" licenses provide for percentage royalty payments not exceeding 7% of net sales. The "Kenneth Cole", "Ted Baker" and "Guess?" licenses provide for percentage royalty payments not exceeding 8% of net sales. The "Donald Trump" license provides for percentage royalty payments not exceeding 9% of net sales. Our license agreements generally specify minimum royalties and minimum advertising and promotion expenditures. The "Guess?" jewelry and "Field & Stream" licenses expire December 31, 2006; our "Tommy Hilfiger" license expires December 31, 2007; the "Claiborne", "Geoffrey Beene", "Guess?" personal leather goods and "City of London" licenses expire June 30, 2008; the "Nautica", "Kenneth Cole", "Ted Baker" and "Donald Trump" licenses expire December 31, 2008; and our "Pierre Cardin" licenses expire December 31, 2009. We regularly assess the status of our license agreements and anticipate renewing those contracts scheduled to expire in 2006, subject to the negotiation of terms and conditions mutually satisfactory to our licensors and us.

Employees

         We have approximately 292 employees, of whom approximately 143 are warehouse and distribution employees. None of these employees are represented by labor unions and we believe our relationship with our employees to be satisfactory.

ITEM 1A. RISK FACTORS.

         The following risk factors should be read carefully in connection with your evaluation of our business. Any of the following risks could materially and adversely affect our business, operating results or financial condition, and could cause actual results or events to differ materially from those anticipated.

RISKS RELATING TO THE INDUSTRY IN WHICH WE COMPETE

OUR BUSINESS IS INFLUENCED BY GENERAL ECONOMIC CONDITIONS.

         We have no control over the economy in general or upon the overall level of consumer spending. Our customers generally anticipate and respond to adverse changes or perceptions of changes in economic conditions by limiting or canceling purchases of our products in order to reduce their inventories. Similarly, negative economic trends, a depression and other similar events may depress the level of consumer confidence and consumer spending in general, and on our products specifically. As a result, any substantial deterioration in general economic conditions or trends, increases in energy costs, interest rates, conflicts around the world, acts of nature, or political or terrorist events that weaken consumer confidence and spending could reduce our sales and adversely affect our financial condition and results of operations.

WE FACE INTENSE COMPETITION IN THE MEN'S' ACCESSORIES INDUSTRY.

         The men's' accessories business is highly competitive. We compete with a large number of both domestic and foreign manufacturers, designers and distributors of branded products, as well as private label programs for retailers. Many of these manufacturers, designers, distributors and retailers may be larger and have greater resources than we do. We believe that our ability to effectively compete depends on a number of factors, including the following:

o maintaining and expanding our group of highly recognizable licensed brands; o designing and developing products and packaging that have strong and broad appeal to consumers; o pricing products appropriately and providing strong marketing support for them; o meeting the service and technology interface requirements of our customers; o anticipating and responding to changing customer tastes in a timely manner; and o obtaining access to retail outlets and sufficient floor space for our products.

WE NEED TO MONITOR AND MEET CONTINUALLY CHANGING CONSUMER PREFERENCES.

         Consumer tastes and fashion trends change rapidly. We believe that our success depends in large part on anticipating and responding to changing consumer tastes and fashion trends in a timely manner. If we misjudge the market for our product lines, we may be faced with a significant amount of unsold products, or a large number of returns of products from our customers, which in each case could have an adverse effect on us.

RISKS RELATING TO OUR BUSINESS

WE SOURCE ALL OF OUR PRODUCTS.

         We no longer operate manufacturing facilities, and as a result, we rely on third parties for the manufacture of our products. The failure of these parties to fulfill orders, deliver goods in a timely manner, or increase prices could all adversely affect our business. In addition, we purchase substantially all of our small leather goods, principally wallets, from a single supplier. While we have identified alternative suppliers of these goods which we believe we would be able to utilize within several months, unexpected disruption of our present source of supply could have an adverse effect on our small leather goods business in the short-term depending upon our inventory position and on seasonal shipping requirements at that time.

WE FACE RISKS INHERENT WITH SOURCING OUR PRODUCTS OVERSEAS.

         Substantially all of our products are manufactured outside the United States, and our business is subject to risks of doing business abroad. The costs of importing products may be adversely affected by taxes, tariffs, customs, duties and transportation costs, whether as a result of higher prices for energy or other commodities. Our ability to continue to purchase our products overseas is also subject to political instability in countries where our contractors and suppliers are located, and the imposition of regulation and quotas relating to imports, labor disputes, severe weather, or increased homeland security requirements in the United States and in other countries. We also import a substantial portion of our products from China. The recent outbreaks of Avian flu, or a recurrence of SARS, having an impact on China or other countries where our vendors are located could also have a negative impact on their operations, including delaying or preventing shipments. The occurrence of any of these events, which are beyond our control and we are unable to predict, could adversely affect our ability to import our products at current or increased levels or at all from certain countries and could harm our business.

OUR LICENSES ARE IMPORTANT TO US.

         We are the licensee under a number of licenses with both domestic and foreign designers and others. A substantial portion of our revenues derive from the sale of products under trademarks and tradenames which we license from third parties, and we believe that licenses as a whole are material to our operations. While we believe we can replace our licenses with others that would provide us with the ability to sell product lines under new trademarks and tradenames, the loss of our licenses, or any number of them comprising a significant portion of our business, could have an adverse effect, at least in the short-term, on the results of our operations.

WE ARE DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUES.

          Net sales to our four largest customers totaled 49% of our total net sales in fiscal 2005 and totaled 44% of our total net sales in fiscal 2004. Whether because of economic conditions, a change of the focus of products they purchase or other strategic shifts in their business, their financial difficulties, or otherwise, a decision by one of our largest customers to reduce its purchases from us, to reduce floor space or advertising of our products, to require increased allowances or reduced prices, or to take other action, may adversely affect our business and financial condition. Further, consolidation in the retail industry, such as the business combination of two of our customers, Federated Department Stores, Inc. and May Department Stores Company, Inc., may result in store closures; increased customer leverage over its suppliers resulting in lower product prices or margins; tighter inventory management resulting in lower retail inventory levels and decreased orders to us; and a greater potential exposure to credit risk, all of which may adversely affect our business.

OUR FAILURE TO RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         Our business depends in large part on the personal efforts and abilities of our senior executive officers, particularly John Tulin, our President and Chief Executive Officer, as well as other key personnel. If any of these individuals become unable or unwilling to continue in their present positions, our business could be adversely affected.

WE HAVE A RECENT HISTORY OF UNPROFITABLE OPERATIONS.

         From fiscal 2000 through fiscal 2003, we were not profitable. Starting in 2000 we closed our domestic manufacturing plants and began moving all of the manufacturing of our products overseas. We also closed and terminated the lease on our former South Norwalk, Connecticut facility, sold certain assets, including those associated with our former women's division, substantially reduced the number of our employees, and implemented numerous cost reduction strategies, all in an effort to return Swank to profitability. Our efforts have been successful to date, and we were profitable in fiscal 2004 and we increased our profitability in 2005. However, our financial condition remains somewhat leveraged, and our financial flexibility to respond to developments in our industry may be less than that of certain of our competitors. We believe our continued profitability depends, at least in part, on our ability to effectively monitor and control our cost structure consistent with anticipated revenue levels.

OUR  REVOLVING   CREDIT   FACILITY   CONTAINS   FINANCIAL  AND  OTHER   COVENANT
RESTRICTIONS.

         Our revolving credit facility contains financial and operating covenants, including a minimum cash flow covenant, as well as certain limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, advances under the revolving credit facility are subject to borrowing base requirements based on our inventory and accounts receivable levels. Many of these covenants are customary for companies like ours which borrow money from banks and financial institutions. Failure to comply with any of the covenants, which could result from, among other things, changes in our results of operations or changes in general economic conditions, might result in our lender asking for the repayment of its loans to us sooner than is currently contemplated by our agreement.

RISKS RELATING TO OUR COMMON STOCK

THERE MAY BE A LIMITED TRADING MARKET FOR OUR STOCK.

         More than 50% of the issued and outstanding shares of our Common Stock are presently held by The New Swank, Inc. Retirement Plan, and another approximately 10% by our executive officers and directors. In addition, shares of our Common Stock are not listed on any securities exchange or on an automated dealer quotation system and, instead, we rely on the interest of securities dealers in making a market in our shares. Accordingly, from time to time there may be a limited trading market for our shares.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BY-LAWS, DELAWARE LAW AND OUR "POISON PILL" MAY DELAY OR PREVENT AN ACQUISITION OF SWANK BY A THIRD PARTY.

         Our certificate of incorporation and by-laws and Delaware law contain provisions that could make it more difficult for a third party to acquire us. Our certificate of incorporation permits the Board of Directors, to establish, and to set the preferences, rights and other terms of various series of preferred stock (commonly known as "blank check preferred"). Accordingly, the Board could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction with, or a change of control of, Swank. In addition, under our by-laws, the Board of Directors is classified into three classes, with each class being elected for a term of three years. Accordingly, with only one-third of the members of the Board being elected at any annual meeting of stockholders, any third party wanting to change the composition of the Board of Directors through a proxy contest would need to do so over time.

         On October 26, 1999, we declared a dividend distribution to buy shares of a special series of preferred stock to the holder of each outstanding share of our common stock. The rights may be exercised if, with certain exceptions, a person or group acquires or obtains the right to acquire 15% or more of our common stock. Each right, if not redeemed by the Company, would entitle the holder of each share of our common stock to buy one one-hundredth of a share of preferred stock and, in certain circumstances, shares of our common stock at a substantial discount. While this "poison pill" need not prevent us from entering into consensual transactions, it may have the effect of preventing or delaying unsolicited acquisition or takeover proposals.

         In addition, Delaware law contains certain provisions that could prevent the acquisition of the Company by a third party if the transaction is not approved by the Board of Directors, even if the transaction would be beneficial to most stockholders. Section 203 of the Delaware General Corporation Law generally prohibits stockholders owning in excess of 15% of the Company's outstanding voting stock from merging or combining with the Company for a period of time after acquiring such shares without the approval of the Board of Directors.

                                    * * * * *

         This list of risk factors, together with the note set forth above Part I of this Form 10-K under the caption "Forward Looking Statements" is not exhaustive. For example, there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business, or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not Applicable.

ITEM 2.  PROPERTIES.

          Our main administrative offices and distribution center are presently located in a leased warehouse building containing approximately 242,000 square feet in Taunton, Massachusetts. This facility is used in the distribution of substantially all of our products. In addition, one of our factory stores is located within the Taunton location. The lease for these premises expires in 2011. The warehouse facility in Taunton is equipped with modern machinery and equipment, substantially all of which is owned by us, with the remainder leased.

          Our executive offices and national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York, New York. On July 23, 2001 we entered into a sublease agreement with K&M Associates, L.P. for approximately 43% of our space under lease at 90 Park Avenue. The lease and sublease of such premises both expire in 2010. A regional sales office is also located in leased premises in Scottsdale, Arizona. The lease for the Scottsdale office expires in 2006. Collectively, these two offices contain approximately 22,000 square feet.

         We also own a three-story building containing approximately 193,000 square feet on a seven-acre site in Attleboro, Massachusetts. Until 2000, this facility had been used to manufacture and/or assemble men's and women's costume jewelry products and, until December 2004, housed our main administrative offices, which were re-located to Taunton, MA.

          Through fiscal 2003, men's belts and suspenders were manufactured in leased premises located in Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres. In 2003, we ceased manufacturing operations in Norwalk and the lease for these premises was terminated during the first quarter of fiscal 2004.

         We also presently operate seven factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 13,000 square feet in the aggregate.

         We believe our properties and machinery and equipment are adequate for the conduct of our businesses.

ITEM 3.    LEGAL PROCEEDINGS.

          (a) On June 7, 1990, we received notice from the United States Environmental Protection Agency ("EPA") that we, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at a Superfund site located in Massachusetts. This notice does not constitute the commencement of a proceeding against us nor necessarily indicate that a proceeding against us is contemplated. We, along with six other PRP's, have entered into an Administrative Order by Consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the site.

          The remedial investigation of the site has been completed and the EPA has prepared its Record of Decision. The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. Once the EPA and the PRPs resolve an outstanding dispute regarding certain oversight costs, the Company expects to receive confirmation from the EPA that we have fulfilled our obligations under the Administrative Order. In fiscal 2005, we withdrew from further participation in the PRP group. It is unlikely that this matter will have a material adverse effect on our operating results, financial condition or cash flows, and we believe that we have adequately reserved for the potential costs associated with this site.

          In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. Estimated cost of remediation by natural attenuation to 2017 is approximately $1.5 million. Based on current participation, our share of these costs is approximately $134,000. We believe that this site will not result in any material adverse effect on the Company's operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and we believe we have adequately reserved for the potential costs associated with this site.

          (b) No material pending legal proceedings were terminated during the three month period ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

Name                            Age      Title
----                            ---      -----

John A. Tulin                   59       President and Chief Executive Officer and Director

James E. Tulin                  54       Senior Vice President - Merchandising and Director

Paul Duckett                    65       Senior Vice President - Distribution and Retail Store Operations

Melvin Goldfeder                69       Senior Vice President - Special Markets Division

Jerold R. Kassner               49       Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Eric P. Luft                    50       Senior Vice President - Men's Division and Director


          There are no family relationships among any of the persons listed above or among such persons and the directors of the Company except that John A. Tulin and James E. Tulin are brothers.

        John A. Tulin has served as President and Chief Executive Officer since October 1995. Mr. Tulin joined us in 1971, was elected a Vice President in 1974, Senior Vice President in 1979 and Executive Vice President in 1982. He has served as a director since 1975.

          James E. Tulin has been Senior Vice President-Merchandising since October 1995. For more than five years prior to October 1995, Mr. Tulin served as a Senior Vice President. Mr. Tulin has been a director since 1985.

          Paul Duckett has been Senior Vice President-Distribution and Retail Store Operations since October 1995. For more than five years prior to October 1995, Mr. Duckett served as a Senior Vice President.

          Melvin Goldfeder has been Senior Vice President-Special Markets Division since October 1995. For more than five years prior to October 1995, Mr. Goldfeder served as a Senior Vice President.

          Jerold R. Kassner has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary since July 1999. Mr. Kassner joined the Company in November 1988 and was elected Vice President and Controller in September 1997.

          Eric P. Luft has been Senior Vice President-Men's Division since October 1995. Mr. Luft served as a Divisional Vice President of the Men's Products Division from June 1989 until January 1993, when he was elected a Senior Vice President. Mr. Luft became a director in December 2000.

          Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         (a) Our common stock, $.10 par value per share (the "Common Stock") is traded in the over-the-counter market under the symbol SNKI. The following table sets forth for each quarterly period during the last two fiscal years the high and low bid prices for the Common Stock, as reported by Yahoo.com (which prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

                                                              2005                                2004
        ------------------------------------------------------------------------------------------------------
        Quarter                                    HIGH               LOW               High               Low
        ------------------------------------------------------------------------------------------------------
        First                                    $ 2.55            $ 1.25              $ .25             $ .16
        Second                                     2.25              1.35                .31               .19
        Third                                      1.70              1.13               1.02               .25
        Fourth                                     1.60              1.10               1.30               .65
        ------------------------------------------------------------------------------------------------------


         Number of Record Holders at February 28, 2006 - 1,200

         Our loan agreement prohibits the payment of cash dividends on our Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). We have not paid any cash dividends on our Common Stock during the last two fiscal years and we have no current expectation that cash dividends will be paid in the foreseeable future.

         Except as previously reported, we did not issue any unregistered securities during fiscal 2005.

         (b) Not applicable.

         (c) During the three-months ended December 31, 2005, we did not repurchase any shares of our Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table provides selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2005 and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

         The selected consolidated financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 have been derived from our consolidated financial statements which are included elsewhere in this annual report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial data as of December 31, 2003 and 2002 and for the year ended December 31, 2002 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP. The selected consolidated financial data as of and for the year ended December 31, 2001 have been derived from our consolidated financial statements not included herein, which were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

 SWANK, INC.
 FINANCIAL HIGHLIGHTS

 For each of the Five Years Ended December 31
 (In thousands, except share and per share data)                 2005          2004          2003         2002           2001
-------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $97,914       $93,287       $94,845      $100,011       $87,812
-------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold - operations                                 65,048        62,567        67,123        71,857        61,831
Cost of goods sold - restructuring                                   -             -         1,360             -             -
-------------------------------------------------------------------------------------------------------------------------------
Total cost of goods sold                                        65,048        62,567        68,483        71,857        61,831
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    32,866        30,720        26,362        28,154        25,981
Selling and administrative expenses                             28,036        28,256        27,540        30,618        30,397
(Gain) loss on lease termination, restructuring expenses,
and other                                                          (75)         (728)          280             -           473
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    4,905         3,192        (1,458)       (2,464)       (4,889)
Interest expense, net                                            1,261         1,621         1,162         1,144         1,422
Other (income)                                                       -             -             -          (640)            -
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                3,644         1,571        (2,620)       (2,968)       (6,311)
Provision (benefit) for income taxes                                30             -             -        (2,594)         (267)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                         3,614         1,571        (2,620)         (374)       (6,044)
-------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
(Loss) from discontinued operations, net of income tax
(benefit) of $(505)                                                  -             -             -             -        (3,717)
Income (loss) on disposal of discontinued operations, net
of income tax provision (benefit) of $0 and $(810)                   -             -             -           300        (5,957)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                           -             -             -           300        (9,674)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $3,614        $1,571       $(2,620)         $(74)     $(15,718)
-------------------------------------------------------------------------------------------------------------------------------
Share and per share information:
   Weighted average common shares outstanding - basic        5,620,160     5,522,490     5,522,490     5,522,490     5,522,490
-------------------------------------------------------------------------------------------------------------------------------
   Basic net income (loss) per common share:
    Continuing operations                                         $.64          $.28         $(.47)        $(.06)       $(1.10)
    Discontinued operations                                          -             -             -           .05         (1.75)
-------------------------------------------------------------------------------------------------------------------------------
     Basic net income (loss) per common share                     $.64          $.28         $(.47)        $(.01)       $(2.85)
-------------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares outstanding - diluted     6,160,492     6,007,594     5,522,490     5,522,490     5,522,490
-------------------------------------------------------------------------------------------------------------------------------
   Diluted net income (loss) per common share:
    Continuing operations                                         $.59          $.26         $(.47)        $(.06)       $(1.10)
    Discontinued operations                                          -             -             -           .05         (1.75)
-------------------------------------------------------------------------------------------------------------------------------
     Diluted net income (loss) per common share                   $.59          $.26         $(.47)        $(.01)       $(2.85)

BALANCE SHEET DATA:
-------------------------------------------------------------------------------------------------------------------------------
Current assets                                                 $27,383       $26,703       $28,811       $30,390       $34,327
Current liabilities                                             17,446        19,562        22,077        20,591        25,357
Net working capital                                              9,937         7,141         6,734         9,799         8,970
Property, plant and equipment, net                                 475           499         1,469         2,056         2,581
Total assets                                                    31,321        30,778        34,035        35,590        43,211
Capital expenditures                                               120           319            62           187           660
Depreciation and amortization                                      233           351           711           759           904
Long-term obligations                                            5,817         6,669         9,018         9,464        12,213
Stockholders' equity                                             8,058         4,547         2,940         5,535         5,641

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

       We are currently engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate a number of factory outlet stores primarily to distribute excess and out of line merchandise.

       Our net sales in 2005 increased 5.0% to $97,914,000 compared to $93,287,000 in 2004. The increase was mainly due to higher shipments of our jewelry and belt merchandise offset in part by a reduction in net sales for our personal leather goods lines. Gross profit increased 7.0% to $32,866,000 from $30,720,000 in 2004 and, as a percentage of net sales, increased to 33.6% from 32.9% last year. The increase in gross profit was due primarily to a more favorable sales mix resulting from the growth in our relatively high-margin jewelry net sales. Selling and administrative expenses during 2005 were approximately even with 2004 as increases in certain merchandising and distribution costs associated with higher net sales were offset by reductions in professional fees and other administrative costs.

       Net income for the year ending December 31, 2004 included a net expense of $728,000 consisting of a net gain of $1,090,000 from the termination of a real estate lease that was offset in part by a $362,000 asset impairment charge in connection with our former jewelry manufacturing facility and administrative offices in Attleboro, Massachusetts. During the fourth quarter of 2004, we relocated our administrative staff to our Taunton, Massachusetts distribution facility and are presently assessing our options with regard to alternative uses or the disposition of the Attleboro property. The net gain on the lease termination and the Attleboro fixed asset impairment charges were both recorded separately in our consolidated statement of operations in 2004. Also during 2004, we recorded an expense of $589,000, which was included in interest expense, in connection with the write-off of certain deferred financing costs, early termination fees and other charges related to the termination of our revolving credit agreement with a prior lender (see "Restructuring Charges" below).

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

Revenue Recognition

         Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," and Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

Environmental Costs

       In accordance with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note I to the consolidated financial statements for additional discussion).

Inventory and Reserves

     Inventories are stated at the lower of cost (principally average cost which approximates FIFO) or market. Our inventory is somewhat fashion oriented and, as a result, is subject to risk of rapid obsolescence. We believe that our inventory has been adequately adjusted, where appropriate, and that we have adequate channels to dispose of excess and obsolete inventory.

Income Taxes

      The Company determines the valuation allowance for deferred tax assets based upon projections of taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset are anticipated to reverse, and the likelihood that the Company's deferred tax assets will be recovered.

2005 VS. 2004

NET SALES

     Net sales for the year ended December 31, 2005 increased by $4,627,000 or 5.0% compared to 2004. The increase was mainly due to increases in net sales for both our men's jewelry and belt merchandise collections offset in part by decreased net sales of personal leather goods items. During 2005, our jewelry net sales increased 38.2% compared to 2004, as we were able to capitalize on menswear fashion trends that continued to emphasize a more dressy look, including French cuff shirts and related accessories. Jewelry net sales increased in virtually every brand and distribution channel, and we launched several new merchandise programs during the year. Net sales of our belt merchandise rose 7.3% in 2005, primarily due to a number of new branded and private label merchandise programs for certain department and specialty store retailers that were launched during the fall selling season, as well as decreased customer returns. The increase in belt net sales during 2005 was also due in part to higher net sales of our "Kenneth Cole" branded belt merchandise and increased net sales of both new and existing private label merchandise collections to certain major customers.

     Personal leather goods net sales decreased 11.7% in 2005 compared to 2004. The decrease was primarily due to the loss of a certain merchandise program for one of our chain store customers. Exclusive of this loss, net sales for our personal leather goods lines would have declined 1.5%. Increased shipments for our "Guess?", "Geoffrey Beene", and "Pierre Cardin" merchandise collections were generally offset by reductions in certain other branded and private label programs sold mainly to department store customers.

     Net sales to international customers increased 13.1% during 2005 due mainly to higher shipments of belt and personal leather goods merchandise. Export net sales accounted for approximately 8% of our total net sales during 2005 compared to approximately 7% in 2004.

         Net sales in both 2005 and 2004 were favorably affected by the annual returns adjustment made during each year's second quarter. Each month, we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $814,000 and $1,703,000 for the twelve month periods ended December 31, 2005 and 2004, respectively. Our actual returns experience during both the spring 2005 and spring 2004 seasons was better than anticipated compared to the reserves established at December 31, 2004 and December 31, 2003, respectively, principally due to lower than expected customer returns for men's leather goods and belts. The reserve at December 31, 2004 assumed additional returns would be received during the spring 2005 season in connection with the launch of a new personal leather goods program. While actual returns for this merchandise category did increase 58% during the spring 2005 season compared to the prior year, returns were less than originally anticipated due to heavier in-store promotional expenditures that accelerated retail sales of the existing merchandise. We established our reserve for returns at December 31, 2004 based on our estimates of merchandise to be received during the spring 2005 season which was generally shipped to retailers for the 2004 fall and holiday selling seasons.

GROSS PROFIT

         Gross profit for the year ended December 31, 2005 increased by $2,146,000 or 7.0% to $32,866,000 compared to the prior year's gross profit of $30,720,000. Gross profit expressed as a percentage of net sales in 2005 was 33.6% compared to 32.9% in 2004.

       The increase in gross profit both in dollars and as a percentage of net sales during 2005 was due to an increase in relatively high-margin jewelry net sales, offset in part by lower net sales and initial markups for our personal leather goods lines, higher inventory-related costs for belts, and increased merchandise display expenditures. In 2005, jewelry net sales accounted for approximately 17% of total company net sales compared to approximately 13% in 2004. Provisions for in-store markdown and cooperative advertising expenditures, which are included in our net sales, generally increased during 2005 reflecting variable costs associated with certain new business opportunities. However, these costs were partially offset by a reduction in the provision for customer returns (see above "Net Sales" discussion).

       The reduction in initial markup for personal leather goods was mainly due to an adverse sales mix that led to an increase in net sales for certain lower-margin merchandise assortments and a decrease in others. Inventory-related costs for belts increased during 2005 mainly due to year-end markdowns taken on discontinued and excess inventory. We routinely assess our on-hand inventory position and record valuation adjustments as appropriate.

     Royalty charges associated with the Company's license agreements increased 6.1% in 2005 but were unchanged expressed as a percentage of net sales. The increase in dollars was due to higher net sales of merchandise sold under licensed tradenames and in certain circumstances, increases in our contractual minimum royalty obligations.

         Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $569,000 and $911,000 for the years ended December 31, 2005 and 2004, respectively.

SELLING, ADMINISTRATIVE, AND OTHER INCOME AND EXPENSE

       Selling and administrative expenses for the year ended December 31, 2005 decreased $220,000, or less than 1%, compared to the prior year. Selling and administrative expense expressed as a percentage of net sales declined to 28.6% from 30.3% in 2004. The decrease in our selling and administrative expenses was due to lower professional fees, reduced administrative compensation and fringe benefit costs, and lower telecommunications and software licensing and maintenance expenses, all offset in part by higher product development and merchandising costs and increased warehouse, shipping, and other variable expenses associated with the increase in net sales. The decrease in professional fees during 2005 reflects unusually high costs that were incurred during 2004 in connection with the negotiation and closing of a new revolving credit agreement and other financing-related activities.

         Selling expenses increased by $1,081,000, or 5.4%, while administrative expenses decreased by $1,301,000, or 15.8%, both as compared to the prior year. Expressed as a percentage of net sales, selling expenses totaled 21.6% and 21.5% for fiscal 2005 and 2004, respectively, and administrative expenses totaled 7.1% and 8.8% for fiscal 2005 and 2004, respectively. The increase in selling expense as a percentage of net sales was principally due to the increase in product development and variable sales costs, offset in part by the effect of higher net sales. The decrease in administrative expense as a percentage of net sales was due mainly to higher net sales.

         Our license agreements also generally include minimum advertising and promotional spending requirements. Advertising and promotional costs charged to selling expense in support of our men's accessories business, exclusive of cooperative advertising and display expenditures (which are included in net sales and cost of sales, respectively), totaled 2.1% of net sales for the year ended December 31, 2005 compared to 2.6% in 2004.

GAIN/LOSS ON LEASE TERMINATION, RESTRUCTURING EXPENSES AND OTHER

         During the first quarter of 2005, we paid the landlord of our former Norwalk, Connecticut belt manufacturing facility $925,000 to settle all of our remaining obligations under the lease termination agreement signed in 2004 (see below). As a result of this prepayment, we recorded a gain of $75,000 during the first quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid. The gain is stated separately in our consolidated statement of operations.

         During the first quarter of 2004, we entered into an agreement with the landlord of our former Norwalk facility under which the lease for that facility was terminated effective April 1, 2004. We paid $250,000 to the landlord upon the signing of the termination agreement and an additional $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. Our estimated aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During 2004, we recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately in the Company's consolidated statement of operations. As noted above, we settled all of the remaining obligations under the termination agreement during the first quarter of 2005.

      During the fourth quarter of 2004, we also recorded a non-cash impairment charge of $362,000 in connection with certain fixed assets associated with our former jewelry manufacturing facility and administrative offices located in Attleboro, Massachusetts. We ceased our jewelry manufacturing operations in 2000 but until the fourth quarter of 2004, the Attleboro building continued to house our main administrative offices. We consolidated our remaining administrative staff into our Taunton, Massachusetts location and are currently assessing alternative uses or the disposition of the Attleboro property. The impairment charge was stated separately in our consolidated statement of operations for the year ended December 31, 2004.

INTEREST EXPENSE

         Net interest expense for the year ended December 31, 2005 decreased $360,000 or 22.2% compared to 2004. The decrease was due to the expense of $589,000 recorded in 2004 associated with the write-off of deferred financing costs, early termination fees and other charges related to the termination of a previous financing agreement. Exclusive of this charge, net interest expense would have increased $229,000 or 22.2% compared to 2004. The increase is due to higher average outstanding revolving credit balances during 2005 compared to 2004, as well as an increase of approximately 121 basis points in our average borrowing rate (see "Liquidity and Capital Resources"). The increase in average borrowings during 2005 was due to higher inventories required to support increased sales, particularly during the fall selling season.

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

         The improvement in 2004's gross profit was also due to lower inventory control costs, primarily belt raw material obsolescence, and a more favorable sales mix, principally an increase in net sales of men's jewelry which commands a higher gross margin than the Company's other products, compared to the prior year. Gross profit for the year ended December 31, 2003 included a charge of $1,360,000 recorded during the fourth quarter in connection with the write-off of the Company's remaining belt raw material inventory. Net sales of the Company's men's jewelry merchandise increased 11.5% in 2004 compared to the prior year and accounted for approximately 13.0% of consolidated net sales compared to 11.5% in 2003. The Company's initial markup in 2004 on its men's personal leather goods merchandise also increased during the year mainly due to a reduction in net sales to lower-margin customers which was offset in part by an increase in export net sales.

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

GAIN/LOSS ON LEASE TERMINATION, RESTRUCTURING EXPENSES AND OTHER

         During the first quarter of 2004, the Company and the landlord of its former Norwalk, Connecticut belt manufacturing facility entered into an agreement under which the lease for that facility was terminated effective April 1, 2004. The Company paid $250,000 to the landlord upon the signing of the termination agreement and $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. The Company estimates its aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During the first quarter, the Company recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately in the Company's consolidated statement of operations. On January 3, 2005, the Company paid the landlord $925,000 to settle all of its remaining obligations under the termination agreement. The Company recorded a gain of $75,000 during the first quarter of 2005 to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

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

         During the fourth quarter of 2003, the Company ceased manufacturing operations at its belt and suspender manufacturing facility in Norwalk, Connecticut and began sourcing the balance of its belt and suspender merchandise requirements from third-party vendors. As part of this transition, beginning early in the third quarter the Company gradually began to reduce production levels at Norwalk and subsequently reorganized its sourcing and production organizations to better reflect the Company's new supply chain model. In connection with the plant closure, the Company recorded and included in cost of goods sold during the fourth quarter $1,360,000 in charges associated with obsolete raw materials and supplies. In addition, the Company also recorded during the fourth quarter a $280,000 restructuring charge associated with severances and other expenses incurred in connection with the plant closure. The restructuring charge is stated separately in the accompanying Consolidated Statements of Operations for the year ending December 31, 2003. At December 31, 2003, $181,000 had been paid representing all of the severance liability payable to the affected employees. An additional $99,000 was recorded as a reduction in the cost basis of the machinery and equipment formerly used in the Company's belt and suspender manufacturing operations, to reflect their estimated fair market values.

INTEREST EXPENSE

         Net interest expense for the year ended December 31, 2004 increased $459,000 or 40% compared to 2003. The increase was primarily due to an expense of $589,000 recorded during the quarter ended June 30, 2004 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the Company's previous loan and security agreement. Exclusive of this charge, net interest expense declined $130,000 or 11.2% compared to 2003. This decrease was due mainly to a reduction in average outstanding revolving credit balances during 2004 compared to 2003 offset in part by an increase of approximately 89 basis points in the Company's average borrowing costs compared to the prior year (see "Liquidity and Capital Resources").

PROVISION FOR INCOME TAXES

         We recorded a current income tax provision of $30,000 in fiscal 2005 and recorded no income tax provision or benefit during 2004. In fiscal year 2000, we began recording a valuation reserve against all of our deferred tax assets. During both 2005 and 2004, we utilized various deferred tax assets which had been fully reserved to offset the majority of our tax provision. During 2003, we recorded a valuation reserve against the deferred tax assets generated from our losses. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on our actual results.

PROMOTIONAL EXPENDITURES

         We routinely make advertising and promotional expenditures to enhance our business and support the advertising and promotion activity of our licensors. Promotional expenditures included in selling and administrative expenses decreased by $348,000 in 2005 compared to 2004 and increased by $385,000 in 2004 compared to 2003. We also make expenditures in support of cooperative advertising arrangements with certain of our retail customers. These expenses, which are included in net sales, increased $512,000 and decreased $398,000 in 2005 and 2004, respectively, both as compared to the corresponding prior year amounts. Expenditures for merchandise displays and fixturing, which we include in cost of sales, increased $473,000 in 2005 and decreased $77,000 in 2004 compared to the prior year amounts.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations in 2005 was $2,805,000 compared to $4,107,000 in 2004. Cash was provided in 2005 principally by net income, depreciation and amortization, and increases in accounts payable, accrued and other liabilities. Cash provided during 2005 was offset in part by an increase in inventories and other current assets and decreases in income taxes payable and certain long term obligations and deferred credits. The increase in inventory in 2005 was due to additional purchases we made during the fall season to support higher sales levels, particularly for our jewelry and belt merchandise lines. During 2004, inventory balances generally declined due to our efforts to reduce excess inventories and better match our overall inventory investment with projected sales and other working capital requirements anticipated during that time period. The increase in accounts payable and other current liabilities during 2005 was mainly due to increased inventory purchases, particularly during the fall season, in response to higher sales.

         Cash provided by investing activities was $61,000 in 2005 compared to cash used of $266,000 during 2004. Cash was provided in 2005 by the proceeds of life insurance policies used to fund certain employee benefits for retired executives, offset in part by cash used for capital expenditures and premiums on life insurance policies. During 2004, cash used for capital expenditures and premiums on life insurance policies was offset partially by the proceeds received from the sale of certain manufacturing equipment.

         Cash used in financing activities was $3,094,000 in 2005 compared to $3,835,000 in 2004. In both years, cash was used primarily for net repayments of borrowings under our revolving credit agreements. During 2004, cash was also used for closing and other costs associated with a new financing agreement, offset in part by an increase in notes payable due to affiliates.

         Working capital financing is provided primarily by cash flows from operating activities and a $25,000,000 Loan and Security Agreement signed on June 30, 2004 (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"). The 2004 Loan Agreement, which replaced a previous loan and security agreement with a prior lender, is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus 1.25% or at WFF's LIBOR rate plus 3.75%. We also are required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. As of December 31, 2005, we were in compliance with all covenants contained within the 2004 Loan Agreement.

         On April 1, 2004, Marshall Tulin, our former Chairman and a director of the Company, loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the "Note") issued by the Company to Mr. Tulin. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7.0%, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash.

         On November 12, 2005, Mr. Tulin died. John Tulin, President and a director of the Company, and James Tulin, Senior Vice President and a director of the Company, both sons of Marshall Tulin, are co-executors of Mr. Tulin's estate (the "Estate"). The Estate has the option at any time to convert the principal amount of the Note into shares of our common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of our common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of our common stock on the conversion date. At our option and subject to certain provisions of the Note, we may prepay the Note at any time without premium or penalty.

         During the normal course of business, we are theoretically exposed to interest rate change market risk with respect to borrowings under our 2004 Loan Agreement. The seasonal nature of our business typically requires that we build inventories during the course of the year in anticipation of heavy shipments to retailers during the upcoming holiday season. Accordingly, our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our 2004 Loan Agreement is presently the prime rate plus a margin of 1.25% or LIBOR plus a margin of 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. We are also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of the Company's products.

         In the ordinary course of business, we are contingently liable for performance under letters of credit of approximately $223,000 at December 31, 2005. We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

         The following chart summarizes our contractual obligations as of December 31, 2005 (in thousands):

   -------------------------------------------------------------------------------------------------------------------
                                                                    PAYMENTS DUE BY PERIOD
   -------------------------------------------------------------------------------------------------------------------
                                                   TOTALLESS THAN 1 YEAR      1-3 YEARS     3-5 YEARS     MORE THAN 5
                                                                                                                YEARS
   -------------------------------------------------------------------------------------------------------------------
   Operating leases                             $ 10,177         $ 2,249         $4,234       $ 3,538           $ 156
   -------------------------------------------------------------------------------------------------------------------
   Minimum royalty and advertising
   payments required under License
   Agreements                                     23,680           7,877         15,053           750               -
   -------------------------------------------------------------------------------------------------------------------
   Postretirement benefits                         4,689             449            939           965           2,336
   -------------------------------------------------------------------------------------------------------------------
   Deferred compensation                             614             265            244           105               -
   -------------------------------------------------------------------------------------------------------------------
   TOTAL                                        $ 39,160        $ 10,840       $ 20,470       $ 5,358         $ 2,492
   -------------------------------------------------------------------------------------------------------------------

         We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

CAPITAL EXPENDITURES

         We expect that cash from operations and availability under our 2004 Loan Agreement will be sufficient to fund our ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

FORWARD LOOKING STATEMENTS

         Certain of the preceding paragraphs contain "forward looking statements" which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers should note that these statements may be impacted by, and the Company's actual performance may vary as a result of, a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by our customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. We assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004, "SFAS No. 123R"), Share-Based Payment. SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock
Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. Under the original guidance of SFAS No. 123R, we were to adopt the statement's provisions for the interim period beginning after June 15, 2005. However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies were allowed to adopt the provisions of SFAS No. 123R at the beginning of their fiscal year that begins after June 15, 2005. Consequently, we will adopt SFAS No. 123R effective January 1, 2006.

         In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R will not have a material impact on our consolidated financial statements since all of our outstanding stock options are currently vested. However, depending upon future share-based payment activity, SFAS 123R could have a material impact on future financial statements.

         In May 2005,  FASB issued SFAS No.  154,  Accounting  Changes and Error
Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 requires that a voluntary change in accounting principles be retrospectively applied to prior periods unless it is impracticable to do so. Retrospective application would require the application of a different accounting principle to previously issued financial statements as if that principle had always been used. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We did not change nor are we considering a change in accounting principles in fiscal 2006 and accordingly, we do not expect that the adoption of SFAS 154 will have a significant impact on our financial condition, results of operations, or cash flows.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43 ("ARB 43"), Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our financial condition, results of operations, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We sell products primarily to major retailers within the United States. Our three largest customers combined accounted for approximately 38%, 37% and 30%, respectively, of consolidated trade receivables (gross of allowances) at December 31, 2005, 2004, and 2003, respectively.

         During fiscal 2005, Federated acquired the May Department Store Company ("May"). Combined net sales during fiscal 2005 to Federated and May were approximately 23% of our consolidated net sales and these entities accounted for approximately 27% of our consolidated trade receivables at December 31, 2005. We believe that our relationship with both of these customers is excellent. However, the acquisition may result in a greater potential exposure to credit risk, which may adversely affect our business. We will continue to follow this situation and assess the effect, if any, that it may have on us.

         In the normal course of our business, we are theoretically exposed to interest rate change market risk with respect to borrowings under our revolving credit line. The seasonal nature of our business typically requires us to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. Our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our revolving credit facility is presently the prime rate plus 1.25% or LIBOR plus 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. We also are theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We purchase substantially all of our men's personal leather items and belts from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  --------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SWANK, INC. AND SUBSIDIARIES


 Report of Independent Registered Public Accounting Firm                                    24

 Consolidated Financial Statements:

     Consolidated Balance Sheets as of  December 31, 2005 and 2004                          25


     Consolidated Statements of Operations for each of the three
     Years Ended December 31, 2005, 2004 and 2003                                           26


     Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
     Income (Loss) for each of the three Years Ended December 31, 2005, 2004 and 2003       27


     Consolidated Statements of Cash Flows for each of the three Years Ended                28
     December 31, 2005, 2004 and 2003


     Notes to Consolidated Financial Statements                                             29 - 42


     Financial Statement Schedule II *                                                      57


         *All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Swank, Inc.
Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Swank, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page
51. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 51, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

/s/ BDO Seidman, LLP
Boston, Massachusetts
February 17, 2006

   SWANK, INC.
   CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31
   (Dollars in thousands)

   ASSETS                                                                    2005        2004
-----------------------------------------------------------------------------------------------
Current:
Cash and cash equivalents                                                 $    505    $    733
Accounts receivable, less allowances of $5,241 and $5,595, respectively     11,262      11,344
-----------------------------------------------------------------------------------------------
Inventories, net:
 Raw materials                                                                 143          98
 Work in process                                                             1,466       1,057
 Finished goods                                                             13,266      12,949
-----------------------------------------------------------------------------------------------
    Total inventories, net                                                  14,875      14,104
Prepaid and other current assets                                               741         522
-----------------------------------------------------------------------------------------------
 Total current assets                                                       27,383      26,703
-----------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
 Land and buildings                                                             29          29
 Machinery, equipment and software                                           1,042       1,101
 Leasehold improvements                                                        418         343
-----------------------------------------------------------------------------------------------
    Total property, plant and equipment at cost                              1,489       1,473
 Less accumulated depreciation                                               1,014         974
-----------------------------------------------------------------------------------------------
  Total property, plant and equipment, net                                     475         499
Other assets                                                                 3,463       3,576
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $ 31,321    $ 30,778
-----------------------------------------------------------------------------------------------

LIABILITIES
-----------------------------------------------------------------------------------------------
Current:
 Notes payable to banks                                                   $  8,264    $ 11,301
 Current portion of long-term obligations                                    1,000       1,443
 Accounts payable                                                            4,346       3,579
 Accrued employee compensation                                                 639         727
 Accrued royalties payable                                                     872         880
 Income taxes payable                                                          305         440
 Convertible note due to related party (Note M)                                350           -
 Other current liabilities                                                   1,670       1,192
-----------------------------------------------------------------------------------------------
  Total current liabilities                                                 17,446      19,562
-----------------------------------------------------------------------------------------------
Convertible note due to related party (Note M)                                   -         350
Long-term obligations, net of current portion                                5,817       6,319
-----------------------------------------------------------------------------------------------
  Total long-term obligations, net of current portion                        5,817       6,669
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           23,263      26,231
-----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE I)
STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Preferred stock, par value $1.00
 Authorized - 1,000,000 shares                                                   -           -
Common stock, par value $.10
 Authorized -- 43,000,000 shares

 Issued - 5,908,712 and 5,633,712 shares, respectively                         591         563
Capital in excess of par value                                               1,460       1,440
Retained earnings                                                            6,450       2,836
Accumulated other comprehensive (loss)                                        (102)        (56)
Treasury stock at cost, 176,791 and 111,222 shares, respectively              (341)       (236)
-----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   8,058       4,547
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 31,321    $ 30,778
-----------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements

SWANK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For Each of the Three Years Ended December 31
(In thousands, except share and per share data)                             2005           2004           2003
----------------------------------------------------------------------------------------------------------------
Net sales                                                                 $97,914        $93,287        $94,845
----------------------------------------------------------------------------------------------------------------
Cost of goods sold  -- operations                                          65,048         62,567         67,123
Cost of goods sold  -- restructuring                                            -              -          1,360
----------------------------------------------------------------------------------------------------------------
Total cost of goods sold                                                   65,048         62,567         68,483
----------------------------------------------------------------------------------------------------------------
Gross profit                                                               32,866         30,720         26,362
Selling and administrative expenses                                        28,036         28,256         27,540
(Gain) loss on lease termination, restructuring expenses, and other           (75)          (728)           280
----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                               4,905          3,192         (1,458)
Interest expense, net                                                       1,261          1,621          1,162
----------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                             3,644          1,571         (2,620)
Provision for income taxes                                                     30              -              -
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $3,614         $1,571        $(2,620)
----------------------------------------------------------------------------------------------------------------

Share and per share information:
    Weighted average common shares outstanding -- basic                 5,620,160      5,522,490      5,522,490
    Basic net income (loss) per common share                                 $.64           $.28          $(.47)

    Weighted average common shares outstanding -- diluted               6,160,492      6,007,594      5,522,490
    Diluted net income (loss) per share                                      $.59           $.26          $(.47)

    The accompanying notes are an integral part of the consolidated financial statements

SWANK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

 FOR EACH OF THE THREE YEARS    COMMON STOCK,      PAR CAPITAL RETAINED   ACCUMULATED                     TOTAL
 ENDED DECEMBER 31, 2005, 2004      VALUE $.10      IN EXCESS  EARNINGS      OTHER                     STOCKHOLDERS
 AND 2003                                            OF  PAR             COMPREHENSIVE TREASURY STOCK     EQUITY     COMPREHENSIVE
 (DOLLARS IN THOUSANDS)           SHARES     AMOUNT   VALUE              INCOME (LOSS)  SHARES  AMOUNTS               INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2002      5,633,712   $ 563   $ 1,440   $ 3,885       $ (117)  111,222  $ (236)     $ 5,535

 Net (loss)                                                    (2,620)                                      (2,620)    $ (2,620)
 Other comprehensive income:
   Change in minimum pension
 liability                                                                       13                            13            13
   Unrealized gain on securities
    available for  sale                                                          12                            12            12
                                                                                                                              --
 Total comprehensive (loss)                                                                                            $ (2,595)
                                                                                                                       =========


 Balance, December 31, 2003      5,633,712     563     1,440     1,265          (92)  111,222    (236)       2,940

 Net income                                                      1,571                                       1,571       $ 1,571
 Other comprehensive income:
   Change in minimum pension
 liability                                                                       30                             30            30
   Unrealized gain on securities
    available for  sale                                                           6                              6             6
                                                                                                                               -
 Total comprehensive income                                                                                              $ 1,607
                                                                                                                         =======
 --------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2004      5,633,712     563     1,440     2,836          (56)  111,222    (236)       4,547

 NET INCOME                                                      3,614                                       3,614       $ 3,614
 EXERCISE OF STOCK OPTIONS         275,000      28        20                           18,694     (30)          18
 PARTIAL REPAYMENT OF LOAN TO ESOP                                                     46,875     (75)        (75)
 OTHER COMPREHENSIVE INCOME
 (LOSS):

   CHANGE IN MINIMUM PENSION

 LIABILITY                                                                      (44)                          (44)          (44)
 UNREALIZED (LOSS) ON SECURITIES

    AVAILABLE FOR  SALE                                                          (2)                           (2)           (2)
                                                                                                                             ---
 TOTAL COMPREHENSIVE INCOME                                                                                              $ 3,568
                                                                                                                         =======

------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2005       5,908,712  $ 591   $ 1,460   $ 6,450       $ (102)  176,791  $ (341)     $ 8,058
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements

 SWANK, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
 For Each of the Three Years Ended December 31                           2005        2004       2003
-------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                                       $3,614      $1,571     $(2,620)
 Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operations:
  (Recoveries) provision for bad debt                                       63         (13)       (194)
  Depreciation and amortization                                            233         351         711
  Loss on sale of equipment and investments                                  -           -         116
  Amortization of deferred gain on sale of building                          -        (117)       (467)
  (Gain) on lease termination                                              (75)     (1,544)          -
  Loss on early termination of short-term debt                               -         409           -
  Loss on disposition/impairment of fixed assets                             -         817           -
  Decrease (increase) in cash surrender value of life insurance             26          67        (123)
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                19       1,432      (2,254)
  (Increase) decrease in inventories                                      (771)        421       2,111
  (Increase) decrease in prepaid and other assets                         (229)        461         (82)
  Decrease in recoverable income taxes                                       -           -       1,661
  Increase (decrease) in accounts payable, accrued and other
  liabilities                                                              837          90      (1,238)
  (Decrease) increase in income taxes payable                             (135)         14        (346)
  (Decrease) increase in other long-term obligations and deferred
  credits                                                                 (777)        148          21
-------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operations                             2,805       4,107      (2,704)
-------------------------------------------------------------------------------------------------------
Cash flow from investing activities:

  Capital expenditures                                                    (120)       (319)        (62)
  Proceeds from sales of equipment                                           -         255           -
  Proceeds from surrender of life insurance policies                       429           -           -
  Premiums on life insurance                                              (248)       (202)       (241)
-------------------------------------------------------------------------------------------------------
   Net cash  provided by (used in) investing activities                     61        (266)       (303)
-------------------------------------------------------------------------------------------------------
Cash flow from financing activities:

  Borrowings under revolving credit agreements                          49,986      51,560      52,869
  Payments of revolving credit obligations                             (53,023)    (55,315)    (49,784)
  Principal payments on long-term debt                                       -           -          (2)
  Costs to obtain new financing                                              -        (430)          -
  Note due to affiliate                                                      -         350           -
  Treasury stock received                                                 (105)          -           -
  Proceeds from stock option exercises                                      48           -           -
-------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                  (3,094)     (3,835)      3,083
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                      (228)          6          76
Cash and cash equivalents at beginning of year                             733         727         651
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $505        $733        $727
-------------------------------------------------------------------------------------------------------
 Cash paid during the year for:
  Interest                                                              $1,237      $1,609      $1,076
  Income taxes                                                            $102        $131         $48
-------------------------------------------------------------------------------------------------------

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

B.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Swank, Inc. Amounts are in thousands except for share and per share data. During 2001, we ceased operations at our manufacturing joint-venture in Cartago, Costa Rica and liquidated its assets. This subsidiary is presently inactive.

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

REVENUE RECOGNITION

         Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists" and Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

CASH AND CASH EQUIVALENTS

         For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

ALLOWANCES FOR ACCOUNTS RECEIVABLE

         Our allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2005, 2004 and 2003 were $63,000, $(13,000) and $(194,000), respectively.

CONCENTRATION OF CREDIT RISK

         We sell products primarily to major retailers within the United States. Our three largest customers combined accounted for approximately 38%, 37% and 30%, respectively, of consolidated trade receivables (gross of allowances) at December 31, 2005, 2004, and 2003, respectively.

         In fiscal 2005, net sales to our three largest customers, Federated Department Stores, Inc. ("Federated"), Kohl's Department Stores and TJX
Companies, Inc. ("TJX"), accounted for approximately 23%, 10%, and 10%, respectively, of our consolidated net sales. In fiscal 2004 and fiscal 2003, Federated accounted for approximately 23% and 25%, respectively, and TJX accounted for approximately 10% and 11%, respectively, of consolidated net sales. No other customer accounted for more than 10% of consolidated net sales during fiscal years 2005, 2004 or 2003. During 2005, Federated completed its acquisition of the May Department Stores Company and accordingly, these statistics reflect our sales to the combined company. Exports to foreign countries accounted for approximately 8% of consolidated net sales in fiscal 2005, 7% in fiscal 2004, and less then 4% in fiscal 2003.

         In the normal course of our business, we are theoretically exposed to interest rate change market risk with respect to borrowings under our revolving credit line. The seasonal nature of our business typically requires us to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. Our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our revolving credit facility is presently the prime rate plus 1.25% or LIBOR plus 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. We also are theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We purchase substantially all of our men's personal leather items and belts from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results.

         We purchase substantially all of our small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on our small leather goods business in the short-term depending upon our inventory position and on the seasonal shipping requirements at that time. However, we believe that alternative sources for small leather goods are available and could be utilized by us within several months. We also purchase substantially all of our finished belts and other accessories from a number of suppliers in the United States and abroad. We believe that alternative suppliers are readily available for substantially all such purchased items.

INVENTORIES

         Inventories are stated at the lower of cost (principally average cost which approximates FIFO) or market. Our inventory is somewhat fashion oriented and, as a result, is subject to risk of rapid obsolescence. Management believes that inventory has been adequately adjusted, where appropriate, and that we have adequate channels to dispose of excess and obsolete inventory.

PROPERTY PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. We provide for depreciation of plant and equipment by charges against income which are sufficient to write off the cost of the assets over estimated useful lives of 10-45 years for buildings and improvements and 3-12 years for machinery, equipment and software. Improvements to leased premises are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

         Expenditures for maintenance and repairs and minor renewals are charged to expense; betterments and major renewals are capitalized. Upon disposition, cost and related accumulated depreciation are removed from the accounts with any related gain or loss reflected in results of operations.

         We review the carrying value of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events and circumstances indicate that the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If such assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. During the fourth quarter of 2003, we reduced the carrying value of certain machinery and equipment at our Norwalk, CT facility, to its estimated fair market value, and recognized an expense of $99,000, which was included in restructuring expenses for the year ending December 31, 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2005 and 2004. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $13,000 and $15,000 at December 31, 2005 and 2004, respectively.

ADVERTISING COSTS

         The Company charges advertising costs to expense as they are incurred. Total expenditures charged to advertising expense during 2005, 2004, and 2003 were $2,019,000, $2,367,000, and $1,982,000, respectively.

ENVIRONMENTAL COSTS

         In accordance with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note I to the consolidated financial statements for additional discussion).

INCOME TAXES

         We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized. A valuation allowance is recorded to reflect the estimated realization of the deferred tax asset.

STOCK-BASED COMPENSATION

         We measure the cost of employee stock-based compensation associated with the stock option plans described in Note H using the "intrinsic value" method. Under this method, the incremental fair value of our common stock, if any, at the date of grant over the exercise price is charged to expense over the period that the employee provides the associated services. We disclose the information required by SFAS No. 123 "Accounting for Stock Based Compensation", which includes information with respect to stock-based compensation determined under the "fair value" method. The Company uses the Black-Scholes model to determine the fair value of options on the grant date for purposes of this disclosure.

         We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and account for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and follow the disclosure-only alternative under SFAS 123 (see Note H).


         Had compensation expense for the Company's stock plans been determined consistent with SFAS 123, the pro forma net income (loss) per share would have been as follows:

                                                                                                YEAR ENDED DECEMBER 31,
 (Dollars in thousands except per share amounts)                                             2005       2004         2003
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                                               $3,614     $1,571      $(2,620)
Add: Stock-based employee compensation included in reported net income (loss)                    -          -            -
Deduct: Total stock-based employee compensation determined under fair value based
method for all awards                                                                           (4)        (1)           -
                                                                                           -------    -------      -------
Pro forma net income (loss)                                                                 $3,610     $1,570      $(2,620)
                                                                                           =======    =======      =======

Basic net income (loss) per common share as reported and pro forma                            $.64       $.28        $(.47)

Diluted net income (loss) per common share as reported and pro forma                          $.59       $.26        $(.47)

         For options granted in 2005, 2004 and 2003, the Company used the Black-Scholes model to calculate the estimated weighted average fair values, assuming no dividends, which were approximately $1.23, $.29, and $.14, respectively, using a risk-free rate of 6.5%, and an expected volatility of 99% in each year, and expected lives of 5 years in each of 2005, 2004 and 2003, respectively.

NET INCOME (LOSS) PER SHARE

         Net income (loss) per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by our employee stock ownership plan and deemed to be allocated to participants. Net income (loss) per share assuming full dilution includes the effects of options and convertible securities issued by the Company. For the year ended December 31, 2003, basic net loss per share is equal to fully diluted net loss per share as the effect of all options is anti-dilutive. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potentially dilutive common shares consist of the incremental common shares that would be issuable upon the assumed exercise of stock options and the conversion of convertible securities. Approximately 540,000 and 485,000 common shares issuable upon the exercise of options and the assumed conversion of convertible securities were included in the calculation of diluted earnings per share for the fiscal years ended December 31, 2005 and 2004, respectively. Approximately 94,000 common shares issuable upon the exercise of options were excluded from the calculation of diluted earnings per share for the fiscal year ended December 31, 2003, as their effect would have been antidilutive. We had options for 363,334 shares of common stock outstanding at December 31, 2005 with exercise prices ranging from $.17 to $1.60.

COMPREHENSIVE INCOME (LOSS)

         Reporting comprehensive income (loss) requires that certain items recognized under generally accepted accounting standards as separate components of stockholders' equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) was $(46,000), $36,000 and $25,000 in 2005, 2004 and 2003,
respectively. Income (loss) in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to our defined benefit plan and from unrealized gains (losses) on securities available for sale.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to be consistent with the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004, "SFAS 123R"), Share-Based Payment. SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting

For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. Under the original guidance of SFAS 123R, we were to adopt the statement's provisions for the interim period beginning after June 15, 2005. However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies were allowed to adopt the provisions of SFAS 123R at the beginning of their fiscal year that begins after June 15, 2005. Consequently, we will adopt SFAS 123R effective January 1, 2006.

         In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R will not have a material impact on our consolidated financial statements since all of our outstanding stock options are currently vested. However, depending upon future share-based payment activity, SFAS 123R could have a material impact on future financial statements.

         In May 2005,  FASB issued SFAS No.  154,  Accounting  Changes and Error
Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 requires that a voluntary change in accounting principles be retrospectively applied to prior periods unless it is impracticable to do so. Retrospective application would require the application of a different accounting principle to previously issued financial statements as if that principle had always been used. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We did not change nor are we considering a change in accounting principles in fiscal 2006 and accordingly, we do not expect that the adoption of SFAS 154 will have a significant impact on our financial condition, results of operations, or cash flows.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43 ("ARB 43"), Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our financial condition, results of operations, or cash flows.

C.          RESTRUCTURING CHARGES

         During the first quarter of 2005, we paid the landlord of our former Norwalk, Connecticut belt manufacturing facility $925,000 to settle all of our remaining obligations under the lease termination agreement signed in 2004 (see below). As a result of this prepayment, we recorded a gain of $75,000 during the first quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid. The gain is stated separately in our consolidated statement of operations.

         During the first quarter of 2004, we entered into an agreement with the landlord of our former Norwalk facility under which the lease for that facility was terminated effective April 1, 2004. We paid $250,000 to the landlord upon the signing of the termination agreement and an additional $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. Our estimated aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During 2004, we recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately in our consolidated statement of operations (as noted above, we settled all of the remaining obligations under the termination agreement during the first quarter of 2005).

         During the second quarter of 2004, we recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the prior loan and security agreement. These expenses were included in interest expense in our 2004 consolidated statement of operations.

         During the fourth quarter of 2004, we also recorded a non-cash impairment charge of $362,000 in connection with certain fixed assets associated with our former jewelry manufacturing facility and administrative offices located in Attleboro, Massachusetts. We ceased our jewelry manufacturing operations in 2000 but until the fourth quarter of 2004, the Attleboro building continued to house our main administrative offices. We consolidated our remaining administrative staff into our Taunton, Massachusetts location and are currently assessing alternative uses or the disposition of the Attleboro property. The impairment charge was included as an expense in our consolidated statement of operations for the year ended December 31, 2004.

         During the fourth quarter of 2003, we discontinued manufacturing operations at our Norwalk facility and began sourcing the balance of our belt and suspender merchandise requirements from third-party vendors. In connection with the plant closure, we recorded and included in cost of goods sold during the fourth quarter $1,360,000 in charges associated with obsolete raw materials and supplies. In addition, we also recorded during the fourth quarter a $280,000 restructuring charge associated with severances and other expenses incurred in connection with the plant closure. The restructuring charge is stated separately in the accompanying consolidated statements of operations for the year ending December 31, 2003. At December 31, 2003, $181,000 had been paid representing all of the severance liability payable to the affected employees and an additional $99,000 was recorded as a reduction in the cost basis of the machinery and equipment formerly used in our belt and suspender manufacturing operations, to reflect their estimated fair market values.

D.          SHORT-TERM BORROWINGS

--------------------------------------------------------------------------------
      (Dollars in thousands)                        2005         2004
--------------------------------------------------------------------------------
At December 31:

  Total lines                                      $25,000    $25,000
  Weighted average interest rate                      8.50%      6.50%
For the year:

  Monthly average borrowing outstanding             14,241     13,066
  Maximum borrowing outstanding at any month end    19,091     18,124
  Monthly interest rate (weighted average)            8.38%      7.17%
Balance outstanding at December 31                   8,264     11,301
--------------------------------------------------------------------------------

         The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under our revolving credit facility for seasonal working capital needs.

         The Company's revolving credit line is provided by Wells Fargo Foothill, Inc. ("WFF") under a $25,000,000 Loan and Security Agreement signed on June 30, 2004 (the "2004 Loan Agreement"). The 2004 Loan Agreement replaced a previous loan and security agreement with a prior lender that was terminated during 2004 (the "2003 Loan Agreement"). The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus 1.25% or at WFF's LIBOR rate plus 3.75% or 8.50% and 8.15%, respectively at December 31, 2005. We are required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. During the quarter ended June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the 2003 Loan Agreement (see Note C, "Restructuring Costs"). These expenses are included in interest expense in our consolidated statement of operations for 2004. As of December 31, 2005, the Company was in compliance with all financial covenants contained within the 2004 Loan Agreement.

E.          INCOME TAXES

The components of income taxes are as follows:

 (Dollars in thousands)
------------------------------------------------------------------------------------------
 PROVISION FOR INCOME TAXES:                                2005       2004           2003
------------------------------------------------------------------------------------------
   Currently payable:
   Federal                                               $     30      $    -           -
State                                                           -           -           -
  Deferred:
   Federal                                                      -           -           -
State                                                           -           -           -
------------------------------------------------------------------------------------------
                                                         $     30      $    -           -
------------------------------------------------------------------------------------------
DEFERRED TAX PROVISION (BENEFIT):
------------------------------------------------------------------------------------------
  Deferred compensation                                  $    126    $    135    $    126
  Lease termination cost of note payable                      395        (395)          -
  Gain on sale of assets                                        -       1,405         240
  Federal NOL carryforwards                                   486        (619)       (921)
  State NOL carryforwards                                      79         547        (224)
  AMT credit carryforwards                                    (30)          -           -
  Other items                                                 132         174          99
  Valuation allowance                                      (1,188)     (1,247)        680
------------------------------------------------------------------------------------------
                                                         $      -    $      -    $      -
------------------------------------------------------------------------------------------
A RECONCILIATION OF THE COMPANY'S EFFECTIVE INCOME TAX
RATE IS AS FOLLOWS:
------------------------------------------------------------------------------------------
  Statutory federal income tax rate                        34.0 %      34.0 %    (34.0) %
  State income taxes, net of federal tax benefit                -         5.1        (8.6)
  Valuation allowance                                       (38.8)      (36.6)       37.8
  Other items, net                                            5.6        (2.5)        4.8
------------------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATE                                    .8 %         - %         - %
------------------------------------------------------------------------------------------
COMPONENTS OF THE NET DEFERRED TAX ASSET:
------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
  Accounts receivable reserves                           $  1,066    $  1,041    $  1,335
  Deferred compensation                                       226         352         487
  Inventory capitalization                                    447         381         489
  Postretirement benefits                                   1,723       1,531       1,355
  Inventory reserves                                          182         362         315
  Workman's compensation                                       58         137         184
  Termination costs                                             1           1           1
  Gain on sale of assets                                        -           -       1,405
  Federal NOL carryforwards                                 1,676       2,162       1,543
  State NOL carryforwards                                   1,006       1,085       1,632
  AMT credit carryforwards                                    767         737         737
  Environmental costs                                         527         546         566
  Lease termination cost of note payable                        -         395           -
  Other                                                       278         393         378
                                                              ---         ---         ---
    Gross deferred asset                                    7,957       9,123      10,427
DEFERRED TAX LIABILITIES:

  Depreciation                                               (147)       (125)       (182)
                                                            -----       -----       -----
  Valuation allowance                                      (7,810)     (8,998)    (10,245)
------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                   $      -    $      -    $      -
------------------------------------------------------------------------------------------


         At December 31, 2005, we had federal and state net operating loss carryforwards of approximately $4,242,000 and $18,298,000 which expire through 2023 and 2010, respectively. The alternative minimum tax credit carryforward of approximately $767,000 at December 31, 2005, currently does not expire. These loss and credit carryforwards are available to reduce future federal and state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These losses may be subject to the Internal Revenue Service Code Section 382 limitation which imposes an annual limitation on the use of these losses if certain ownership changes occur.

         We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. Our valuation reserve is recorded based upon the uncertainty surrounding the realizability of deferred tax assets as they can only be realized via profitable operations. If we continue to generate taxable income through profitable operations in future years, we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined.

F.          LONG-TERM OBLIGATIONS

Long-term obligations at December 31, were as follows:

----------------------------------------------------------------------------
 (Dollars in thousands)                                   2005        2004
----------------------------------------------------------------------------
Benefits under 1987 Deferred Compensation
  Plan and Postretirement benefits (See Note G)          $ 4,976    $ 4,777
Environmental liabilities (See Note I)                     1,335      1,383
Supplemental death benefits                                   38         49
Obligation on property sublease                              468        553
Note payable on lease termination (See Notes C and I)          -      1,000
----------------------------------------------------------------------------
Total long-term obligations, including current portion     6,817      7,762
Less current portion                                      (1,000)    (1,443)
----------------------------------------------------------------------------
TOTAL LONG-TERM OBLIGATIONS                              $ 5,817    $ 6,319
----------------------------------------------------------------------------

G.          EMPLOYEE BENEFITS

         Effective January 1, 1994, we amended and restated the Swank, Inc. Employees' Stock Ownership Plan in a merger with the Swank, Inc. Employees' Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became The New Swank, Inc. Retirement Plan (the "Plan"). The Plan incorporates the characteristics of the three predecessor plans, covers substantially all full time employees and reflects management's continued desire to provide added incentives and to enable employees to acquire shares of our common stock. The cost of the Plan has been borne by the Company.

         The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan.
Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses associated with contributions to the Plan were $122,000, $218,000, and $17,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the Plan held a total of 2,987,822 and 3,172,930 shares, respectively, of the Company's outstanding common stock, including 39,337 shares at December 31, 2005 that have not been allocated to participants. The Plan held no unallocated shares at December 31, 2004. From time to time, we make loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. Total outstanding obligations due from the Plan at December 31, 2005 were $120,000. There were no outstanding obligations due from the plan at December 31, 2004.

         In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock. Purchases will be made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by us to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 96,666 shares. There were no shares purchased during 2005 or 2004.

         We provide postretirement life insurance, supplemental pension and medical benefits for certain groups of active and retired employees. The postretirement medical plan is contributory, with contributions adjusted annually; the death benefit is noncontributory. We recognize the cost of postretirement benefits over the period in which they are earned and amortize the transition obligation for all plan participants on a straight-line basis over a 20 year period which began in 1993.

         The following table sets forth a reconciliation of the beginning and ending balances of our postretirement benefits and defined benefits under our 1987 Deferred Compensation Plan described below:

 (Dollars in thousands)

                                                   POSTRETIREMENT BENEFITS          DEFINED BENEFITS
------------------------------------------------------------------------------------------------------
Change in Benefit Obligation                          2005           2004          2005          2004
------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year:            $ 6,043       $ 6,477       $   892       $ 1,234
Service cost                                             17            16             -             -
Interest cost                                           335           337            29            42
Participants' contributions                               -             -             -             -
Amendments                                                -             -             -             -
Actuarial (gain) loss                                   278          (690)           (5)            -
Benefits paid                                          (503)          (97)         (344)         (384)
------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                   $ 6,170       $ 6,043       $   572       $   892
------------------------------------------------------------------------------------------------------

Change in Plan Assets
------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year          $ -         $   -         $   -         $   -
Employer contributions                                  503            97           344           384
Participants' contributions                               -             -             -             -
Benefits paid                                          (503)          (97)         (344)         (384)
                                                      -----          ----         -----         -----
Fair value of Plan assets at end of year                $ -         $   -         $   -         $   -
------------------------------------------------------------------------------------------------------

Funded status                                       $(6,170)      $(6,043)      $  (572)      $  (892)
Unrecognized actuarial loss                           1,457         1,230            44            79
Unrecognized transition obligation                      808           928             -             -
------------------------------------------------------------------------------------------------------
ACCRUED BENEFIT COST (1)                            $(3,905)      $(3,885)      $  (528)      $  (813)
------------------------------------------------------------------------------------------------------

(1) Amounts totaling $344,000 and $441,000 have been included in accrued employee compensation as of December 31, 2005 and 2004, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

         The weighted-average discount rate used in determining the accumulated benefit obligations was 5.50%, 5.75%, and 5.75% at December 31, 2005, 2004, and 2003, respectively. For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered Medicare Part B health care benefits is assumed for 2005 and all years thereafter. A 10.0% annual rate of increase in the per capita cost of AARP Medicare Supplemental Coverage is assumed for 2005. This rate is assumed to decrease gradually to 5.0% in 2010 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

         The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 4.5%, 4.0%, and 4.0% at December 31, 2005, 2004, and 2003, respectively. Net periodic pension costs for the fiscal years ended December 31, 2005, 2004 and 2003 were determined using discount rates of 4.0%, 4.0% and 4.5%, respectively.

         Net periodic postretirement and defined benefit cost for 2005, 2004 and 2003 included the following components:

 (Dollars in thousands)                                  POSTRETIREMENT BENEFITS          DEFINED BENEFITS
---------------------------------------------------------------------------------------------------------------
                                                        2005      2004      2003      2005       2004      2003
---------------------------------------------------------------------------------------------------------------
Service cost                                            $ 17      $ 16      $ 14      $  -      $  -      $  -
Interest cost                                            335       337       354        29        42        62
Recognized actuarial (gain) loss                          51        78        94        30        30        28
Amortization of transition obligation                    119       119       119         -         -         -
---------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COSTS INCLUDED IN SELLING AND
ADMINISTRATIVE EXPENSES                                 $522      $550      $581      $ 59      $ 72      $ 90
---------------------------------------------------------------------------------------------------------------

         We have multiple health care and life insurance postretirement benefit programs which are generally available to executives. The health care plans are contributory (except for certain AARP and Medicare Part B coverage) and the life insurance plans are noncontributory. A portion of the life insurance benefits are fully insured through group life coverage and the remaining life benefits are self-insured. Life insurance contracts have been purchased on the lives of certain employees in order to fund postretirement death benefits to beneficiaries of salaried employees who reach age 60 with ten years of service. Proceeds from these contracts are expected to be adequate to fund our obligations. The cost of these contracts is included in the annual postretirement cost shown above.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $7,000 and the postretirement benefit obligation by $112,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $8,000 and the postretirement benefit obligation by $127,000, respectively.

         In 1987, we adopted a deferred compensation plan (the "1987 Plan") available to certain key executives for the purpose of providing retirement benefits. Interest credited to participants' accounts is paid at retirement in the form of a monthly annuity over a period of ten years. All compensation that was deferred under the 1987 Plan has been returned to participants. The 1987 Plan was amended at the end of 1998 to change the method of determining future interest credits on participants' accounts. Life insurance contracts intended to fund 1987 Plan benefits through future death proceeds had been purchased on the lives of the participants and on certain other employees. These contracts were surrendered in November 1998 with a corresponding reduction in gross cash surrender value and policy loans as set forth below. In 1999, we determined that it would be advantageous to place all remaining participants in the 1987 Plan who were not currently receiving benefits into payout status, effective January 1, 2000. Participants will receive benefit payments over ten years resulting in the elimination of the Company's liability under the 1987 Plan by the end of 2009.

         We use loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that we have the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $5,050,000 and $5,697,000 at December 31, 2005 and 2004, respectively, which is included in other assets, net of policy loans aggregating approximately $1,986,000 and $2,608,000 respectively. We presently have no intention of repaying any policy loans and expect that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $151,000, $100,000 and $143,000 in 2005, 2004 and 2003, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 6.6%, 4.0%, and 5.7% at December 31, 2005, 2004 and 2003, respectively.


H.     STOCK OPTIONS

         In 1994, we established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. We granted options for 3,334, 3,334 and 3,333 shares of common stock under this plan in 2005, 2004 and 2003, respectively. At December 31, 2005, all 50,000 shares of common stock under the directors' plan had been issued.

         In April 1998, our stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "1998 Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately. No awards were granted by the Board in either 2005 or 2004. At December 31, 2005, a total of 375,000 shares of common stock remain available for future grants under the 1998 Plan.

The following table summarizes stock option activity for the years 2003 through 2005:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                      WEIGHTED AVERAGE
                                                                               OPTION SHARES            EXERCISE PRICE
 Outstanding at December 31, 2002                                                    638,333                     $ .22
 Forfeited                                                                                 -                         -
 Expired                                                                             (3,333)                      3.84
 Granted                                                                               3,333                       .22
-----------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 2003                                                    638,333                     $ .20
 Forfeited                                                                                 -                         -
 Expired                                                                             (3,333)                      3.66
 Granted                                                                               3,334                       .38
-----------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 2004                                                    638,334                     $ .18
 Exercised                                                                         (275,000)                       .17
 Forfeited                                                                                 -                         -
 Expired                                                                             (3,334)                      2.44
 Granted                                                                               3,334                      1.60
-----------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 2005                                                    363,334                     $ .19
-----------------------------------------------------------------------------------------------------------------------

         For options granted in 2005, 2004 and 2003, the Company used the Black-Scholes model to calculate the estimated weighted average fair values, assuming no dividends, which were approximately $1.23, $.29, and $.14, respectively, using a risk-free rate of 6.5%, and an expected volatility of 99% in each year, and expected lives of 5 years in each of 2005, 2004 and 2003, respectively.

         Options outstanding as of December 31, 2005 were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                         Weighted          Weighted                          Weighted
 Exercise                            Shares               Average           Average          Shares           Average
 Price                          Outstanding          Life (Years)             Price     Exercisable             Price
---------------------------------------------------------------------------------------------------------------------
 $.17                               350,000                   .85             $ .17         350,000             $ .17
 $.18 - $1.60                        13,334                  3.14             $ .59          13,334             $ .59
---------------------------------------------------------------------------------------------------------------------
 TOTAL                              363,334                   .93             $ .19         363,334             $ .19
---------------------------------------------------------------------------------------------------------------------

         At December 31, 2005 and 2004, all outstanding stock options were exercisable and the weighted-average exercise prices were $.19 and $.18, respectively.

I.          COMMITMENTS AND CONTINGENCIES

         We lease certain of our warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expenses amounted to $2,241,000, $2,455,000 and $3,248,000 in 2005, 2004 and 2003
respectively.

       Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

 (Dollars in  thousands)
 ---------------------------------------------
 2006                                  $ 2,249
 2007                                    2,117
 2008                                    2,117
 2009                                    2,181
 2010                                    1,357
 Thereafter                                156
 ---------------------------------------------
 TOTAL MINIMUM PAYMENTS               $ 10,177
 ---------------------------------------------

         During 2001, we completed a sale and lease-back for the Norwalk manufacturing facility. The sale-leaseback transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company's consolidated balance sheet at closing and until April 2004, was being amortized over the lease term. In 2003, the Company recorded amortization income as an offset to the related rent expense included in cost of goods sold of $467,000.

         As  more  fully  described  in  Note  C,  "Restructuring  Charges",  we terminated the lease on the Norwalk facility during the first quarter of 2004. We paid $250,000 to the landlord upon the signing of the termination agreement and an additional $250,000 on April 30, 2004. The termination agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. We recorded a net gain on the termination of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately in our consolidated statement of operations for the year ended December 31, 2004. During the first quarter of 2005, we paid the landlord $925,000 to settle all of our remaining obligations under the termination agreement. and recorded a gain of $75,000 to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

         We own the rights to various patents, trademarks, trade names and copyrights and have exclusive licenses in the United States and, in some instances, in certain other jurisdictions. Our "Kenneth Cole", "Tommy Hilfiger", "Nautica", "Geoffrey Beene", "Claiborne", "Guess?", "Ted Baker", "City of
London", "Pierre Cardin", "Donald Trump" and "Field & Stream" licenses collectively may be considered material to our business. At December 31, 2005, we are obligated to pay minimum royalty and advertising under certain license agreements (including minimum royalty and advertising obligations on our "Nautica" and "Donald Trump" licenses which were both executed subsequent to December 31, 2005 and dated as of January 1, 2006) as follows: 2006 - $9,046,000; 2007 - $9,152,000; 2008 - $9,362,000; and 2009 - $844,000.
Generally, the license agreements require us to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments due by us in connection with this agreement were approximately $106,000, $76,000 and $69,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We regularly assess the status of our license agreements and anticipate renewing those contracts expiring in 2006, subject to the negotiation of terms and conditions satisfactory to us.

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

         The remedial investigation of the site has been completed and the EPA has prepared its Record of Decision. The Massachusetts Superfund site is adjacent to a municipal landfill that is in the process of being closed under Massachusetts law. Once the EPA and the PRPs resolve an outstanding dispute regarding certain oversight costs, we expect to receive confirmation from the EPA that we have fulfilled our obligations under the Administrative Order. During fiscal 2005, we withdrew from further participation in the PRP group. It is unlikely that this matter will have a material adverse effect on the Company's operating results, financial condition or cash flows. Historically, the Company's share of the costs for the RI/FS was being allocated on an interim basis at 12.52%. Due to the withdrawal of two PRP's, however, the respective shares of these costs were reallocated among the remaining members of the group in 2004, increasing our allocation to 19.5% for any remaining costs. At December 31, 2005 and 2004 we had accrued approximately $966,000 and $1,009,000 respectively in connection with this site based on the assumption that the remaining issues relating to obligations incurred prior to our withdrawal from the PRP group, the availability of federal funding and the allocation of costs relating to the completion of the RI/FS, among others, may not be resolved for many years and that significant legal and technical fees and expenses may still be incurred prior to such resolution. We believe that we have adequate reserves for the potential costs associated with this site.

         In September 1991, we signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. Estimated cost of remediation by natural attenuation to 2017 is approximately $1,500,000. Based on current participation, our share of these costs is approximately $134,000 through 2017. At December 31, 2005 and 2004 we had accrued approximately $369,000 and $374,000 respectively, in connection with this site based on the results of tests conducted in 2000 and 1999 and the likelihood that the remaining issues associated with the remediation of the site may not be resolved for several more years. We believe that the costs related to the remediation of this site will not result in any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and we believe we have adequately reserved for the potential costs associated with this site.

         The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying consolidated balance sheets (See Note F), exclusive of additional currently payable amounts of approximately $50,000 and $55,000 included in other current liabilities in 2005 and 2004, respectively. These amounts have not been discounted. We believe that the accompanying financial statements include adequate provision for environmental exposures.

         In the ordinary course of business, we are contingently liable for performance under letters of credit of approximately $223,000 at December 31, 2005. We are required to pay a fee monthly presently equal to 2.0% per annum on the outstanding letter of credit.

         We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

J.       PROMOTIONAL EXPENSES

         Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance our business and, as described in Note I to the consolidated financial statements, certain license agreements require specified levels of spending. The Company charges advertising costs to expense as they are incurred. Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2005, 2004, and 2003 were $2,019,000, $2,367,000, and $1,982,000, respectively.

K.       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         We follow SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments. Operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance. We are engaged in one business, the sale of men's accessories consisting of belts, wallets and other small leather goods, suspenders and jewelry. Our company and our customer relationships are organized around this one business segment. Our products are sold principally domestically through department stores and to a lesser extent, through specialty stores and mass merchandisers.

L.     QUARTERLY FINANCIAL DATA (UNAUDITED)

       We believe that the results of operations are more meaningful on a seasonal basis (approximately January-June and July-December) than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales and fashion trends. These factors may shift volume and related earnings between quarters within a season differently in one year than in another.

-----------------------------------------------------------------------------------------------------
(Dollars in thousands)                              FIRST          SECOND        THIRD         FOURTH
-----------------------------------------------------------------------------------------------------
2005
----
NET SALES                                          $19,243        $22,025       $25,934       $30,712
GROSS PROFIT                                         6,141          7,478         8,285        10,962
NET INCOME (LOSS)                                    $(871)           $89          $915        $3,481
NET INCOME (LOSS) PER COMMON SHARE - BASIC           $(.16)          $.02          $.16          $.61
NET INCOME (LOSS) PER COMMON SHARE - DILUTED         $(.16)          $.01          $.15          $.56
-----------------------------------------------------------------------------------------------------
2004
----
Net sales                                          $18,902        $24,765       $22,028       $27,592
Gross profit                                         5,533          8,438         7,392         9,357
Net income (loss)                                    $(800)          $529          $279        $1,563
Net income (loss) per common share - basic           $(.14)          $.10          $.05          $.28
Net income (loss) per common share - diluted         $(.14)          $.09          $.05          $.24


M.       CONVERTIBLE NOTE DUE TO RELATED PARTY

         On April 1, 2004, Marshall Tulin, our former Chairman and a director of the Company, loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the "Note") issued by the Company to Mr. Tulin. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7.0%, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date the 2004 Loan Agreement shall have been terminated and all obligations of the Company under the 2004 Loan Agreement shall have been paid in full in cash.

         On November 12, 2005, Mr. Tulin died. John Tulin, President and a director of the Company, and James Tulin, Senior Vice President and a director of the Company, both sons of Marshall Tulin, are co-executors of Mr. Tulin's estate (the "Estate"). The Estate has the option at any time to convert the principal amount of the Note into shares of our common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of our common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of our common stock on the conversion date. At our option and subject to certain provisions of the Note, we may prepay the Note at any time without premium or penalty.

         Five members of Mr. Tulin's family are employed by us in various positions and are compensated for services rendered by them to us.

         We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments due by us in connection with this agreement were approximately $106,000, $76,000 and $69,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A.          CONTROLS AND PROCEDURES.

         We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2005 of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our periodic SEC filings.

         There were no changes to our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

     Not applicable

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information called for by this Item 10 with regard to our executive officers (including executive officers who are also directors of the Company) is set forth following Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Our non-employee directors are as follows:

       John J. Macht, who is 69 years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director in 1995 and is chairman of the Audit Committee.

         Raymond Vise, who is 84 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963 and is a member of the Audit Committee.

         We do not have an audit committee financial expert, within the meaning of the rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), serving on the Audit Committee of the Board of Directors. In light of our operating results through 2003, we did not have much success in attracting an acceptable audit committee financial expert to serve on the Board's Audit Committee. We expect that our results in 2004 and 2005 will aid our efforts, which continue, to add an audit committee financial expert to the Audit Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2005 were all timely filed.

CODE OF ETHICS

         We have adopted a Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

       The following table sets forth certain summary information for each of our fiscal years ended December 31, 2005, 2004 and 2003 concerning the compensation of our chief executive officer, chairman of the board (who passed away in November 2005) and each of our four other most highly compensated executive officers:

                                                          ANNUAL COMPENSATION                         LONG TERM
                                                          ------------------                        COMPENSATION
                                                                                                    ------------

                                                                                     OTHER                AWARDS
                                                                                     ANNUAL               ------         ALL OTHER
                                                                                     COMPEN-            SECURITIES       COMPEN-
                                                                                      SATION            UNDERLYING        SATION
      NAME AND PRINCIPAL POSITION     YEAR         SALARY              BONUS           (5)             OPTIONS/SARs(#)     (10)
      ---------------------------     ----         ------              -----           ---             ---------------     ----
John Tulin,
 President and Chief Executive
Officer (1)                            2005       $410,000           $25,000           $86,130(6)            ---            ---
                                       2004        410,000               ---            57,025(6)            ---            ---
                                       2003        410,000               ---            55,550(6)            ---           $586

Eric P. Luft,
 Senior Vice President - Men's
Division                               2005       $154,000          $294,667(2)            ---               ---         $5,863
                                       2004        154,000           199,403(2)            ---               ---          5,863
                                       2003        180,000           170,955(2)            ---               ---          6,449

James Tulin,                           2005       $357,000            $1,270               ---               ---         $5,452
 Senior Vice President                 2004        285,000            76,242               ---               ---          5,452
- Merchandising (3)                    2003        285,000            64,867           $40,159(7)            ---          6,038



Melvin Goldfeder,                      2005       $130,000          $288,652(4)             ---              ---         $5,472
 Senior Vice President - Special       2004        130,000           264,019(4)             ---              ---          5,472
Markets                                2003        130,000           174,062(4)             ---              ---          6,058



Jerold R. Kassner,                     2005        210,000           $20,000                ---              ---          7,153
 Senior Vice President -               2004        210,000               ---                ---              ---          7,153
   Chief Financial Officer             2003        210,000               ---                ---              ---          7,153



                                       2005          $260,000               ---            $29,345(9)        ---         $7,153
Marshall Tulin,                        2004        260,000               ---               ---               ---          7,153
 former Chairman of the Board (8)      2003        260,000               ---               ---               ---          7,153
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Tulin is a party to an  employment  agreement  with the Company which is
described   below  under  the  caption   "Employment   Contracts  and  Severance
Agreements".

(2) Mr. Luft's bonus amounts represent sales commissions. Mr. Luft is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements."

(3) Mr. Tulin's bonus amounts represent sales commissions. Mr. Tulin is a party to an employment agreement with the Company which is described below under the caption "Employment Contracts and Severance Agreements".

(4) Mr. Goldfeder's bonus amounts represent sales commissions.

(5) Except as set forth for Marshall Tulin, John Tulin and James Tulin for the years indicated, perquisites and other personal benefits during 2005, 2004, and 2003 did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.

(6) These amounts include a special allowance of $43,200 in each of 2005, 2004, and 2003.

(7) These amounts include automobile lease payments of $19,288 and a travel allowance of $10,800 in 2003.

(8) Mr. Tulin passed away on November 12, 2005.

(9)   These   amounts   include   financial   counseling   expenses   of  $9,170
automobile-related costs of $11,667.

(10) Amounts in this column for the fiscal years ended December 31, 2005 and 2004 represent premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers (as defined below).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE TABLE

         During the fiscal year ended December 31, 2005, no stock options were granted to any of our executive officers named in the table under the caption "Summary Compensation Table" above (the "Named Officers"). The following table sets forth information with respect to the number and value of unexercised options held by the Named Officers as of the end of fiscal 2005. The closing price of a share of our Common Stock on December 31, 2005 was $1.40.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2005
                     AND 2005 FISCAL YEAR END OPTION VALUES

                                                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                                UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                              SHARES ACQUIRED ON                                 OPTIONS AT FY-END (#)      FY-END ($) EXERCISABLE/
NAME                             EXERCISE (#)        VALUE REALIZED ($) (1)   EXERCISABLE/ UNEXERCISABLE       UNEXERCISABLE (2)
----                             ------------        ----------------------   --------------------------       -----------------
John Tulin                          100,000                $ 133,000                  50,000 / 0                    $ 61,500
Eric P. Luft                           -                       -                      75,000 / 0                    $ 92,250
James Tulin                            -                       -                      75,000 / 0                    $ 92,250
Melvin Goldfeder                    75,000                 $ 103,500                     0 / 0                        $ -
Jerold R. Kassner                      -                       -                      75,000 / 0                    $ 92,250

(1) Aggregate market value of the shares of Common Stock acquired at exercise date less the exercise price of the options.

(2) Aggregate market value of the shares of Common Stock covered by the options at fiscal year end less the exercise price of such options.

COMPENSATION OF DIRECTORS

         During 2005, each director who is not a full-time employee of or consultant to the Company received an annual director's fee of $3,000 per meeting of the Board and $3,000 per Board committee meetings attended by him in person. Each director who is not a full-time employee of or consultant to the
Company also received an annual director's fee of $1,500 per meeting of the Board and $1,500 per Board committee meetings attended by him via teleconference.  In  addition,  pursuant  to the terms of our 1994  Non-Employee
Director Stock Option Plan (the "1994 Plan"), each director who is not a full-time employee of the Company or any subsidiary of the Company and who is in office immediately following each annual meeting of stockholders at which directors are elected, will, as of the date such meeting is held, automatically be granted an option to purchase 1,667 shares of Common Stock. During fiscal 2005, Messrs. Macht and Vise were each granted an option to purchase 1,667 shares of Common Stock at an exercise price per share of $1.60, the fair market value per share of Common Stock on the date of the grant.

EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

         We were a party to an employment agreement with Marshall Tulin, our former Chairman of the Board who passed away in November 2005, under which he received a base salary of $250,000 per annum. We are a party to an employment agreement with John Tulin, which terminates on December 31, 2006. Under this agreement, Mr. Tulin is employed as Chief Executive Officer and initially received a base salary of $410,000 per year, plus such additional compensation, if any, as the Board of Directors determine. Mr. Tulin's base salary is presently $460,000. In addition, the we are a party to an employment agreement with James Tulin, which terminates on December 31, 2006, and under which he is employed as Senior Vice President-Merchandising, and receives a base salary of $285,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine. Mr. Tulin's base salary is presently $357,000.

         We are also a party to an amended and restated employment agreement, as amended to date, with Eric P. Luft, pursuant to which Mr. Luft is employed as Senior Vice President - Men's Division until September 30, 2006. The term of the employment agreement will automatically be extended until June 30, 2007, and then for successive additional periods of one year until the next June 30, unless at least 30 days prior to the then current expiration date (on or prior to September 15, 2006 with regard to the September 30, 2006 expiration date) either we or Mr. Luft shall determine not to extend the term. Under the agreement, Mr. Luft is entitled to receive a base salary of $144,000 per year, such additional compensation, if any, as the Board of Directors shall determine, for each calendar year thereafter, plus annual commission compensation in an amount equal to the greater of (i) $128,000 and (ii) commission compensation calculated and payable in accordance with any commission compensation arrangement that may exist from time to time between us and Mr. Luft. Furthermore, in the event we terminate Mr. Luft's employment without cause, we have agreed to pay to Mr. Luft $272,000 plus an additional amount equal to a pro rata portion of $272,000 for the number of months from the preceding July 1 to the last day of the calendar month in which his employment is terminated. However, the agreement provides that if his employment is terminated and he is entitled to receive amounts under his termination agreement with us (described in the next paragraph), Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts. In addition, we are parties to an agreement with Jerold R. Kassner under which, if we terminate Mr. Kassner's employment for any reason other than cause, disability or death, he will be entitled to receive, among other things, his base salary (subject to reduction in certain circumstances) plus certain medical benefits for him and his family for up to one-year after termination.

         The Company has entered into termination agreements with Messrs. John Tulin, James Tulin, Eric P. Luft, Melvin Goldfeder, and Jerold R. Kassner, and was a party to a termination agreement with Marshall Tulin before his death. Each termination agreement contains an automatic annual extension on each December 31 unless the Company shall have given 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a change in control of the Company (as defined in such agreements) during the term of such agreements, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).

TERMINATED PENSION PLANS

         In 1983, we terminated our pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments. The accrued annual benefits for Messrs. John Tulin, James Tulin, and Melvin Goldfeder are $13,116, $10,407, and $12,230, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Executive Compensation Committee of the Board of Directors is charged with recommending the annual compensation, including bonuses, for our executive officers who are also directors and for our Chief Financial Officer. The Executive Compensation Committee consists of John Macht and Raymond Vise. The Stock Option Committee of the Board of Directors administers our compensation plans under which stock and stock-based compensation have been awarded other than for our 1998 Equity Incentive Compensation Plan (the "1998 Plan"), which is administered by the entire Board of Directors. The Stock Option Committee consists of John Macht and Raymond Vise.

         Under agreements between the us and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between us and licensors introduced to us by The Macht Group, and in certain instances, based on net sales of specified private label products. Aggregate compensation earned by The Macht Group under this arrangement during 2005 was $105,511.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

OWNERSHIP OF VOTING SECURITIES

         The following table sets forth information as of February 28, 2006 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of the Common Stock:

                                        NAME AND ADDRESS OF         AMOUNT AND NATURE OF BENEFICIAL        PERCENT
            TITLE OF CLASS               BENEFICIAL OWNER                     OWNERSHIP                    OF CLASS
            --------------               ----------------                     ---------                    --------

             Common Stock               The New Swank, Inc.                2,987,822 (1)(2)                 51.9%
                                          Retirement Plan
                                          90 Park Avenue
                                        New York, NY 10016

             Common Stock                   John Tulin                    2,588,817 (3)(4)(5)               43.3%
                                          90 Park Avenue
                                        New York, NY 10016


             Common Stock                  Raymond Vise                    1,947,390 (3)(6)                 33.8%
                                            8 El Paseo
                                         Irvine, CA 92715

---------------------

    (1) This amount includes 1,049,234 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the "Retirement Plan") and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters.

    (2) This amount also includes 1,704,341 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion, and 39,337 unallocated shares which the trustees may vote in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 194,910 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

    (3) John A. Tulin, President and a director of the Company and Raymond Vise, a director of the Company, are co-trustees of the Retirement Plan. This amount includes 1,704,341 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above); 39,337 unallocated shares which the trustees may vote in their discretion; and 194,910 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

    (4) This amount includes 1,060 shares owned by Mr. Tulin's wife, 10,000 shares held jointly by Mr. Tulin and his wife, and 2,333 shares held by Mr. Tulin's daughter. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 50,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and 25,978 shares allocated to his accounts under the Retirement Plan.

    (5) This amount includes 366,403 shares of Common Stock (the "Estate Shares") held by the Estate of Marshall Tulin (the "Estate"), as to which Mr. Tulin acts as a co-executor. Mr. Tulin shares voting and dispositive power as to the Estate Shares. The Estate Shares include (a) 14,546 shares of Common Stock held in Marshall Tulin's accounts under the Retirement Plan, and (c) 167,464 shares issuable to the Estate within 60 days upon conversion of the Note as more particularly described below under the caption "Certain Relationships and Related Transactions." At the Estate's option, the Note may be converted into a number of shares equal to (i) the outstanding principal amount of the Note on the conversion date divided by (ii) the quotient a (A) the going concern value of the Company (as defined in the Note) divided by (B) the number of issued and outstanding common shares as of that date. The maximum number of shares that may be issued pursuant to the Note is 20% of the issued and outstanding shares of the Company (the number of shares of Common Stock into which the Note is convertible is based assumes a going concern value of the Corporation on February 28, 2006 of $12,031,804 based on the closing price per share of Common Stock in the over-the-counter market on the last trading day prior to such date). Mr. Tulin disclaims beneficial ownership of the Estate Shares.

    (6) This amount includes 6,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at February 28, 2006 as to the ownership of shares of our Common Stock, our only outstanding class of equity securities, with respect to (a) each of our directors (b) each Named Officer, and (c) all of our directors and executive officers as a group (8 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

                                                     AMOUNT AND NATURE OF BENEFICIAL
              BENEFICIAL OWNER                                 OWNERSHIP                     PERCENT OF CLASS
              ----------------                                 ---------                     ----------------
              John J. Macht                                     31,667  (1)                         *
              James Tulin                                      523,647  (2)                        9.0%
              John Tulin                                     2,588,817  (3)                       43.3%
              Raymond Vise                                   1,947,390  (4)                       33.8%
              Eric P. Luft                                      98,370  (5)                        1.7%
              Melvin Goldfeder                                 216,764  (6)                        3.8%
              Jerold R. Kassner                                 80,692  (7)                        1.4%
              All directors and officers as a
              group (8 persons)                              3,284,217  (8)                       52.9%

           * Less than one (1%) percent.

-----------------------------------
(1) Includes 6,667 shares which Mr. Macht has the right to acquire within 60 days through the exercise of stock options under the 1994 Plan.

(2) Includes the Estate Shares referred to in footnote 5 to the first table above under the caption "Ownership of Voting Securities," as to which he disclaims beneficial ownership. Also includes 75,000 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan, an aggregate of 142 shares held by his children and an aggregate of 24,933 shares of Common Stock allocated to his accounts under the Retirement Plan.

(3) Includes the shares referred to in footnotes 3, 4, and 5 to the first table above under the caption "Ownership of Voting Securities."

(4) Includes the shares referred to in footnotes 3 and 6 to the first table above under the caption "Ownership of Voting Securities."

(5) Includes 75,000 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and an aggregate of 19,370 shares of Common Stock allocated to his accounts under the Retirement Plan.

(6) Includes an aggregate of 20,532 shares of Common Stock allocated to Mr. Goldfeder's accounts under the Retirement Plan.

(7) Includes 75,000 shares which Mr. Kassner has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan and an aggregate of 5,692 shares of Common Stock allocated to his accounts under the Retirement Plan.

(8) Reference is made to footnotes (1) through (7) above. This amount also includes 288,334 shares of Common Stock which directors and executive officers as a group have the right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan and the 1998 Plan and 92,185 shares of Common Stock allocated to their respective accounts under the Retirement Plan.

EQUITY COMPENSATION PLAN INFORMATION

       The following table sets forth certain information as of December 31, 2005 concerning our equity compensation plans:

    ---------------------------- ----------------------- --------------------------------- -----------------------------------
                                                                                                  NUMBER OF SECURITIES
                                                                                                       REMAINING
                                       NUMBER OF                                                     AVAILABLE FOR
                                     SECURITIES TO                                                  FUTURE ISSUANCE
                                       BE ISSUED                                                      UNDER EQUITY
                                          UPON                                                        COMPENSATION
                                      EXERCISE OF                WEIGHTED-AVERAGE                        PLANS
                                      OUTSTANDING               EXERCISE PRICE OF                      (EXCLUDING
                                        OPTIONS,                   OUTSTANDING                         SECURITIES
                                      WARRANTS AND              OPTIONS, WARRANTS                     REFLECTED IN
           PLAN CATEGORY                 RIGHTS                     AND RIGHTS                        COLUMN (a))
    ---------------------------- ----------------------- --------------------------------- -----------------------------------
                                           (a)                         (b)                                 (c)
        EQUITY COMPENSATION
         PLANS APPROVED BY
         SECURITY HOLDERS               363,334                        $.19                             375,000
    ---------------------------- ----------------------- --------------------------------- -----------------------------------
        EQUITY COMPENSATION
       PLANS NOT APPROVED BY
         SECURITY HOLDERS                  0                            0                                  0
    ---------------------------- ----------------------- --------------------------------- -----------------------------------
               TOTAL                    363,334                        $.19                             375,000
    ---------------------------- ----------------------- --------------------------------- -----------------------------------


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A portion of the information called for by this Item 13 is set forth in
Item 11 Executive Compensation under the caption "Compensation Committee Interlocks and Insider Participation", which information is incorporated by reference herein.

         Christine Tulin (who is the daughter of John Tulin) was employed by us during 2005 as Merchandise Manager -- men's jewelry. Ms. Tulin is responsible for the development of merchandise design and packaging concepts for our various licensed and private label men's jewelry collections. Aggregate compensation earned by Christine Tulin for services rendered during 2005 amounted to $143,333.

         Kathryn Figueroa (who is the sister of John Tulin) was employed by us during 2005 as southeast regional factory outlet manager. Ms. Figueroa is responsible for the operation of our factory store operations covering the southeastern United States. Aggregate compensation earned by Kathryn Figueroa for services rendered during 2005 amounted to $71,617.

         On April 1, 2004, Marshall Tulin, our former Chairman of the Board, loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the "Note") issued by the Company to Mr. Tulin. The Note is expressly subordinate in right of payment to the Company's senior debt, has an original maturity of two years and bears interest at an annual rate of 7.0%, payable quarterly. Under certain circumstances, as more fully set forth in the Note, the original maturity date of the Note will be extended to the earlier of December 31, 2009 or the date our present bank loan agreement is terminated and all obligations of the Company under that loan agreement are paid in full in cash. The Estate has the option at any time to convert the principal amount of the Note into shares of the Company's common stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date. The number of shares of our common stock that may be issued under the Note may not exceed 20% of the then issued and outstanding shares of the Company's common stock on the conversion date. At our option and subject to certain provisions of the Note, we may prepay the Note at any time without premium or penalty.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.
                  ---------------------------------------

         AUDIT FEES

         Aggregate audit fees billed and expected to be billed by BDO Seidman, LLP ("BDO") for its audit of the Company's consolidated financial statements for the years ended December 31, 2005 and December 31, 2004, and for its review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2005 and fiscal 2004, were $201,000 and $194,500, respectively.

         AUDIT-RELATED FEES

         Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption "Audit Fees" totaled $26,400 and $23,400 for fiscal 2005 and 2004, respectively.

         TAX FEES

         In addition to the fees described above, aggregate fees of $30,800 and $27,390 respectively, were billed by BDO during the years ended December 31, 2005 and December 31, 2004, respectively, for income tax compliance and related tax services.

         ALL OTHER FEES

         None.

         All audit-related services, tax services and other services were pre-approved by the Audit Committee of the Board of Directors. The Audit Committee's pre-approval policies and procedures are to pre-approve, on a case-by-case basis, all audit, audit-related, tax and other services to be performed by our independent auditors.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

         (a)      Documents filed as part of this Report

         1.       Financial Statements filed as part of this Report:

                  The following consolidated financial statements of the Company are included in Item 8:

                  Consolidated  Balance  Sheets -- As of  December  31, 2005 and
                  2004.

                  Consolidated Statements of Operations -- Years ended December 31, 2005, 2004, and 2003.

                  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) -- Years ended December 31, 2005, 2004, and 2003.

                  Consolidated Statements of Cash Flows -- Years ended December 31, 2005, 2004, and 2003.

                  Notes to Consolidated Financial Statements.

         2.       Financial Statement Schedules filed as part of this Report:

                  The following consolidated financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.

                  Financial Statement Schedule for the years ended December 31, 2005, 2004 and 2003.

                  Schedule II. Valuation and Qualifying Accounts

         (b)      Reports on Form 8-K

                  The Company furnished a Current Report on Form 8-K on November 9, 2005 with respect to an event reported under Item 2.02 - "Results of Operations and Financial Condition".

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

         4.02 Convertible Subordinated Promissory Note dated as of April 1, 2004 and Amended and Restated as of June 30, 2004 between the Company and Marshall Tulin (Exhibit 1 to the Company's
                  Schedule 13D/A dated as of September 9, 2004, File No. 1-5354, is incorporated herein by reference.)

         4.03 Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of July 7, 2004, File No. 1-5354, is incorporated herein by reference.)

         10.01 Employment Agreement dated June 20, 1991 between the Company and Marshall Tulin. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5354, is incorporated herein by reference.)+

         10.01.1 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and Marshall Tulin. (Exhibit
                  10.01.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

         10.01.2 Amendment effective as of October 30, 1995 to Employment Agreement between the Company and Marshall Tulin. (Exhibit
                  10.01.2 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.01.3 Amendment effective as of January 1, 1992 to Employment Agreement between the Company and Marshall Tulin. (Exhibit
                  10.01.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.01.4 Amendment dated as of May 4, 1998 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.01.5 Amendment dated as of May 30, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.01.6 Amendment dated as of June 20, 2001 to Employment Agreement between the Company and Marshall Tulin. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.02 Employment Agreement dated as of January 1, 1990 between the Company and John Tulin. (Exhibit 10-03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

         10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

         10.02.2 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.02.3 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.02.4 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.02.5 Amendment dated as of December 27, 2001 to Employment Agreement between the Company and John Tulin. (Exhibit
                  10.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.02.6 Amendment dated as of January 1, 2005 to Employment Agreement between the Company and John Tulin. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

         10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

         10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

         10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit
                  10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

         10.03.3 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.03.4 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.03.5 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit
                  10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.03.6 Amendment dated as of January 1, 2003 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.03.7 Amendment dated as of January 1, 2005 to Employment Agreement between the Company and James Tulin. (Exhibit 10.02 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

         10.04 Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-5354, is incorporated herein by reference.)+

         10.04.1 Letter Agreement dated as of May 26, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

         10.04.2 Letter Agreement dated as of September 23, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

         10.04.3 Letter Agreement dated as of March 9, 2005 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 11, 2005, File No. 1-5354, is incorporated herein by reference.)+

         10.04.4 Letter Agreement dated as of February 28, 2006 amending the Amended and Restated

                  Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 1.01 to the Company's Current Report on Form 8-K dated as of March 8, 2006, File No. 1-5354, is incorporated herein by reference.)+

         10.05 Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.06 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

         10.07 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

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

                  10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.17 Agreement dated as of October 17, 2003 between the Company and Jerold R. Kassner.+*

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

-------------------------------------------------
*Filed herewith.

+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006             SWANK, INC.
                                 (Registrant)



                                 By:
                                     -------------------------------------------
                                      Jerold R. Kassner, Senior Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary

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

Signature                                      Title                                                          Date
---------                                      -----                                                          ----



-----------------------------------
John A. Tulin                                  President and Director (principal executive               March 31, 2006
                                               officer)



-----------------------------------
Jerold R. Kassner                              Senior Vice President Chief Financial                     March 31, 2006
                                               Officer, Treasurer and Secretary (principal
                                               financial and accounting officer)



-----------------------------------
John J. Macht                                  Director                                                  March 31, 2006




-----------------------------------
Eric P. Luft                                   Senior Vice President and Director                        March 31, 2006




-----------------------------------
James E. Tulin                                 Senior Vice President and Director                        March 31, 2006




-----------------------------------
Raymond Vise                                   Director                                                  March 31, 2006

                                   SWANK, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                          COLUMN B      COLUMN C              COLUMN D                 COLUMN E
--------                                          --------      --------              --------                 --------
                                                BALANCE AT     ADDITIONS                                        BALANCE
                                                 BEGINNING       CHARGED                                         AT END
                                                 OF PERIOD    TO EXPENSE            DEDUCTIONS                OF PERIOD
FOR THE YEAR ENDED DECEMBER 31, 2005

RESERVE FOR RECEIVABLES

Allowance for doubtful accounts                  $ 755,000     $ 259,000  (G)        $ 214,000 (A) (I)        $ 800,000
Allowance for cash discounts                        90,000       181,000  (H)          216,000   (B)             55,000
Allowance for customer returns                   2,013,000     2,715,000  (F)        2,883,000   (C)          1,845,000
Allowance for cooperative advertising              164,000       564,000  (H)          362,000   (D)            366,000
Allowance for in-store markdowns                 2,573,000     5,514,000  (H)        5,912,000   (E)          2,175,000
                                                 ---------     ---------             ---------                ---------
TOTAL                                          $ 5,595,000   $ 9,233,000           $ 9,587,000              $ 5,241,000
                                               ===========   ===========           ===========              ===========

RESERVE FOR RESTRUCTURING                              $ 0          $  0                    $0                      $ 0
-------------------------                              ===          ====                    ==                      ===

FOR THE YEAR ENDED DECEMBER 31, 2004

RESERVE FOR RECEIVABLES

Allowance for doubtful accounts                  $ 875,000     $ 106,000  (G)        $ 226,000 (A) (I)        $ 755,000
Allowance for cash discounts                       109,000       362,000  (H)          381,000   (B)             90,000
Allowance for customer returns                   2,125,000     2,697,000  (F)        2,809,000   (C)          2,013,000
Allowance for cooperative advertising              458,000       242,000  (H)          536,000   (D)            164,000
Allowance for in-store markdowns                 2,235,000     5,746,000  (H)        5,408,000   (E)          2,573,000
                                                 ---------     ---------             ---------                ---------
TOTAL                                          $ 5,802,000   $ 9,153,000           $ 9,360,000              $ 5,595,000
                                              ============   ===========           ===========              ===========

RESERVE FOR RESTRUCTURING                              $ 0         $ 174  (J)            $ 174   (K)                $ 0
-------------------------                              ===         =====                 =====                      ===

FOR THE YEAR ENDED DECEMBER 31, 2003

RESERVE FOR RECEIVABLES

Allowance for doubtful accounts                $ 1,238,000      $ 58,000  (G)        $ 421,000 (A) (I)        $ 875,000
Allowance for cash discounts                       115,000       275,000  (H)          281,000   (B)            109,000
Allowance for customer returns                   2,615,000     5,013,000  (F)        5,503,000   (C)          2,125,000
Allowance for cooperative advertising              616,000       626,000  (H)          784,000   (D)            458,000
Allowance for in-store markdowns                 2,790,000     4,527,000  (H)        5,082,000   (E)          2,235,000
                                                 ---------     ---------             ---------                ---------
TOTAL                                          $ 7,374,000  $ 10,499,000          $ 12,071,000              $ 5,802,000
                                               ===========  ============          ============              ===========

RESERVE FOR RESTRUCTURING                              $ 0           $ 0                   $ 0                      $ 0
-------------------------                              ===           ===                   ===                      ===



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

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                       TO
                            ANNUAL REPORT ON FORM 10K
                               FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2005

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

         4.02 Convertible Subordinated Promissory Note dated as of April 1, 2004 and Amended and Restated as of June 30, 2004 between the Company and Marshall Tulin (Exhibit 1 to the Company's
                  Schedule 13D/A dated as of September 9, 2004, File No. 1-5354, is incorporated herein by reference.)

         4.03 Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of July 7, 2004, File No. 1-5354, is incorporated herein by reference.)

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

         10.02.1 Amendments dated as of September 1, 1993 and September 2, 1993, respectively, between the Company and John Tulin. (Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

         10.02.2 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.02.3 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.3 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.02.4 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and John Tulin. (Exhibit 10.02.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.02.5 Amendment dated as of December 27, 2001 to Employment Agreement between the Company and John Tulin. (Exhibit
                  10.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.02.6 Amendment dated as of January 1, 2005 to Employment Agreement between the Company and John Tulin. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

         10.03 Employment Agreement dated as of March 1, 1989 between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

         10.03.1 Amendment dated as of January 4, 1990 to Employment Agreement between the Company and James Tulin. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5354, is incorporated herein by reference.)+

         10.03.2 Amendment dated as of September 1, 1993 to Employment Agreement between the Company and James Tulin. (Exhibit
                  10.03.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-5354, is incorporated herein by reference.)+

         10.03.3 Amendment dated as of January 1, 1997 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.03.4 Amendment dated as of January 1, 1992 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.03.5 Amendment dated as of December 10, 1998 to Employment Agreement between the Company and James Tulin. (Exhibit
                  10.03.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.03.6 Amendment dated as of January 1, 2003 to Employment Agreement between the Company and James Tulin. (Exhibit 10.03.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.03.7 Amendment dated as of January 1, 2005 to Employment Agreement between the Company and James Tulin. (Exhibit 10.02 to the Company's Current Report on Form 8-K dated as of March 28, 2005 File No. 1-5354, is incorporated herein by reference.)+

         10.04 Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-5354, is incorporated herein by reference.)+

         10.04.1 Letter Agreement dated as of May 26, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

         10.04.2 Letter Agreement dated as of September 23, 2004 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, File No. 1-5354, is incorporated herein by reference.)+

         10.04.3 Letter Agreement dated as of March 9, 2005 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 10.01 to the Company's Current Report on Form 8-K dated as of March 11, 2005, File No. 1-5354, is incorporated herein by reference.)+

         10.04.4 Letter Agreement dated as of February 28, 2006 amending the Amended and Restated Employment Agreement dated as of December 18, 2003 between the Company and Eric P. Luft (Exhibit 1.01 to the Company's Current Report on Form 8-K dated as of March 8, 2006, File No. 1-5354, is incorporated herein by reference.)+

         10.05 Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.06 Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

         10.07 Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

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

         10.10 First Amendment effective January 1, 1997 to Key Employee Deferred Compensation Plan. (Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.11 1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

         10.12 Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

         10.13 Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.14 Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

         10.15    Swank,  Inc. 1998 Equity Incentive  Compensation Plan (Exhibit
                  10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

         10.16 Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

         10.17 Agreement dated as of October 17, 2003 between the Company and Jerold R. Kassner.+*

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

         31.02 Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

         32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------------------------------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.