Form 10-Q
period 2006-03-31
Swank, Inc.
filed 2006-05-12
CIK 95779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q
                             -----------------------
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from__________ to__________

                          Commission File Number 1-5354

                                   Swank, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                    04-1886990
   (State or other jurisdiction             (IRS Employer Identification Number)
  of incorporation or organization)


             90 Park Avenue
              New York, NY                                              10016
(Address of principal executive offices)                              (Zip code)

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

        Yes X                            No
           ---                             ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes                             No  X
             ----                          ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes                             No
             ----                          ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Title of Class                      Shares Outstanding on April 30, 2006
        --------------                      ------------------------------------
        Common stock, $.10 par value                     5,731,844

                                   SWANK, INC.
                                      INDEX


                                                                        Page No.
                                                                        --------

 PART I.  FINANCIAL INFORMATION

 Item 1.    Condensed Financial Statements and Related Notes              3 - 6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7 - 11

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk       11

 Item 4.    Controls and Procedures                                          11


 PART II. OTHER INFORMATION

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      12

 Item 6.    Exhibits                                                         12

 Signatures                                                                  13

 Exhibit Index                                                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                   SWANK, INC.
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                             MARCH 31, 2006            DECEMBER 31, 2005
                                                                             --------------            -----------------
            ASSETS
 Current:
   Cash and cash equivalents                                                         $ 659                      $ 505
   Accounts receivable, less allowances
     of $4,689 and $5,241, respectively                                             12,883                     11,262
    Inventories, net:
           Raw materials                                                               143                        143
           Work in process                                                           1,604                      1,466
           Finished goods                                                           16,775                     13,266
                                                                                    ------                     ------
                                                                                    18,522                     14,875

   Prepaid and other current assets                                                    840                        741
                                                                                       ---                        ---

           Total current assets                                                     32,904                     27,383

 Property, plant and equipment, net of
     accumulated depreciation and amortization                                         440                        475
 Other assets                                                                        3,420                      3,463
                                                                                     -----                      -----

 Total assets                                                                     $ 36,764                   $ 31,321
                                                                                  ========                   ========

            LIABILITIES
 Current:
   Notes payable to banks                                                         $ 16,804                    $ 8,264
   Current portion of long-term debt                                                   487                      1,000
   Accounts payable                                                                  1,480                      4,346
   Accrued employee compensation                                                       539                        639
   Convertible note due to related party                                               350                        350
   Other current liabilities                                                         2,897                      2,847
                                                                                     -----                      -----

           Total current liabilities                                                22,557                     17,446

 Long-term obligations                                                               6,259                      5,817
                                                                                     -----                      -----

 Total liabilities                                                                  28,816                     23,263
                                                                                    ------                     ------

            STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00:
   Authorized - 1,000,000 shares                                                         -                          -
 Common stock, par value $.10:
   Authorized - 43,000,000 shares:
     Issued -- 5,983,712 and 5,908,712 shares, respectively                            598                        591
 Capital in excess of par value                                                      1,465                      1,460
 Retained earnings                                                                   6,475                      6,450
 Accumulated other comprehensive (loss), net of tax                                   (102)                      (102)
 Treasury stock, at cost, 251,868 and 176,791 shares, respectively                    (488)                      (341)
                                                                                      -----                      -----

           Total stockholders' equity                                                7,948                      8,058
                                                                                     -----                      -----

 Total liabilities and stockholders' equity                                       $ 36,764                   $ 31,321
                                                                                  ========                   ========



                  The accompanying notes are an integral part
                     of the condensed financial statements.

                                   SWANK, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                        ---------------------------------

                                                                                         2006             2005
                                                                                         ----             ----
 Net sales                                                                           $ 22,167         $ 19,243

 Cost of goods sold                                                                    14,843           13,102
                                                                                       ------           ------

 Gross profit                                                                           7,324            6,141

 Selling and administrative expenses                                                    6,971            6,848

 (Gain) on termination of lease and other non-recurring items                               -             (75)
                                                                                            -             ----

 Income (loss) from operations                                                            353            (632)

 Interest expense                                                                         329              239
                                                                                          ---             ----

 Income (loss) from operations before income taxes                                         24            (871)

 Income taxes                                                                               -                -
                                                                                     --------         --------

 Net income (loss)                                                                       $ 24          $ (871)
                                                                                         ----          -------

 Share and per share information:
 Basic net income (loss) per weighted average common share outstanding                    $ -          $ (.16)
 Basic weighted average common shares outstanding                                   5,740,203        5,522,490
 Diluted net (loss) per weighted average common share outstanding                         $ -          $ (.16)
 Diluted weighted average common shares outstanding                                 6,002,850        5,522,490


               The accompanying notes are an integral part of the
                        condensed financial statements.

                                   SWANK, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE-MONTHS ENDED MARCH 31, 2006 AND 2005
                             (Dollars in thousands)
                                 --------------

                                                                                          2006                2005
                                                                                          ----                ----
 Cash flows from operating activities:
 Net income (loss)                                                                        $ 24             $ (871)
 Adjustments to reconcile net income (loss) to net cash (used in) operations:
    Depreciation and amortization                                                           58                  57
    (Gain) on termination of lease                                                           -                (75)
    Bad debt expense (recovery)                                                             74                (22)

 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                         (1,695)                 539
    (Increase) in inventory                                                            (3,647)               (628)
    (Increase) in prepaid and other assets                                                (59)               (134)
    (Decrease) increase in accounts payable, accrued and other liabilities             (3,428)                 505
    Increase (decrease) in other long-term obligations and deferred credits                442               (119)
                                                                                           ---               -----
        NET CASH (USED IN) OPERATIONS                                                  (8,231)               (748)
                                                                                       -------               -----

 Cash flows from investing activities:
    Capital expenditures                                                                     -                (23)
    Premiums on life insurance                                                            (20)                (60)
                                                                                          ----                ----
        NET CASH (USED IN) INVESTING ACTIVITIES                                           (20)                (83)
                                                                                          ----               -----

 Cash flows from financing activities:
    Borrowing under revolving credit agreements                                         16,318              14,191
    Payments of revolving credit obligations                                           (7,778)            (13,530)
    Proceeds from stock option exercises                                                    12                   -
    Treasury stock received                                                              (147)                   -
                                                                                         -----                   -
        Net cash provided by financing activities                                        8,405                 661
                                                                                         -----               -----

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   154               (170)

    Cash and cash equivalents at beginning of period                                       505                 733
                                                                                           ---                 ---

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 659               $ 563
                                                                                         -----               -----


               The accompanying notes are an integral part of the
                        condensed financial statements.

SWANK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------


(1) The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2006 and 2005. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in our 2005 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

(2) The following table sets forth the computation of the net income (loss) per share for the periods ended March 31, 2006 and March 31, 2005 (in thousands, except for share and per share data):

                                                                                                      Quarter
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                               2006             2005
                                                                                               ----             ----
 Numerator:
 Net income (loss)                                                                              $24          $ (871)
 Denominators:
 Shares used in computing basic net income (loss) per weighted average common             5,740,203        5,522,490
 share outstanding
 Effect of dilutive options                                                                 262,647                -
                                                                                          ---------        ---------
 Shares used in computing net income (loss) per weighted average common share
 outstanding assuming dilution                                                            6,002,850        5,522,490
                                                                                          =========        =========

 Basic net (loss) per weighted average common share outstanding                                 $ -          $ (.16)
 Fully diluted net (loss) per weighted average common share outstanding                         $ -          $ (.16)

For the three month period ended March 31, 2005, basic and diluted net loss per share are equal as the effect of all options is anti-dilutive and therefore excluded from the number of shares used in the calculation.


(3) Segment Information. We presently have one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

(4) Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004, "SFAS 123R"), Share-Based Payment. SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to but not yet vested based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods are not restated. Stock options issued by us to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan or 1994 Non-Employee Director Plan respectively, vest immediately (see footnote H to the consolidated financial statements included in our Form
     10-K for the fiscal year ended December 31, 2005). We did not grant any stock options during either of the quarters ended March 31, 2006 or March 31, 2005. The adoption of SFAS 123R on January 1, 2006 had no impact on our net income for the first quarter of 2006. Additionally, since we did not grant any stock options during the first quarter of 2005, there is no pro forma stock-based employee compensation expense for that period.

SWANK, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

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

     Our net sales during the quarter ended March 31, 2006 increased 15.2% to $22,167,000 compared to $19,243,000 for the corresponding period in 2005. The increase was mainly due to higher shipments of our jewelry and belt merchandise offset in part by a reduction in net sales in certain of our personal leather goods businesses. Gross profit during the quarter increased 19.3% to $7,324,000 from $6,141,000 in 2005 and, as a percentage of net sales, increased to 33.0% from 31.9% last year. The increase in gross profit was due to a more favorable sales mix resulting from the growth in our relatively high-margin jewelry net sales and, in part, an increase in net sales of belts, as well as a reduction in certain inventory-related expenses. Selling and administrative expenses increased $123,000 or 1.8% during the quarter primarily due to severances and other costs associated with certain changes made to our merchandising and product development organizations.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

     We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.

     Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. We record revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," and Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. We reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

     We determine our allowance for doubtful accounts using a number of factors including historical collection experience, general economic conditions and the amount of time an account receivable is past its payment due date. In certain circumstances where it is believed a customer is unable to meet its financial obligations, a specific allowance for doubtful accounts is recorded to reduce the account receivable to the amount believed to be collectable.

     In accordance with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     We determine the valuation allowance for deferred tax assets based upon projections of taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset are anticipated to reverse, and the likelihood that the Company's deferred tax assets will be recovered.


RESULTS OF OPERATIONS
---------------------

     As is customary in the fashion accessories industry, we make modifications to our merchandise lines coinciding with our Spring (January - June) and Fall (July - December) selling seasons. We believe that the results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the quarter are not necessarily indicative of the results to be expected for the full year.


NET SALES
---------

     Net sales for the quarter ended March 31, 2006 increased $2,924,000 or 15.2% compared to the quarter ended March 31, 2005. The increase during the quarter was principally due to higher jewelry and belt net sales offset in part by a decrease in men's personal leather goods net sales. Net sales of our jewelry merchandise increased 56.5% during the quarter compared to the prior year mainly due to additional shipments of both branded and private label collections. We generally increased sales volume to a number of existing customers, which included some accounts to whom we first shipped jewelry merchandise last fall. The increase in our belt business was principally due to higher shipments of several private label programs. In addition, last fall we expanded our private label programs for certain accounts, which resulted in higher shipments during the quarter ended March 31, 2006 relative to the corresponding period last year. The decrease in net sales of our men's personal leather goods merchandise was mainly due to the launch of new merchandise and packaging associated with one of our branded programs which was shipped to retailers primarily during last year's first quarter.

     Net sales to international customers (including certain military accounts) decreased $311,000 or 16.7% during the quarter. The decrease was due primarily to orders received last spring in connection with new accounts as well as lower shipments of certain branded merchandise to licensor-affiliates and other foreign retailers compared to the prior year.


GROSS PROFIT
------------

      Gross profit for the quarter ended March 31, 2006 increased $1,183,000 or 19.3% compared to the quarter ended March 31, 2005. For the quarter, gross profit expressed as a percentage of net sales increased to 33.0% from 31.9% compared to the same period last year.

      The increase in gross profit during the quarter ended March 31, 2006, both in terms of dollars and as a percentage of net sales, was primarily due to increased net sales, especially with regard to higher-margin men's jewelry, and improved margins for our personal leather goods merchandise, particularly for branded collections. The improvement in personal leather goods margin is largely attributable to certain changes made in the sourcing and development of our merchandise. Inventory-related expenses were also lower during the quarter, reflecting a reduction in costs associated with the disposition of excess and discontinued inventory. Royalty expense increased 17.2% during the quarter in response to both higher net sales and, in certain circumstances, increases in minimum obligations due to licensors relative to the corresponding period in 2005.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

     Selling and administrative expenses for the quarter ended March 31, 2006 increased $123,000 or 1.8% compared to the quarter ended March 31, 2005. Selling and administrative expenses expressed as a percentage of net sales were 31.4% and 35.6% for the quarters ended March 31, 2006 and 2005 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Selling expenses decreased $54,000 or about 1% compared to the quarter ended March 31, 2005, and, expressed as a percentage of net sales, were 21.9% and 25.5% for the quarters ended March 31, 2006 and 2005, respectively. The decrease in selling expense dollars was due to a reduction in certain merchandising and development costs, offset in part by an increase in advertising and promotion expenditures. During the quarter, we made certain changes to our merchandising and production-control organization in an attempt to streamline our operations and generally improve our ability to respond more quickly to changes in our business. The decrease in selling expenses expressed as a percentage of net sales during the quarter was due to the increase in net sales.

     We routinely make expenditures for advertising and promotion as necessary to maintain and enhance both our licensed and private label businesses. Certain or our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $723,000 or 3.3% of net sales for the quarter ended March 31, 2006, compared to $656,000 or 3.4% percent of net sales for the same quarter in fiscal 2005.

     For the quarter ended March 31, 2006, administrative expenses increased $177,000 or 9.1% compared to the quarter ended March 31, 2005. Administrative expenses expressed as a percentage of net sales were 9.6% and 10.1% for the quarters ended March 31, 2006 and 2005, respectively. The increase in administrative expenses for the quarter ended March 31, 2006 was mainly due to certain severance and other costs recorded during the quarter associated with the reorganization of our merchandising and production-control functions, offset in part by decreases in administrative compensation, professional fees, and insurance expense.


INTEREST EXPENSE
----------------

     Net interest expense increased by $90,000 or 37.7% during the quarter ended March 31, 2006 compared to the corresponding period last year. The increase was mainly due to both higher average borrowings outstanding and increases in our average borrowing cost. Borrowings increased during the quarter due to additional inventory purchases made toward the end of fiscal 2005 and early in the in quarter ending March 31, 2006 in anticipation of higher net sales. Our average borrowing cost increased approximately 180 basis points compared to last year due to increases generally in short-term interest rates.


BENEFIT FOR INCOME TAXES
------------------------

     We recorded no current income tax provision or benefit on our net income or loss during each of the quarters ended March 31, 2006 and March 31, 2005, respectively. We have been recording a valuation reserve against all of the deferred tax assets we generate due to the uncertainty as to whether we will generate sufficient taxable income to allow us to benefit from these assets. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As is customary in the fashion accessories industry, substantial percentages of our sales and earnings occur in the months of September, October and November, when we make significant shipments of our products to retailers for sale during the holiday season. As a result, accounts receivable peak in the fourth quarter. We build inventory during the year to meet the demand for the holiday season. The required cash is provided by a revolving credit facility.

     Our working capital increased by $410,000 during the quarter ended March 31, 2006 compared to a decrease of $1,047,000 for the quarter ended March 31, 2005. The increase for the period ended March 31, 2006 was principally due to increases in both net accounts receivable and inventories and decreases in accounts payable, offset in part by increases in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


short-term borrowings. The decrease for the period ended March 31, 2005 was mainly due to lower net accounts receivable and increases in accounts payable and bank borrowings offset in part by a reduction in other current liabilities and increases in net inventories.

     Cash used in operations during the quarter ended March 31, 2006 was $8,231,000 compared to cash used in 2005 of $748,000. Cash used in operations in the current quarter primarily reflects increases in accounts receivable and net inventories as well as a decrease in accounts payable and other current liabilities. During the quarter ended March 31, 2005, cash used reflects the net loss for that period and increases in inventory and other current assets, offset in part by decreases in accounts receivable and increases in accounts payable and other current liabilities.

     Cash used during the quarter funded the significant increase in net sales compared to the first quarter of fiscal 2005 (an increase of 15.2%), which is reflected in an increase in accounts receivable of $1,695,000, compared to a decrease in accounts receivable of $539,000 during the first quarter last year. Cash was also used during the quarter to increase inventories and reduce accounts payable and other current liabilities. These were offset, in part, by net income, depreciation and amortization. In anticipation of increased sales for certain new merchandise programs, and also in an effort to respond more effectively to our customers' delivery and other requirements, we made certain inventory investments, particularly for our various belt collections, earlier in the year than usual. Belt inventory purchases for the current quarter, however, are planned lower when compared to the same quarter last year and, subject to the changing requirements of our business, may result in some decrease in belt inventory over the next few months.

     Cash used in investing activities was $20,000 and $83,000 for the quarters ended March 31, 2006 and March 31, 2005, respectively. Cash used in investing activities in 2006 and 2005 reflects premiums on certain life insurance contracts owned by us. Cash used in investing activities in 2005 also reflects capital expenditures.

     Cash provided by financing activities for the quarter ended March 31, 2006 was $8,405,000 compared to cash provided of $661,000 during the quarter ended March 31, 2005. Cash provided by financing activities in both years consists primarily of net borrowings of short-term debt.

     In the ordinary course of business, we are contingently liable for performance under letters of credit. At March 31, 2006, outstanding letters of credit totaled $146,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

     The following chart summarizes our contractual obligations as of December 31, 2005 (in thousands):

                                                                             Payments due by period
                                                                        Less than                                    More than
                                                            Total          1 year   1-3 years       3-5 years          5 years

Operating leases                                         $ 10,177         $ 2,249     $ 4,234         $ 3,538            $ 156
Minimum royalty and advertising payments required
under License Agreements                                   23,680           7,877      15,053             750                -
Postretirement benefits                                     4,689             449         939             965            2,336
Deferred compensation                                         614             265         244             105                -
Total                                                    $ 39,160        $ 10,840    $ 20,470         $ 5,358          $ 2,492


     We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

     During the quarter ended March 31, 2006, there were no material changes outside the ordinary course of business in the contractual obligations set forth in the above chart.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------


     During the quarter ended March 31, 2006, there were no material changes in the information called for by this item from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.


ITEM 4.   CONTROLS AND PROCEDURES
---------------------------------

     At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
----------------------------------------------------------------------

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Issuer Purchases of Equity Securities.

          The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended March 31, 2006:

                                                                                (c) Total Number            (d) Maximum Number
                                     (a) Total                                 of Shares (or Units)      (or Approximate Dollar
                                     Number of                 (b)              Purchased as Part          Value) of Shares (or
                                     Shares (or              Average              of Publicly             Units) that May Yet Be
                                       Units)               Price Paid          Announced Plans            Purchased Under the
               Period               Purchased (1)           per Share             or Programs               Plans or Programs
       ----------------------- ------------------------ ------------------- ------------------------- ------------------------------
          January 1, 2006-               --                     --                     --                           --
          January 31, 2006
       ----------------------- ------------------------ ------------------- ------------------------- ------------------------------
         February 1, 2006-
         February 28, 2006               --                     --                     --                           --
       ----------------------- ------------------------ ------------------- ------------------------- ------------------------------
        March 1, 2006-                 25,000                 $2.70                    --                           --
        March 31, 2006
       ----------------------- ------------------------ ------------------- ------------------------- ------------------------------
               Total                   25,000                 $2.70                    --                           --
       ----------------------- ------------------------ ------------------- ------------------------- ------------------------------

     ----------------------
     (1) These shares of Common Stock were repurchased by us in a private transaction.



 ITEM 6.    EXHIBITS
 -------------------

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


                                                 SWANK, INC.
                                                 -----------
                                                 Registrant



                                                 /s/ Jerold R. Kassner
                                                 -------------------------------
                                                 Jerold R. Kassner,
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer





Date:   May 12, 2006
        ------------

                                  EXHIBIT INDEX
                                  -------------


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