Form 10-Q
period 2006-06-30
Swank, Inc.
filed 2006-08-14
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

_________________

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending June 30, 2006

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 1-5354

Swank, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 90 Park Avenue New York, NY (Address of principal executive offices)	04-1886990 (IRS Employer Identification Number) 10016 (Zip code)

(212) 867-2600
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

        Indicate  by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated  filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	Accelerated filer	Non-Accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2006
Common stock, $.10 par value	5,853,511

SWANK, INC.
INDEX

Page
Part I. Financial Information
Item 1. Condensed Financial Statements and Related Notes	3-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13
Part II. Other Information
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6. Exhibits	14
Signatures	15
Exhibit Index	16

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

ASSETS		(Unaudited) June 30, 2006	December 31, 2005
Current:
Cash and cash equivalents		$130		$505
Accounts receivable, less allowances
of $4,558 and $5,241, respectively		12,917		11,262
Inventories, net:
Raw materials	-			143
Work in process	1,600		1,466
Finished goods	14,932		13,266

		16,532		14,875

Prepaid and other current assets		1,067		741

Total current assets		30,646		27,383

Property, plant and equipment, net of
accumulated depreciation and amortization		448		475
Other assets		3,375		3,463

Total assets		$34,469		$31,321

LIABILITIES
Current:
Notes payable to banks		$12,828		$8,264
Current portion of long-term debt		489		1,000
Accounts payable		2,375		4,346
Accrued employee compensation		662		639
Convertible note due to related party		-		350
Other current liabilities		2,739		2,847

Total current liabilities		19,093		17,446

Long-term obligations		6,101		5,817

Total liabilities		25,194		23,263

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,105,379 and 5,908,712 shares,		611		591
respectively
Capital in excess of par value		1,804		1,460
Retained earnings		7,451		6,450
Accumulated other comprehensive (loss), net of tax		(102)		(102)
Treasury stock, at cost, 251,868 and 176,791
shares, respectively		(489)		(341)

Total stockholders' equity		9,275		8,058

Total liabilities and stockholders' equity		$34,469		$31,321

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDING JUNE 30, 2006 AND 2005
(Dollars in thousands except share and per share data)

	2006	2005
Net sales	$26,447	$22,025
Cost of goods sold	17,652	14,547

Gross profit	8,795	7,478
Selling and administrative expenses	7,393	7,098

Income from operations	1,402	380
Interest expense	401	291

Income from operations before income taxes	1,001	89
Income taxes	25	-

Net income	$976	$89

Share and per share information:
Basic net income per weighted average common share outstanding	$.17	$.02
Basic weighted average common shares outstanding	5,774,067	5,539,157
Diluted net income per weighted average common share outstanding	$.16	$.01
Diluted weighted average common shares outstanding	6,115,863	6,092,309

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDING JUNE 30, 2006 AND 2005
(Dollars in thousands except share and per share data)

_________________

	2006	2005
Net sales	$48,614	$41,268

Cost of goods sold	32,495	27,649

Gross profit	16,119	13,619

Selling and administrative expenses	14,364	13,946

(Gain) on termination of lease	-	(75)

Income (loss) from operations	1,755	(252)

Interest expense	730	530

Income (loss) from operations before income taxes	1,025	(782)

Income taxes	25	-

Net income (loss)	$1,000	$(782)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$.17	$(.14)
Basic weighted average common shares outstanding	5,757,135	5,530,823
Diluted net income (loss) per weighted average common share outstanding	$.17	$(.14)
Diluted weighted average common shares outstanding	6,115,889	5,530,823

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDING JUNE 30, 2006 AND 2005
(Dollars in thousands)

_________________

	2006	2005
Cash flows from operating activities:

Net income (loss)	$1,000	$(782)
Adjustments to reconcile net income (loss) to
net cash (used in) operations:
Depreciation and amortization	107	112
(Gain) on termination of real property lease	-	(75)
Bad debt expense	162	95

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,817)	121
(Increase) decrease in inventory	(1,657)	513
(Increase) in prepaid and other assets	(246)	(52)
(Decrease) in accounts payable, accrued and other	(2,567)	(1,378)

Increase (decrease) in other long-term obligations and deferred credits	284	(58)

Net cash (used in) operations	(4,734)	(1,504)

Cash flows from investing activities:
Capital expenditures	(35)	(23)
Premiums on life insurance	(37)	(77)

Net cash (used in) investing activities	(72)	(100)

Cash flows from financing activities:
Borrowing under revolving credit agreements	25,175	24,629
Payments of revolving credit obligations	(20,611)	(23,159)
Proceeds from stock option exercises	15	4
Treasury stock received	(148)	-

Net cash provided by financing activities	4,431	1,474

Net (decrease) in cash and cash equivalents	(375)	(130)

Cash and cash equivalents at beginning of period	505	733

Cash and cash equivalents at end of period	$130	$603

Supplemental non-cash disclosure:

Conversion of convertible note to common stock	$350

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)     The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ending June 30, 2006 and 2005. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2005 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

(2)     The following table sets forth the computation of the net income (loss) per share for the periods ending June 30, 2006 and June 30, 2005 (in thousands, except for share and per share data):

	Quarter		Six Months
	Ending June 30,		Ending June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) as reported	$976	$89	$1,000	$(782)
Add back interest expense on convertible note due to
affiliate, net of income taxes	6	6	12	-

Net income (loss) used for diluted earnings per share calculation	$982	$95	$1,012	$(782)

Denominators:
Shares used in computing basic net income (loss) per
weighted average common share outstanding	5,774,067	5,539,157	5,757,135	5,530,823
Effect of dilutive securities	341,796	553,152	358,754	-

Shares used in computing net income (loss) per
weighted average common share outstanding assuming dilution	6,115,8636	6,092,309	6,115,889	5,530,823

Basic net income (loss) per weighted average common
share outstanding	$.17	$.02	$.17	$(.14)
Diluted net income (loss) per weighted average
common share outstanding	$.16	$.01	$.17	$(.14)

For the six-month period ended June 30, 2005, the effect of including all potential common shares is anti-dilutive and therefore they are excluded from the number of shares used in the calculation.

(3)     Segment Information. We presently have one reportable segment, men’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.

(4)     Conversion of Convertible Note. During the three-month period ended June 30, 2006, the Estate of Marshall Tulin (the “Estate”) converted the Amended and Restated Convertible Promissory Note of the Company dated April 1, 2004, as amended and restated as of June 30, 2004, and payable to the order of the Estate (the “Note”) in the amount of $350,000, into 116,666 shares of the Company’s common stock, $.10 par value per share (“Common Stock”) pursuant to a formula set forth in the Note.

(5)     Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods are not restated. Stock options issued by us to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan or 1994 Non-Employee Director Plan respectively, vest immediately (see footnote H to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2005). We granted no stock options during any of the

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited) (continued)

three- or six-month periods ended June 30, 2006 or June 30, 2005 and accordingly, the adoption of SFAS 123R on January 1, 2006 had no impact on our net income during any of those periods. Additionally, since we did not grant any stock options during either of the three- or six-month periods ended June 30, 2005, there is no pro forma stock-based employee compensation expense for those periods.

        In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements but do not expect that it will have a material impact.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted in the first fiscal quarter of our fiscal year ending December 31, 2007. We are currently evaluating the effect that the adoption of SFAS 155 will have on our consolidated financial statements but do not expect that it will have a material impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are currently engaged in the importation, sale and distribution of men’s belts, leather accessories, suspenders, and men’s jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate a number of factory outlet stores primarily to distribute excess and out of line merchandise.

        Our net sales during the quarter ended June 30, 2006 increased 20% to $26,447,000 compared to $22,025,000 for the corresponding period in 2005 and, for the six-month period, increased 18% to $48,614,000 compared to $41,268,000. The increases were due to higher shipments of our jewelry, belt, and for the quarter, personal leather goods merchandise, as well as a more favorable returns adjustment recorded during the quarter (see Management’s Discussion and Analysis of Financial Condition and Results of Operations below). Gross profit for both the quarter and six-month periods increased 18% compared to the same periods last year. Gross profit expressed as a percentage of net sales decreased during the quarter to 33.3% from 34.0% but increased during the six-month period, to 33.2% from 33.0%, both as compared to the prior year. The increase in gross profit dollars was due to a more favorable sales mix resulting from the growth in our relatively high-margin jewelry business, increases in net sales of belts, and reductions in certain inventory-related expenses. Selling and administrative expenses increased $295,000 or 4.2% during the quarter primarily due to variable sales-related expenses associated with our domestic sales organization and product development, and increases in certain fringe benefit-related costs, offset in part by a reduction in an accrual associated with certain environmental matters as more fully described below in “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

        We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.

        Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. We record revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” and Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. We reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

        In accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark.

        Inventories are stated at the lower of cost (principally average cost which approximates FIFO) or market. Our inventory is somewhat fashion oriented and, as a result, is subject to risk of rapid obsolescence. We believe that our inventory has been adequately adjusted, where appropriate, and that we have adequate channels to dispose of excess and obsolete inventory.

        We determine the valuation allowance for deferred tax assets based upon projections of taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset are anticipated to reverse, and the likelihood that our deferred tax assets will be recovered.

Results of Operations

        As is customary in the fashion accessories industry, we make modifications to our merchandise lines coinciding with our Spring (January — June) and Fall (July — December) selling seasons. We believe that the results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

        Net sales for the quarter ending June 30, 2006 were $26,447,000, an increase of $4,422,000 or 20% compared to the quarter ending June 30, 2005. For the six-month period ending June 30, 2006, net sales totaled $48,614,000, an increase of $7,346,000 or 18% compared to the corresponding period last year. The increase during both the quarter and six-month periods was principally due to increased shipments of our jewelry and belt merchandise and a more favorable adjustment for customer returns, offset in part by increases in in-store markdown expenses. Net sales of our men’s jewelry merchandise increased 13% and 31% during the quarter and six-month periods ending June 30, 2006, respectively, compared to the corresponding prior year periods. The increases reflect the continued strong demand for both our private label and branded jewelry collections that has been driven largely by men’s fashion trends that accentuate dressier looks. Belt net sales

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

increased 29% and 24% for the quarter and six-month periods, respectively due mainly to increases in certain private label shipments in connection with both new business opportunities and expansion of market share associated with existing programs. During the quarter, we commenced significant shipments of our new Nautica collection of men’s accessories and further enhanced our position at several major retailers, increasing both private label and branded merchandise shipments to these customers.

        Net sales to international customers (including certain military accounts) increased $510,000 or 27% during the quarter and $200,000 or 5% for the six-moth period ended June 30, 2006 compared to the same periods last year. The increases were due primarily to shipments of branded goods made to a customer in Mexico during the quarter.

        Included in net sales for the quarter and six months ending June 30, 2006 and 2005, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $1,248,000 for the three-month and six-month periods ended June 30, 2006, compared to $814,000 for the comparable periods in 2005. The Company’s actual return experience during both the spring 2006 and spring 2005 seasons was better than anticipated compared to the reserves established at December 31, 2005 and December 31, 2004 principally due to lower than expected returns for men’s belts and personal leather goods. The reserve at December 31, 2005 was established in consideration of shipments made during the fall 2005 season associated with a variety of new merchandise programs. However, during the past few seasons, the Company has been taking steps to minimize customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods. The Company established its reserve for returns as of December 31, 2005 based on its estimate of merchandise to be received during the spring 2006 season which was generally shipped to retailers for the 2005 fall and holiday selling seasons.

Gross profit

        Gross profit for the quarter ending June 30, 2006 increased $1,317,000 or 18% and for the six-month period, increased $2,500,000 or 18%, in each case as compared to the corresponding period last year. Gross profit expressed as a percentage of net sales for the quarter was 33.3% compared to 34.0% last year and, for the six-month period, increased to 33.2% from 33.0% compared to the same period in 2005.

        The increase in gross profit during both the quarter and six-months ending June 30, 2006 was primarily due to increases in net sales, reductions in certain inventory-related expenses, and a more favorable returns adjustment (see below), offset in part by lower average initial margins, principally for men’s belts. The reduction in belt average initial margin is mainly associated with a number of certain new private label programs shipped during the quarter and six-month period which generally carried somewhat lower initial markups compared to branded merchandise. However, the net margins on these merchandise collections are typically comparable to that of other programs since such merchandise is frequently less promotional than branded products and is not subject to royalty or other license-related obligations. The decrease in inventory-control costs is due mainly to a reduction in markdowns associated with sales of out of line belts as well as lower import-related costs associated with our efforts to reduce shipping and other inventory procurement expenses.

        Included in gross profit for the quarter and six months ending June 30, 2006 and 2005, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $943,000 and $569,000 for the quarter and six-month periods ending June 30, 2006 and June 30, 2005, respectively. As described above, the increase in the gross profit adjustment in 2006 was due to generally lower returns than anticipated during the spring 2006 season and a reduction in required markdowns associated with goods returned from vendors.

Selling and Administrative Expenses

        Selling and administrative expenses for the quarter ending June 30, 2006 increased $295,000 or 4% and, for the six-month period, increased $418,000 or 3%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 28.0% and 32.2% for the quarters ending June 30, 2006 and 2005 respectively, and 29.6% and 33.8% for the six months ending June 30, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Selling expenses for the quarter increased $898,000 or 18% compared to last year’s second quarter and expressed as a percentage of net sales, decreased to 22.4% from 22.8%. For the six-month period ending June 30, 2006, selling expenses increased $844,000 or 9% and as a percentage of net sales were 22.2% compared to 24.1% for the same period last year. The increase for the quarter and year is due to increases in certain variable-selling related costs including district sales, merchandising and product development compensation, travel, in-store servicing and trade show expenses as well as substantial increases in certain fringe benefit costs, particularly group health insurance due to heavier than anticipated employee medical claims during the quarter.

        We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $838,000 or 3.2% percent of net sales compared to $679,000 or 3.1% of net sales for the quarters ending June 30, 2006 and 2005, respectively. Advertising and promotion expenses, including cooperative advertising, for the six months ending June 30, 2006 were $1,560,000 or 3.3% of net sales compared to $1,335,000 or 3.2% of net sales for the  corresponding period last year. The increase during both periods is due to additional expenditures based on a percentage of net sales made in support of certain of our licensed tradenames.

        For the quarter and six-months ending June 30, 2006, administrative expenses decreased $603,000 or 29% and $426,000 or 11%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 5.6% and 9.4% for the quarters ending June 30, 2006 and 2005, respectively, and 7.4% and 9.7% for the six months ending June 30, 2006 and 2005, respectively. The decrease in administrative expenses for both the quarter and six-month periods was mainly due to reductions in administrative compensation, professional fees, and data processing maintenance and rental charges as well as the reduction of an accrual related to certain environmental matters (see “Liquidity and Capital Resources”), all offset in part by increases in certain fringe benefit expenses, especially group health insurance.

Interest Expense

        Net interest expense for the quarter and six-month periods ending June 30, 2006 increased by $110,000 and $200,000 respectively, compared to the same periods in 2005. The increases were mainly due to both higher average borrowings and interest rates during the periods ended June 30, 2006. Average outstanding borrowings increased by approximately 12% during both the quarter and six-month periods due to increases in average inventory and accounts receivable investment associated with higher net sales during the periods. Our average borrowing cost increased approximately 200 basis points for both the quarter and six-months ended June 30, 2006 compared to the same periods last year due to increases generally in short-term interest rates.

Provision for Income Taxes

        We recorded a $25,000 current income tax provision on our net income during the quarter and six-month periods ended June 30, 2006. We recorded no current income tax provision or benefit on our net income or loss during either of the periods ended June 30, 2005. We have been recording a valuation reserve against all of the deferred tax assets we generate due to the uncertainty as to whether we will generate sufficient taxable income to allow us to benefit from these assets. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The Company’s working capital increased by $1,616,000 during the six-month period ending June 30, 2006 compared to a decrease of $621,000 for the six months ending June 30, 2005. The increase during the current year is mainly due to increases in net inventory and accounts receivable investment in connection with higher net sales during the six months ended June 30, 2006, as well as a decrease in accounts payable balances. These working capital increases were partially offset by higher bank borrowings under our revolving credit agreement during the period. As discussed above, our bank borrowings generally increase in advance of and during periods of rising sales as we finance the working capital requirements associated with those sales. The decrease in working capital for the period ending June 30, 2005 was principally due to a decrease in net accounts receivable and inventories, and increases in short-term borrowings and accounts payable, offset in part by decreases in accrued employee compensation and other current liabilities and current portion of long term debt.

        Cash used in operations during the six months ending June 30, 2006 totaled $4,734,000 compared to cash used in operations of $1,504,000 for the corresponding period last year. Cash was used in operations this year mainly to fund additional inventory and accounts receivable investments in connection with the increase in sales as well as decreases in accounts payable and other accrued liabilities, all offset partially by net income and depreciation and amortization.

        Cash used in operations during the first six months of 2005 reflects the net loss for the period, decreases in accounts payable and other current liabilities, and increases in prepaid and other current assets offset in part by reductions in net accounts receivable and inventory.

        Cash used in investing activities was $72,000 for the six-month period ending June 30, 2006 compared to cash used of $100,000 for the six-month period ending June 30, 2005. In both periods, cash was used for capital expenditures and premiums on certain life insurance contracts owned by the Company.

        Cash provided by financing activities for the six months ending June 30, 2006 and June 30, 2005 was $4,431,000 and $1,474,000, respectively, reflecting in both years net borrowings under our revolving credit agreement. The proceeds were used to fund the Company’s net working capital requirements.

        In the ordinary course of business, we are contingently liable for performance under letters of credit. At June 30, 2006, outstanding letters of credit totaled $146,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

        The following chart summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,177	$2,249	$4,234	$3,538	$156

Minimum royalty and advertising payments required
under License Agreements	23,680	7,877	15,053	750	-

Postretirement benefits	4,689	449	939	965	2,336

Deferred compensation	614	265	244	105	-

Total	$39,160	$10,840	$20,470	$5,358	$2,492

        We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executives’ employment and, under certain circumstances, for a period of time following their termination.

        During the quarter and six-months ended June 30, 2006, there were no material changes outside the ordinary course of business in the contractual obligations set forth in the above chart.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

        During the quarter ended June 30, 2006, we completed the sale of our former jewelry manufacturing facility located in Attleboro, Massachusetts to the Attleboro Redevelopment Authority (the “ARA”), which purchased the property for nominal consideration. We ceased jewelry manufacturing operations in March 2000 but maintained certain office and storage space at the Attleboro location through the fourth quarter of 2004. The completion of the sale had no impact on the results of our operations or on our financial condition for either the quarter or six-months ended June 30, 2006. However, during the quarter we reduced certain accruals associated with environmental-related matters by $233,000 following our assessment of the risks associated with the Attleboro transaction in light of the ARA’s contractual obligations in connection with the remediation of the Attleboro facility. While the sale should result in a reduction in certain facility maintenance and building operations costs going forward, we anticipate that these savings will not have a material affect on the results of our operations or on our financial condition.

“Forward Looking Statements”

        Certain of the preceding paragraphs contain “forward looking statements” which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers should note that these statements may be impacted by, and the Company’s actual performance may vary as a result of, a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by our customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        During the quarter and six-months ended June 30, 2006, there were no material changes in the information called for by this item from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.   Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

        There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (a)               During the three-month period ended June 30, 2006, the Estate of Marshall Tulin (the “Estate”) converted the Amended and Restated Convertible Promissory Note of the Company dated April 1, 2004, as amended and restated as of June 30, 2004, and payable to the order of the Estate (the “Note”) in the amount of $350,000, into 116,666 shares of the Company’s common stock, $.10 par value per share (“Common Stock”) pursuant to a formula set forth in the Note.

        The Company is relying on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the issuance of the shares of Common Stock. The Estate has represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the conversion of the Note have been acquired for its own account, for investment only and not with a view to the resale or distribution thereof; and understand that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. The Estate has also represented that it has knowledge and experience in financial and business matters; that it is capable of evaluating the merits and risks of its investment in the shares of Common Stock; has adequate means of providing for its current needs and possible future contingencies; is able to bear the economic risks of its investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of its investment in the shares of Common Stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as it has requested. A Securities Act restrictive legend is placed on each certificate representing the shares of Common Stock and stop transfer instructions are placed on such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

    (b)       Not applicable.

    (c)       Not applicable.

Item 6.    Exhibits

Exhibit Number 31.01 31.02 32.01
Description

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

Date:   August 14, 2006

EXHIBIT INDEX

Exhibit Number 31.01 31.02 32.01
Description

Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.