Form 10-Q
period 2006-09-30
Swank, Inc.
filed 2006-11-14
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

_________________

(Mark One)
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending September 30, 2006

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

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2006
Common stock, $.10 par value	6,074,699

SWANK, INC.
INDEX

Page No.
Part I. Financial Information

Item 1. Condensed Financial Statements and Related Notes	3 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II. Other Information

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	17

Signatures	18

Exhibit Index	19

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

	September 30, 2006
ASSETS	(Unaudited)	December 31, 2005
Current:
Cash and cash equivalents	$337	$505
Accounts receivable, less allowances
of $6,032 and $5,241, respectively	21,407	11,262
Inventories, net:
Raw materials	-	143
Work in process	2,092	1,466
Finished goods	18,790	13,266

	20,882	14,875
Prepaid and other current assets	1,022	741

Total current assets	43,648	27,383
Property, plant and equipment, net of
accumulated depreciation and amortization	418	475
Other assets	3,398	3,463

Total assets	$47,464	$31,321

LIABILITIES
Current:
Notes payable to banks	$20,553	$8,264
Current portion of long-term debt	491	1,000
Accounts payable	3,438	4,346
Accrued employee compensation	1,341	639
Convertible note due to related party	-	350
Other current liabilities	3,172	2,847

Total current liabilities	28,995	17,446

Long-term obligations	6,182	5,817

Total liabilities	35,177	23,263

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares	-	-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,305,379 and 5,908,712 shares, respectively	631	591
Capital in excess of par value	1,818	1,460
Retained earnings	10,545	6,450
Accumulated other comprehensive (loss), net of tax	(102)	(102)
Treasury stock, at cost, 305,680 and 176,791 shares, respectively	(605)	(341)

Total stockholders' equity	12,287	8,058

Total liabilities and stockholders' equity	$47,464	$31,321

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDING SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands except share and per share data)

_________________

	2006	2005
Net sales	$33,172	$25,934

Cost of goods sold	21,560	17,649

Gross profit	11,612	8,285

Selling and administrative expenses	8,003	7,035

Income from operations	3,609	1,250

Interest expense	455	335

Income from operations before income taxes	3,154	915

Income taxes	59	-

Net income	$3,095	$915

Share and per share information:
Basic net income per weighted average common share outstanding	$.52	$.16
Basic weighted average common shares outstanding	5,943,907	5,687,072
Diluted net income per weighted average common share outstanding	$.51	$.15
Diluted weighted average common shares outstanding	6,020,953	6,223,120

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.CONDENSED
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands except share and per share data)

_________________

	2006	2005
Net sales	$81,786	$67,202

Cost of goods sold	54,055	45,298

Gross profit	27,731	21,904

Selling and administrative expenses	22,367	20,981

(Gain) on termination of lease	-	(75)

Income from operations	5,364	998

Interest expense	1,185	865

Income from operations before income taxes	4,179	133

Income taxes	84	-

Net income	$4,095	$133

Share and per share information:
Basic net income per weighted average common share outstanding	$.70	$.02
Basic weighted average common shares outstanding	5,819,392	5,594,017
Diluted net income per weighted average common share outstanding	$.69	$.02
Diluted weighted average common shares outstanding	5,960,258	5,918,109

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.CONDENSED
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

_________________

	2006	2005
Cash flows from operating activities:

Net income	$4,095	$133
Adjustments to reconcile net income to
net cash (used in) operations:
Depreciation and amortization	157	164
(Gain) on termination of real property lease	-	(75)
Bad debt expense	227	180

Changes in assets and liabilities
(Increase) in accounts receivable	(10,372)	(6,188)
(Increase) in inventory	(6,007)	(1,266)
(Increase) in prepaid and other assets	(160)	(5)
(Decrease) increase in accounts payable, accrued and other liabilities	(390)	427
Increase (decrease) in other long-term obligations and deferred credits	365	(3)

Net cash (used in) operating activities	(12,085)	(6,633)

Cash flows from investing activities:
Capital expenditures	(34)	(32)
Premiums on life insurance	(122)	(157)

Net cash (used in) investing activities	(156)	(189)

Cash flows from financing activities:
Borrowing under revolving credit agreements	42,326	34,197
Payments of revolving credit obligations	(30,037)	(27,207)
Proceeds from stock option exercises	48	48
Treasury stock received	(264)	(106)

Net cash provided by financing activities	12,073	6,932

Net (decrease) increase in cash and cash equivalents	(168)	110

Cash and cash equivalents at beginning of period	505	733

Cash and cash equivalents at end of period	$337	$843

Supplemental non-cash disclosure:

Conversion of convertible note to common stock	$350	-

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)     The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ending September 30, 2006 and 2005. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2005 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.

(2)     The following table sets forth the computation of the net income per share for the periods ending September 30, 2006 and September 30, 2005 (in thousands, except for share and per share data):

	Quarter Ending September 30,		Nine Months Ending September 30,
	2006	2005	2006	2005
Numerator:
Net income as reported	$3,095	$915	$4,095	$133
Add back interest expense on convertible note due to affiliate, net of
income taxes	-	6	12	-

Net income used for diluted earnings per share calculation	$3,095	$921	$4,107	$133

Denominators:
Shares used in computing basic net income per weighted average
common share outstanding	5,943,907	5,687,072	5,819,392	5,594,017
Effect of dilutive securities	77,046	536,048	140,866	324,092

Shares used in computing net income per weighted average common
share outstanding assuming dilution	6,020,953	6,223,120	5,960,258	5,918,109

Basic net income per weighted average common share outstanding	$.52	$.16	$.70	$.02
Diluted net income per weighted average common share outstanding	$.51	$.15	$.69	$.02

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

(4)     Conversion of Convertible Note. On June 30, 2006, the Estate of Marshall Tulin (the “Estate”) converted the Amended and Restated Convertible Promissory Note of the Company dated April 1, 2004, as amended and restated as of June 30, 2004, and payable to the order of the Estate (the “Note”) in the amount of $350,000, into 116,666 shares of the Company’s common stock, $.10 par value per share (“Common Stock”) pursuant to a formula set forth in the Note.

(5)     Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods are not restated. Stock options issued by us to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan (the “1998 Plan”) or 1994 Non-Employee Director Plan (the “1994 Director Plan”) respectively, vested immediately (see footnote H to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2005). We did not grant any stock options during either of the three or nine-month periods ended September 30, 2006.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited) (continued)

        Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation cost related to stock options granted during the third quarter of 2005 was not reflected in net income, as all such options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The options granted during the quarter ended September 30, 2005 were non-qualified option grants issued under the 1994 Director Plan.

        The following table illustrates the effect on net income and earnings per share for the quarter and nine months ended September 30, 2005, as if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the grant of stock options:

	Quarter ending	Nine months ending
(Dollars in thousands except per share amounts)	September 30, 2005	September 30, 2005

Net income as reported	$ 915	$ 133
Add: Stock-based employee compensation included in reported net income, net of
related tax effects	-	-
Deduct: Total stock-based employee compensation determined under fair value based
method for all awards, net of related tax effects	(4)	(4)

Pro forma net income	$ 911	$ 129

Basic net income per common share as reported	$ .16	$ .02
Basic net income per common share pro forma	.16	.02
Diluted net income per common share as reported	$ .15	$ .02
Diluted net income per common share pro forma	.15	.02

        The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of the award granted during the third quarter of 2005:

September 30, 2005
Proforma

Expected volatility	99.0%
Weighted average volatility	99.0%
Risk free rate	6.5%
Expected life (in years)	5.0
Expected dividend yield	-

        The expected volatility was based on historical volatility for a period approximating the award’s expected life. The risk-free rate was based on the U.S. Treasury Bill rate in effect at the time of grant. The expected life (estimated period of time outstanding) of awards granted was estimated using the historical exercise behavior of employees. Under the terms of our loan agreement with Wells Fargo Foothill, Inc., we are prohibited from paying dividends.

Stock Options

        In 1994, we established the 1994 Director Plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan were for a period of five years and are immediately exercisable. In April 1998, our stockholders approved the 1998 Plan which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately. Under the 1998 Plan, 375,000 shares remain available for future grants.

        A summary of option activity under the stock-based compensation plans as of September 30, 2006 and changes during the nine-months ended September 30, 2006, is detailed below:

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited) (continued)

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (years)	thousands
Outstanding at December 31, 2005	363,334	$ .19	.93	$ 440
Granted	-	-	-	-
Exercised	(280,001)	$.17	-	$ 751
Forfeited/ Expired	-	-	-	-

Outstanding at September 30, 2006	83,333	$ .23	.36	$ 314

Vested or expected to vest at September 30, 2006	83,333	$ .23	.36	$ 314
Exercisable at September 30, 2006	83,333	$ .23	.36	$ 314

        All options granted under the both the 1998 Plan and the 1994 Director Plan are vested as of September 30, 2006.

        The table above reflects 275,000 option shares exercised under the 1998 Plan at $.17 per share and 5,001 option shares exercised under the 1994 Director Plan at prices ranging from $.18 to $.37 per share during the nine months ended September 30, 2006. At September 30, 2006, there were 75,000 option shares issued, outstanding and exercisable at $.17 per share under the 1998 Plan and 8,333 option shares issued, outstanding, and exercisable at prices ranging from $.18 to $1.60 per share under the 1994 Director Plan.

(6)     Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements but do not expect that it will have a material impact.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS 157 but do not presently anticipate it will have a material effect on our consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability on its consolidated balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. SFAS 158 also modifies the required disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS 158 on our consolidated financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are assessing the impact of adopting SAB 108 but do not presently anticipate that it will have a material effect on our consolidated financial position or results of operations.

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

        Our net income for the quarter and nine-month periods ended September 30, 2006 was $3,095,000 and $4,095,000 respectively, compared to $915,000 and $133,000, respectively, for the corresponding periods last year. The increase in net income in both periods was primarily due to higher net sales. Net sales during the quarter increased 28% to $33,172,000 compared to $25,934,000 for the corresponding period in 2005 and, for the nine-month period, increased 22% to $81,786,000 compared to $67,202,000. The increase in both periods was due to higher shipments of our jewelry, belt, and personal leather goods merchandise and a decrease in the provision for customer returns, offset in part by an increase in in-store markdown expense (see discussion under Net Sales below). Gross profit for the quarter and nine-month periods increased 40% and 27% respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales increased during the quarter to 35.0% from 31.9% and to 33.9% from 32.6%, during the nine-month period, both as compared to the prior year. The increase in gross profit was due to higher net sales as well as reductions in product sourcing-related costs, primarily inbound freight. Selling and administrative expenses increased $968,000 or 13.8% during the quarter and $1,386,000 or 7% for the nine-month period primarily due to variable sales-related expenses, increases in product development costs, and increases in certain fringe benefit-related expenses.

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

        Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. We record revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” and Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. We reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

Net Sales

        Net sales for the quarter ending September 30, 2006 increased 28% to $33,172,000, and for the nine-month period, increased 22% to $81,786,000, both as compared to the corresponding periods last year. The increase during the both the quarter and nine-month periods was principally due to higher shipments of our jewelry, personal leather goods, and belt merchandise and a reduction in accrued returns, offset partially by higher in-store markdown expenses. The increase for the nine-month period ending September 30, 2006 was also due to a more favorable adjustment associated with customer returns actually received during our spring season compared to the allowance established at the end of the preceding fiscal year.

        Net sales of the our jewelry merchandise increased 34% and 32% during the quarter and nine-month periods ending September 30, 2006, respectively, compared to the corresponding prior year periods. The increases reflect initial shipments of certain new branded merchandise including our “Donald Trump”, and “Chaps” jewelry collections during the quarter, as well the continuing strength of the jewelry business generally. Men’s fashion trends have accentuated dressier looks featuring, among other things, French-cuff shirts that have increased the demand for both our branded and private-label jewelry lines. Net sales of our personal leather goods merchandise increased 42% during the quarter and 17% for the nine-month period. The increase in both periods was driven principally by the ongoing roll-out of our new “Nautica” personal leather goods and gift collections and higher shipments of certain private-label merchandise for a major department store customer. Belt net sales increased 23% for both the quarter and nine-month periods due mainly to increases in shipments of private label merchandise associated with several new business opportunities; shipments of our new “Nautica” collection of belts; and higher shipments to certain existing customers reflecting an expansion of our market share at those accounts.

        Net sales to international customers (including certain military accounts) increased $452,000 or 21% during the quarter and $652,000 or 11% for the nine-moth period ended September 30, 2006 compared to the same periods last year. The increase during the quarter was due primarily to shipments of branded merchandise to certain customers in Canada and Mexico. Shipments to international customers accounted for 8% of net sales during both the quarter and nine-months ended September 30, 2006, approximately the same as last year.

        Included in net sales for the nine months ending September 30, 2006 and 2005, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $1,248,000 for the nine-month period ended September 30, 2006, compared to $814,000 for the comparable period in 2005. Our actual return experience during both the spring 2006 and spring 2005 seasons was better than anticipated compared to the reserves established at December 31, 2005 and December 31, 2004 principally due to lower than expected returns for men’s belts and personal leather goods. The reserve at December 31, 2005 was established in consideration of shipments made during the fall 2005 season associated with a variety of new merchandise programs. However, during the past few seasons, we have been taking steps to minimize customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods. We established our reserve for returns as of December 31, 2005 based on our estimate of merchandise to be received during the spring 2006 season which was generally shipped to retailers for the 2005 fall and holiday selling seasons.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit

        Gross profit for the quarter ending September 30, 2006 increased $3,327,000 or 40% and for the nine-month period, increased $5,827,000 or 27%, in each case as compared to the corresponding period last year. Gross profit expressed as a percentage of net sales for the quarter was 35.0% compared to 31.9% last year and, for the nine-month period, increased to 33.9% from 32.6% compared to the same period in 2005.

        The increase in gross profit during both the quarter and nine-months ending September 30, 2006 was primarily due to increases in net sales and reductions in certain product sourcing-related costs, primarily in-bound freight, offset in part by increases in inventory-control costs. Average initial margins for our belt merchandise decreased during both the quarter and nine-month period compared to last year mainly due to certain new private label programs that were shipped during those periods that generally carry a lesser markup compared to our branded merchandise. Private label programs are frequently less promotional than branded goods and are not subject to royalty or other license-related obligations. The improvement in gross profit as a percentage of net sales is mainly due to the increase in net sales since certain product-related costs included in gross profit may contain a fixed component and accordingly, do not increase proportionally with sales.

        Included in gross profit for the nine months ending September 30, 2006 and 2005, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $943,000 and $569,000 for the nine-month periods ending September 30, 2006 and September 30, 2005, respectively. As described above, the increase in the gross profit adjustment in 2006 was due to generally lower returns than anticipated during the spring 2006 season and a reduction in required markdowns associated with goods returned from vendors.

Selling and Administrative Expenses

        Selling and administrative expenses for the quarter ending September 30, 2006 increased $968,000 or 13.8% and, for the nine-month period, increased $1,386,000 or 7%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 24.1% and 27.1% for the quarters ending September 30, 2006 and 2005 respectively, and 27.3% and 31.2% for the nine months ending September 30, 2006 and 2005, respectively.

        Selling expenses for the quarter increased $965,000 or 19% compared to last year but, expressed as a percentage of net sales, decreased to 18.2% from 19.5%. For the nine-month period ending September 30, 2006, selling expenses increased $1,809,000 or 12% and as a percentage of net sales declined to 20.5% compared to 22.3% for the same period last year. The increase for the quarter and year is due to increases in certain variable-selling related costs including expenditures made in connection with our various license agreements, district sales, merchandising and product development compensation, travel expenses, and certain fringe benefit costs.

        We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $912,000 compared to $766,000 last year or approximately 3% of net sales for each the quarters ending September 30, 2006 and 2005, respectively. Advertising and promotion expenses, including cooperative advertising, for the nine months ending September 30, 2006 were $2,474,000 compared to $2,102,000 for the corresponding period last or 3% of net sales for each of the nine-month periods. The increase during both periods was due to additional expenditures based on a percentage of net sales made in support of certain of our licensed tradenames.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Administrative expenses for the quarter ending September 30, 2006 were approximately even with the prior year and for the nine-month period, decreased $423,000 or 7%. Administrative expenses expressed as a percentage of net sales were 6.0% and 7.6% for the quarters ending September 30, 2006 and 2005, respectively, and 6.8% and 8.9% for the nine months ending September 30, 2006 and 2005, respectively. During the quarter, increases in certain fringe benefit costs were offset by reductions in administrative compensation, general insurance and professional fees expenses. The decrease in administrative expenses for the nine-month period was mainly due to reductions in administrative compensation, professional fees, general insurance expense, and an accrual related to certain environmental matters (see “Liquidity and Capital Resources”), all offset in part by increases in certain fringe benefit expenses.

Interest Expense

        Net interest expense for the quarter and nine-month periods ending September 30, 2006 increased by $120,000 or 36% and $320,000 or 37%, respectively, compared to the same periods in 2005. The increases were due to both higher average borrowings and interest rates during 2006. Average outstanding bank borrowings increased by approximately 15% during the quarter and 13% during the nine-month period due to increases in average inventory and accounts receivable investment associated with higher net sales during those periods. Average interest rates on our bank borrowings increased approximately 180 basis points for the quarter and approximately 190 basis points for the nine-months ended September 30, 2006 compared to the same periods last year due to increases generally in short-term interest rates.

Provision for Income Taxes

        We recorded a current income tax provision of $59,000 and $84,000 on our net income during the quarter and nine-month periods ended September 30, 2006, respectively. We recorded no current income tax provision on our net income during either of the corresponding periods in 2005. We have been recording a valuation reserve against all of the deferred tax assets we generate due to the uncertainty as to whether we will generate sufficient taxable income to allow us to benefit from these assets. The amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or loss for future years are revised based on actual results.

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

        The Company’s working capital increased by $4,716,000 during the nine-month period ending September 30, 2006 compared to an increase of $293,000 for the nine months ending September 30, 2005. The increase in 2006 is mainly due to increases in net accounts receivable and net inventory investment in connection with seasonal increases in net sales during the nine-month period ended September 30, 2006 and decreases in accounts payable and other current liabilities, all offset in part by an increase in bank borrowings under our revolving credit agreement. Our bank borrowings generally increase in advance of and during periods of rising sales as we finance the working capital requirements associated with those sales. The increase for the period ended September 30, 2005 was principally due to increases in net accounts receivable and net inventories and a decrease in other current liabilities offset largely by increases in bank borrowings and accounts payable. Accounts receivable and inventory investment both increased substantially in 2006 relative to the prior year due to sales increases during the period. The increase in our net inventories was also affected this year by the launch of several new merchandise programs that required sufficient investment for both start-up and replenishment orders.

        Cash used in operations during the nine months ending September 30, 2006 totaled $12,085,000 compared to cash used in operations of $6,633,000 for the corresponding period last year. Cash was used in operations this year mainly to fund additional inventory and accounts receivable investments in connection with the increase in sales as well as decreases in accounts payable and other accrued liabilities, all offset partially by net income and depreciation and amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Cash used in operations during the nine months ended September 30, 2005 reflects increases in our accounts receivable and inventory investment, offset in part by cash provided from net income for the period, depreciation and amortization, decreases in other non-current assets, and increases in accounts payable and other accrued liabilities.

        Cash used in investing activities was $156,000 for the nine-month period ending September 30, 2006 compared to cash used of $189,000 for the nine-month period ending September 30, 2005. In both periods, cash was used for capital expenditures and premiums on certain life insurance contracts owned by the Company.

        Cash provided by financing activities for the nine months ending September 30, 2006 and September 30, 2005 was $12,073,000 and $6,932,000, respectively, reflecting in both years principally net borrowings under our revolving credit agreement. The proceeds of bank borrowings were used to fund our net working capital requirements.

        In the ordinary course of business, we are contingently liable for performance under letters of credit. At September 30, 2006, outstanding letters of credit totaled $146,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

        The following chart summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,177	$ 2,249	$ 4,234	$3,538	$ 156

Minimum royalty and advertising payments
required under License Agreements	23,680	7,877	15,053	750	-

Postretirement benefits	4,689	449	939	965	2,336

Deferred compensation	614	265	244	105	-

Total	$39,160	$10,840	$20,470	$5,358	$2,492

        We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executives’ employment and, under certain circumstances, for a period of time following their termination.

        During the quarter and nine-months ended September 30, 2006, there were no material changes outside the ordinary course of business in the contractual obligations set forth in the above chart.

        During the quarter ended June 30, 2006, we completed the sale of our former jewelry manufacturing facility located in Attleboro, Massachusetts to the Attleboro Redevelopment Authority (the “ARA”), which purchased the property for nominal consideration. We ceased jewelry manufacturing operations in March 2000 but maintained certain office and storage space at the Attleboro location through the fourth quarter of 2004. The completion of the sale had no impact on the results of our operations or on our financial condition for either the quarter or nine-months ended September 30, 2006. However, during the quarter ended June 30, 2006 we reduced certain accruals associated with environmental-related matters by $233,000 following our assessment of the risks associated with the Attleboro transaction in light of the ARA’s contractual obligations in connection with the remediation of the Attleboro facility. While the sale should result in a reduction in certain facility maintenance and building operations costs going forward, we anticipate that these savings will not have a material affect on the results of our operations or on our financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        During the quarter and nine-months ended September 30, 2006, there were no material changes in the information called for by this item from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.   Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

        There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)        Not applicable.

        (b)        Not applicable.

        (c)        Issuer Purchases of Equity Securities.

The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended September 30, 2006:

Period	(a) Total Number of Shares (or Units ) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2006 -	--	--	--	--
July 31, 2006

August 1, 2006 -	--	--	--	--
August 31, 2006

September 1, 2006	53,812	$ 2.16	--	--
September 30, 200

Total	53,812	$ 2.16	--	--

_________________ (1) These shares of Common Stock were repurchased by us in a private transaction.

Item 4.   Submission of Matters to a Vote of Security Holders

        The Company’s 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on August 24, 2006. At the Annual Meeting, stockholders:

(a)	Elected the following directors to serve as Class II directors of the Company until the Company’s 2008 Annual Meeting of Stockholders and until election and qualification of their respective successors by the following vote:

Director	For	Withheld
John Tulin	5,131,521	65,097
John J. Macht	5,182,571	14,047

(b)	Approved the appointment of BDO Seidman LLP as the independent accountants of the Company for the fiscal year ended December 31, 2006 by the following vote:

For	Against	Abstain
5,169,102	20,083	7,433

Item 6.    Exhibits

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC. Registrant

/s/ Jerold R. Kassner Jerold R. Kassner, Senior Vice President, Chief Financial Officer and Treasurer

Date:   November 14, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Senior Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.