Form 10-K
period 2006-12-31
Swank, Inc.
filed 2007-04-02
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

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

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes No .

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No .

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /   /

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated Filer             Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No .

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the close of business on June 30, 2006: $8,826,276.

                  The number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 6,074,699 shares of Common Stock as of the close of business on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements.

                  In order to keep stockholders and investors informed of the future plans of Swank, Inc. (which is referred to alternatively in this Form 10-K as the “Company,” “we,” “us,” and/or “our”), this Form 10-K contains and, from time to time, other reports and oral or written statements issued by us may contain, forward-looking statements concerning, among other things, our future plans and objectives that are or may be deemed to be “forward-looking statements.” Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Our forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by our customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. We assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.          Business.

General

                  The Company was incorporated on April 17, 1936. We are engaged in the importation, sale and distribution of men’s accessories under the names “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Claiborne”, “Guess?", “Ted Baker”, “Donald Trump”, “Tumi”, “Chaps”, “Steve Harvey” and “Pierre Cardin”, among others.

Products

                  Men’s leather accessories, principally belts, wallets and other small leather goods, including billfolds, key cases, card holders and other items, and men’s jewelry, principally cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, are distributed under the names “Geoffrey Beene”, “Claiborne”, “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Guess?", “Ted Baker”, “Tumi” and “Swank”. We also distribute jewelry under the names “Donald Trump” and “Chaps”, suspenders under the names “Geoffrey Beene”, “Claiborne”, “Tommy Hilfiger” and “Pierre Cardin”, and men’s leather accessories under the name “Pierre Cardin”; jewelry and belts under the name “Steve Harvey”; and various products for customers’ private labels.

                  As is customary in the men’s fashion accessories industry, substantial percentages of our sales and earnings occur in the months of September, October and November, during which we make significant shipments of our products to retailers for sale during the holiday season. Our bank borrowings typically are at a peak during these months corresponding with our peak working capital requirements.

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

Sales and Distribution

                 Our customers are primarily major retailers within the United States. In fiscal 2006, net sales to our three largest customers, Federated Department Stores, Inc. (“Federated”), Kohl’s Department Stores (“Kohl’s”) and TJX Companies, Inc. (“TJX”), accounted for approximately 24%, 13%, and 10%, respectively, of our net sales. In both fiscal 2005 and fiscal 2004, Federated, TJX and Kohl’s accounted for approximately 23%, 10% and 10%, respectively, of net sales. No other customer accounted for more than 10% of net sales during fiscal years 2006, 2005 or 2004. Exports to foreign countries accounted for approximately 7%, 8%, and 7% of net sales in fiscal years 2006, 2005 and 2004, respectively.

                  At March 13, 2007, we had unfilled orders of approximately $11,298,000 compared with approximately $6,273,000 at March 13, 2006. The increase in our order backlog is primarily due to orders that have been received for shipment during our spring selling season, particularly for certain belt, personal leather goods, and jewelry merchandise programs that were introduced mainly during the fall of 2006. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of placement by our customers of orders from year-to-year. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

                  Approximately 31 salespeople and district managers are engaged in the sale of our products working out of sales offices located in New York, NY and Atlanta, GA. In addition, at December 31, 2006 we sold certain of our products through 5 company-owned factory outlet stores in 5 states.

Manufacturing

                  We source all of our products from third-party vendors. We discontinued jewelry manufacturing operations in 2001 and, during the fourth quarter of fiscal 2003, also ceased manufacturing operations at our former belt and suspender manufacturing facility located in Norwalk, Connecticut. We refer to Footnote I of the Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the cessation of the Norwalk manufacturing operations.

                  We purchase substantially all of our small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on our small leather goods business in the short-term depending upon our inventory position and the seasonal shipping requirements at that time. However, we have identified alternative sources for small leather goods that could be utilized within several months. We also purchase finished belts and other accessories from a number of suppliers in the United States and abroad. We believe that alternative suppliers are readily available for substantially all such purchased items.

Advertising Media and Promotion

                  Substantial expenditures on advertising and promotion are an integral part of our business. We spent approximately 3.8% of net sales on advertising and promotion in 2006, of which approximately 2.4% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

                  The businesses in which we are engaged are highly competitive. We compete with, among others, Cipriani, Perry Ellis International, Inc., Randa Accessories, Fossil, Tandy Brands Accessories, Inc., and retail private label programs in men’s belts; Tandy Brands Accessories, Inc., Cipriani, Fossil, Mundi-Westport, Randa Accessories and retail private label programs in small leather goods; and David Donahue in men’s jewelry. Our ability to continue to compete will depend largely upon our ability to create new designs and products, to meet the increasing service and technology requirements of our customers and to offer consumers high quality merchandise at popular prices.

Patents, Trademarks and Licenses

                  We own the rights to various patents, trademarks, trade names and copyrights. We also have exclusive licenses in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of our product offerings as follows:

•	Men's leather accessories and costume jewelry under the names "Kenneth Cole", "Tommy Hilfiger", "Nautica", "Geoffrey Beene", "Claiborne", "Guess?", "Ted Baker", "Chaps", and "Tumi".

•	Men’s leather accessories under the name “Pierre Cardin”.

•	Men’s jewelry under the name “Donald Trump.”

•	Men’s belts and jewelry under the name “Steve Harvey.”

        Our “Pierre Cardin”, “Geoffrey Beene”, “Claiborne” and “Tommy Hilfiger” agreements also permit us to distribute and sell suspenders. Our “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Claiborne”, “Guess?", “Ted Baker”, “Chaps”, “Pierre Cardin”, “Donald Trump”, “Tumi” and “Steve Harvey” licenses collectively may be considered material to our business. We do not believe that our business is materially dependent on any one license agreement.

        Our license agreements generally specify percentage royalties, minimum royalty payments and minimum advertising and promotion expenditures, and expire at various times from 2007 through 2010. Our “Claiborne” license provides for percentage royalty payments not exceeding 6% of net sales, our “Geoffrey Beene”, “Tommy Hilfiger”, “Pierre Cardin”, and “Nautica” licenses provide for percentage royalty payments not exceeding 7% of net sales; our “Kenneth Cole”, “Ted Baker” and “Guess?” licenses provide for percentage royalty payments not exceeding 8% of net sales; our “Donald Trump” license provides for percentage royalty payments not exceeding 9% of net sales; our “Tumi” licenses provide for percentage royalty payments not exceeding 10% of net sales; our “Chaps” license provides for percentage royalty payments not exceeding 10.5% of net sales; and our “Steve Harvey” license provides for percentage royalty payments not exceeding 12% of net sales. Our “Guess?” jewelry license expires December 31, 2007; our “Geoffrey Beene” license expires June 30, 2008; our “Steve Harvey” license expires on July 31, 2008; our “Kenneth Cole”, “Tommy Hilfiger”, “Claiborne”, “Guess?” personal leather goods, “Nautica”, “Ted Baker” and “Donald Trump” licenses expire December 31, 2008; our “Pierre Cardin” licenses expire December 31, 2009; our “Chaps” license expires March 31, 2009; our “Tumi” belt and jewelry license expires April 25, 2010; and our “Tumi” personal leather goods license expires July 25, 2010. We regularly assess the status of our license agreements and anticipate renewing those contracts scheduled to expire in 2007, subject to the negotiation of terms and conditions mutually satisfactory to our licensors and us.

Employees

        We have approximately 260 employees, of whom approximately 159 are warehouse and distribution employees. None of these employees are represented by labor unions and we believe our relationship with our employees to be satisfactory.

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

We face intense competition in the men’s’ accessories industry.

        The men’s accessories business is highly competitive. We compete with a large number of both domestic and foreign manufacturers, designers and distributors of branded products, as well as private label programs for retailers. Many of these manufacturers, designers, distributors and retailers may be larger and have greater resources than we do. We believe that our ability to effectively compete depends on a number of factors, including the following:

•	maintaining and expanding our group of highly recognizable licensed brands;
•	designing and developing products and packaging that have strong and broad appeal to consumers;
•	pricing products appropriately and providing strong marketing support for them;
•	meeting the service and technology interface requirements of our customers;
•	anticipating and responding to changing customer tastes in a timely manner; and
•	obtaining access to retail outlets and sufficient floor space for our products.

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

Our licenses are important to us.

        We are the licensee under a number of licenses with both domestic and foreign designers and others. A substantial portion of our revenues derive from the sale of products under trademarks and tradenames which we license from third parties and we believe that licenses as a whole are material to our operations. While we believe we can replace our licenses with others that would provide us with the ability to sell product lines under new trademarks and tradenames, the loss of our licenses, or any number of them comprising a significant portion of our business, could have an adverse effect, at least in the short-term, on the results of our operations.

We are dependent on a limited number of customers for a large portion of our revenues.

        Net sales to our four largest customers totaled approximately 53% of our net sales in fiscal 2006 and approximately 49% of our net sales in fiscal 2005. Whether because of economic conditions, a change of the focus of products they purchase or other strategic shifts in their business, their financial difficulties, or otherwise, a decision by one of our largest customers to reduce its purchases from us, to reduce floor space or advertising of our products, to require increased allowances or reduced prices, or to take other action, may adversely affect our business and financial condition. Further, consolidation in the retail industry, such as the business combination of two of our customers, Federated Department Stores, Inc. and May Department Stores Company, Inc., may result in store closures; increased customer leverage over its suppliers resulting in lower product prices or margins; tighter inventory management resulting in lower retail inventory levels and decreased orders to us; and a greater potential exposure to credit risk, all of which may adversely affect our business.

Our failure to retain our senior management and other key personnel could adversely affect our business.

        Our business depends in large part on the personal efforts and abilities of our senior executive officers, particularly John Tulin, our Chairman of the Board and Chief Executive Officer, as well as other key personnel. If any of these individuals become unable or unwilling to continue in their present positions, our business could be adversely affected.

We have a recent history of unprofitable operations.

        From fiscal 2000 through fiscal 2003, we were not profitable. Starting in 2000 we closed our domestic manufacturing plants and began moving all of the manufacturing of our products overseas. We also closed and terminated the lease on our former South Norwalk, Connecticut facility, sold certain assets, including those associated with our former women’s division, substantially reduced the number of our employees, and implemented numerous cost reduction strategies, all in an effort to return Swank to profitability. Our efforts have been successful to date; we were profitable in fiscal 2004 and 2005 and we increased our profitability substantially in fiscal 2006. However, our financial condition remains somewhat leveraged, and our financial flexibility to respond to developments in our industry may be less than that of certain of our competitors. We believe our continued profitability depends, at least in part, on our ability to effectively monitor and control our cost structure consistent with anticipated revenue levels.

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

        Approximately 42% of the issued and outstanding shares of our Common Stock are presently held by The New Swank, Inc. Retirement Plan, and another approximately 17% by our executive officers and directors. In addition, shares of our Common Stock are not listed on any securities exchange or on an automated dealer quotation system and, instead, we rely on the interest of securities dealers in making a market in our shares. Accordingly, from time to time there may be a limited trading market for our shares.

Provisions in our Certificate of Incorporation, By-laws, Delaware Law and our “poison pill” may delay or preventan acquisition of Swank by a third party.

        Our certificate of incorporation and by-laws and Delaware law contain provisions that could make it more difficult for a third party to acquire us. Our certificate of incorporation permits the Board of Directors, to establish, and to set the preferences, rights and other terms of various series of preferred stock (commonly known as “blank check preferred”). Accordingly, the Board could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction with, or a change of control of, Swank. In addition, under our by-laws, the Board of Directors is classified into three classes, with each class being elected for a term of three years. Accordingly, with only one-third of the members of the Board being elected at any annual meeting of stockholders, any third party wanting to change the composition of the Board of Directors through a proxy contest would need to do so over time.

        On October 26, 1999, we declared a dividend distribution to buy shares of a special series of preferred stock to the holder of each outstanding share of our common stock. The rights may be exercised if, with certain exceptions, a person or group acquires or obtains the right to acquire 15% or more of our common stock. Each right, if not redeemed by the Company, would entitle the holder of each share of our common stock to buy one one-hundredth of a share of preferred stock and, in certain circumstances, shares of our common stock at a substantial discount. While this “poison pill” need not prevent us from entering into consensual transactions, it may have the effect of preventing or delaying unsolicited acquisition or takeover proposals.

        In addition, Delaware law contains certain provisions that could prevent the acquisition of the Company by a third party if the transaction is not approved by the Board of Directors, even if the transaction would be beneficial to most stockholders. Section 203 of the Delaware General Corporation Law generally prohibits stockholders owning in excess of 15% of the Company’s outstanding voting stock from merging or combining with the Company for a period of time after acquiring such shares without the approval of the Board of Directors.

        This list of risk factors, together with the note set forth above Part I of this Form 10-K under the caption “Forward Looking Statements” is not exhaustive. For example, there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business, or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

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

        Our executive offices and national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York, New York. We are also a party to a sublease agreement with K&M Associates, L.P. for approximately 38% of our space under lease at 90 Park Avenue. The lease and sublease of such premises both expire in 2010. A regional sales office is also located in leased premises in Scottsdale, Arizona. The lease for the Scottsdale office expires in 2011. Collectively, these two offices contain approximately 22,000 square feet.

        During 2006, we sold a three-story building containing approximately 193,000 square feet on a seven-acre site in Attleboro, Massachusetts to the Attleboro Redevelopment Authority that until 2000, had been used to manufacture and/or assemble men’s and women’s costume jewelry products. Until December 2004, this facility also housed our main administrative offices, which were re-located to Taunton, MA.

        Through fiscal 2003, men’s belts and suspenders were manufactured in leased premises located in Norwalk, Connecticut consisting of a manufacturing plant and office space in a 126,500 square foot building, located on approximately seven and one-half acres. In 2003, we ceased manufacturing operations in Norwalk and the lease for these premises was terminated during the first quarter of fiscal 2004.

                 We also presently operate four factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 6,000 square feet in the aggregate.

                 We believe our properties and machinery and equipment are adequate for the conduct of our businesses.

Item 3.	Legal Proceedings.

        (a)  On June 7, 1990, we received notice from the United States Environmental Protection Agency (“EPA”) that we, along with fifteen others, had been identified as a Potentially Responsible Party (“PRP”) in connection with the release of hazardous substances at the Shpack Superfund site located in Massachusetts (the “Shpack Site”). We, along with six other PRP’s, subsequently entered into an Administrative Order by Consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the “RI/FS”) with respect to the alleged contamination at the site.

            The RI/FS of the Shpack Site was completed and EPA prepared its record of decision. On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Shpack site. We subsequently joined a new PRP Group (which now has 12 members), which has submitted a good faith offer letter to EPA in response to the Special Notice. The offer letter is contingent upon the PRP Group members reaching an allocation among themselves for RD/RA and past costs, including the RI/FS costs. EPA estimates the total cost of the selected cleanup plan to be approximately $43 million, which includes two response actions that are anticipated to occur on the site. The first, which we understand will be managed by the U.S. Army Corps of Engineers, is designed to remove radiological contamination. The second, which we understand will be led by EPA, is designed to remove non-radioactive contamination. The PRP Group members that did not generate radioactive materials, including the Company, would not be responsible for participating, financially or otherwise, in the first response action, and would be required to implement the second phase of the cleanup only after the first phase has been completed. At that time, we anticipate that the expected costs to complete the RD/RA will be significantly reduced. We believe it is unlikely that this matter will have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site. At December 31, 2006, we had accrued approximately $965,000 in connection with this site.

        In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. The estimated cost of remediation by natural attenuation through 2017 is approximately $1.5 million. Based on current participation, our share of these costs is approximately $134,000. We believe that this site will not have any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and we believe we have adequately reserved for the potential costs associated with this site.

        (b)  No material pending legal proceedings were terminated during the three month period ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

        (a)          Our common stock, $.10 par value per share (the “Common Stock”) is traded in the over-the-counter market under the symbol SNKI. The following table sets forth for each quarterly period during the last two fiscal years the high and low bid prices for the Common Stock, as reported byyahoo.com (which prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

	2006		2005
Quarter	High	Low	High	Low
First	$2.94	$1.35	$2.55	$1.25
Second	3.10	2.04	2.25	1.35
Third	4.50	2.51	1.70	1.13
Fourth	9.81	3.50	1.60	1.10

        Number of Record Holders at February 28, 2007 - 560

        Our loan agreement prohibits the payment of cash dividends on our Common Stock (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We have not paid any cash dividends on our Common Stock during the last two fiscal years and we have no current expectation that cash dividends will be paid in the foreseeable future.

        Except as previously reported, we did not issue any unregistered securities during fiscal 2006.

(b)	Not applicable.

(c)	During the three-months ended December 31, 2006, we did not repurchase any shares of our Common Stock.

Item 6.	Selected Financial Data.

        The following table provides selected financial data of the Company as of and for each of the years in the five-year period ended December 31, 2006 and should be read in conjunction with our financial statements and notes thereto included elsewhere in this annual report on Form 10-K. These financial statements were audited by BDO Seidman, LLP, an independent registered public accounting firm.

Swank, Inc.
 Financial Highlights

For each of the Five Years Ended December 31, (In thousands, except share and per share data)	2006	2005	2004	2003	2002
Operating Data:
Net sales	$119,059	$97,914	$93,287	$94,845	$100,011

Cost of goods sold - operations	77,669	65,048	62,567	67,123	71,857
Cost of goods sold - restructuring	-	-	-	1,360	-

Total cost of goods sold	77,669	65,048	62,567	68,483	71,857

Gross profit	41,390	32,866	30,720	26,362	28,154
Selling and administrative expenses	29,950	28,036	28,256	27,540	30,618
(Gain) loss on lease termination, restructuring expenses
and other	-	(75)	(728)	280	-

Income (loss) from operations	11,440	4,905	3,192	(1,458)	(2,464)
Interest expense, net	1,654	1,261	1,621	1,162	1,144
Other (income)	-	-	-	-	(640)

Income (loss) before income taxes	9,786	3,644	1,571	(2,620)	(2,968)
Provision (benefit) for income taxes	(4,203)	30	-	-	(2,594)

Income (loss) from continuing operations	13,989	3,614	1,571	(2,620)	(374)

Income on disposal of discontinued operations, net of
income tax of $0	-	-	-	-	300

Income from discontinued operations	-	-	-	-	300

Net income (loss)	$13,989	$3,614	$1,571	$(2,620)	$(74)

Share and per share information:
Weighted average common shares outstanding - basic	5,883,219	5,620,160	5,522,490	5,522,490	5,522,490

Basic net income (loss) per common share:
Continuing operations	$2.38	$.64	$.28	$(.47)	$(.06)
Discontinued operations	-	-	-	-	.05

Basic net income (loss) per common share	$2.38	$.64	$.28	$(.47)	$(.01)

Weighted average common shares outstanding - diluted	5,938,345	6,160,492	6,007,594	5,522,490	5,522,490

Diluted net income (loss) per common share:
Continuing operations	$2.36	$.59	$.26	$(.47)	$(.06)
Discontinued operations	-	-	-	-	.05

Diluted net income (loss) per common share	$2.36	$.59	$.26	$(.47)	$(.01)

Balance Sheet Data:

Current assets	$38,069	$27,383	$26,703	$28,811	$30,390
Current liabilities	17,231	17,446	19,562	22,077	20,591
Net working capital	20,838	9,937	7,141	6,734	9,799
Property, plant and equipment, net	397	475	499	1,469	2,056
Total assets	45,129	31,321	30,778	34,035	35,590
Capital expenditures	53	120	319	62	187
Depreciation and amortization	207	233	351	711	759
Long-term obligations	6,332	5,817	6,669	9,018	9,464
Stockholders' equity	21,566	8,058	4,547	2,940	5,535

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Our net sales in 2006 increased 21.6% to $119,059,000 compared to $97,914,000 in 2005. The increase was due mainly to higher shipments of our jewelry, personal leather goods and belt merchandise as well as an overall decrease in certain dilutive allowances. Gross profit in 2006 increased 25.9% to $41,390,000 from $32,866,000 in 2005 and, as a percentage of net sales, increased to 34.8% from 33.6% last year. The increase in gross profit both in dollars and as a percentage of net sales during 2006 was primarily due to a favorable sales mix resulting from higher net sales of our relatively high-margin jewelry merchandise, increased shipments of personal leather goods at improved margins, and improved supply-chain efficiency which enabled us to make better use of more economical shipping methods. Selling and administrative expenses during 2006 increased by $1,914,000 over 2005 due to increases in certain variable sales, merchandising and distribution costs associated with higher net sales, partially offset by reductions in certain fringe-benefit expenses and professional fees. Selling and administrative expenses increased 6.8% during 2006, but as a percentage of sales, declined to 25.2% of net sales from 28.6% in 2005.

        Net income for the year ending December 31, 2004 included a net gain of $728,000 consisting of a net gain of $1,090,000 from the termination of a real estate lease that was offset in part by a $362,000 asset impairment charge in connection with our former jewelry manufacturing facility and administrative offices in Attleboro, Massachusetts. During the fourth quarter of 2004, we relocated our administrative staff to our Taunton, Massachusetts distribution facility. The net gain on the lease termination and the Attleboro fixed asset impairment charges were both recorded separately in our statement of income in 2004. Also during 2004, we recorded an expense of $589,000, which was included in interest expense, in connection with the write-off of certain deferred financing costs, early termination fees and other charges related to the termination of our revolving credit agreement with a prior lender. During the quarter ended June 30, 2006, we completed the sale of our Attleboro facility to the Attleboro Redevelopment Authority (the “ARA”), which purchased the property for nominal consideration. (see “Restructuring Charges” below).

Critical Accounting Policies and Estimates

        Management believes that the accounting policies discussed below are important to an understanding of the Company’s financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve judgment, management believes the other accounting policies discussed in Note B to the financial statements are also important in understanding the statements.

Revenue Recognition

        Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,”and Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

Environmental Costs

        In accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note I to the financial statements for additional discussion).

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

Income Taxes

        We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized. When necessary, a valuation allowance is recorded to reflect the estimated realization of the deferred tax asset. The Company determines if a valuation allowance for deferred tax assets is required based upon projections of taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset are anticipated to reverse and the likelihood that the deferred tax assets will be recovered.

2006 vs. 2005

Net sales

        Net sales for the year ended December 31, 2006 increased by $21,145,000, or 21.6%, compared to 2005. The increase was due mainly to higher shipments of our jewelry, personal leather goods and belt merchandise as well as an overall decrease in certain dilutive allowances. Our men’s jewelry net sales increased 27.5% during 2006 compared to 2005, as menswear fashion trends continued to emphasize a dressier look that featured French cuff shirts and related accessories. Net sales of our belt merchandise rose 21.2% in 2006, while personal leather goods net sales increased 26.2% in 2006, both as compared to 2005. Several of our businesses benefited in 2006 from the introduction or expansion of certain private label programs as well as from net sales of branded merchandise generated by licenses signed during 2006. Net sales of our Nautica, Chaps, and Trump merchandise collections, which were all launched in 2006, accounted for approximately half of the total increase in net sales during the year.

        Net sales to international customers increased 12.9% during 2006 due mainly to higher shipments of jewelry and belt merchandise. Export net sales accounted for approximately 7% of our total net sales during 2006 compared to approximately 8% in 2005.

        Net sales in both 2006 and 2005 were favorably affected by the annual returns adjustment made during each year’s second quarter. Each month we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $1,248,000 and $814,000 for the years ended December 31, 2006 and 2005, respectively. Our actual returns experience during both the spring 2006 and spring 2005 seasons was better than anticipated compared to the reserves established at December 31, 2005 and December 31, 2004, respectively, principally due to lower than expected customer returns for men’s belts and personal leather goods. The reserve at December 31, 2005 was established in consideration of shipments made during the fall 2005 season associated with a variety of new merchandise programs. However, during the past few seasons, we have been taking steps to minimize customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods. We established our reserve for returns as of December 31, 2005 based on our estimate of merchandise to be received during the spring 2006 season which was generally shipped to retailers for the 2005 fall and holiday selling seasons.

Gross profit

        Gross profit for the year ended December 31, 2006 increased by $8,524,000, or 25.9%, to $41,390,000 compared to the prior year’s gross profit of $32,866,000. Gross profit expressed as a percentage of net sales in 2006 was 34.8% compared to 33.6% in 2005.

        The increase in gross profit both in dollars and as a percentage of net sales during 2006 was primarily due to an increase in net sales generally and the continued strong performance of our relatively high-margin jewelry merchandise. Margins for our personal leather goods merchandise collections also improved due to reductions in product and packaging costs. We also reduced our inventory control costs during the year and improved our supply chain efficiency primarily for belts which led to increased utilization of lower cost sea freight relative to 2005. Initial markups generally declined during 2006 for jewelry and belts reflecting a less favorable sales mix, as a portion of the incremental sales generated during 2006 was at a somewhat lower margin.

        Royalty charges associated with our license agreements increased 14.1% in 2006, but declined as a percentage of net sales. The increase in dollars was due to higher net sales of merchandise sold under licensed tradenames and in certain circumstances, increases in our contractual minimum royalty obligations.

        Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $943,000 and $569,000 for the years ended December 31, 2006 and 2005, respectively.

Selling and Administrative Expense

        Selling and administrative expenses for the year ended December 31, 2006 increased $1,914,000, or 6.8%, compared to the prior year. Selling and administrative expense expressed as a percentage of net sales declined to 25.2% from 28.6% in 2005. The increase in our selling and administrative expenses was due to increases in certain variable sales, merchandising and distribution costs associated with higher net sales, including advertising and promotional expenditures, offset in part by reductions in certain fringe-benefit costs and professional fees.

        Selling expenses increased by $2,537,000, or 12.0%, while administrative expenses decreased by $623,000, or 9.0%, both as compared to the prior year. Expressed as a percentage of net sales, selling expenses totaled 19.9% and 21.6% for fiscal 2006 and 2005, respectively, and administrative expenses totaled 5.3% and 7.1% for fiscal 2006 and 2005, respectively. The increase in selling expenses was principally due to an increase in product development and variable sales costs, including certain advertising expenses associated with certain of our license agreements (see below). We include shipping and handling costs as part of selling expenses in our statement of income. Total shipping and handing costs were $5,314,000 and $4,741,000 for 2006 and 2005, respectively. The increase in 2006 was mainly due to variable shipping costs, including compensation and packaging supplies, associated with higher net sales. The decrease in administrative expense was due mainly to reductions in professional fees, certain fringe-benefit expenses, insurance, and travel costs. The decrease in both selling and administrative expenses expressed as a percentage of net sales was due mainly to certain fixed costs that do not vary directly with net sales.

        Our license agreements also generally include minimum advertising and promotional spending requirements. Advertising and promotional costs charged to selling expense in support of our men’s accessories business, exclusive of cooperative advertising and display expenditures (which are included in net sales and cost of sales, respectively), totaled 2.4% of net sales for the year ended December 31, 2006 compared to 2.1% in 2005.

Gain/Loss on Lease Termination, Restructuring Expenses and Other

        During the first quarter of 2005, we paid the landlord of our former Norwalk, Connecticut belt manufacturing facility $925,000 to settle all of our remaining obligations under the lease termination agreement signed in 2004 (see below). As a result of this prepayment, we recorded a gain of $75,000 during fiscal 2005‘s first quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid. The gain is stated separately in our statement of income.

Interest Expense

        Net interest expense for the year ended December 31, 2006 increased $393,000 or 31.2% compared to 2005. The increase was due to higher average outstanding revolving credit balances during 2006 compared to 2005, as well as an increase of approximately 175 basis points in our average borrowing rate (see “Liquidity and Capital Resources”). The increase in average borrowings during 2006 was due to a planned increase in inventories in anticipation of increased sales, particularly during the fall selling season.

2005 vs. 2004

Net sales

        Net sales for the year ended December 31, 2005 increased by $4,627,000 or 5.0% compared to 2004. The increase was mainly due to increases in net sales for both our men’s jewelry and belt merchandise collections offset in part by decreased net sales of personal leather goods items. During 2005, our jewelry net sales increased 38.2% compared to 2004, as we were able to capitalize on menswear fashion trends that continued to emphasize a more dressy look, including French cuff shirts and related accessories. Jewelry net sales increased in virtually every brand and distribution channel, and we launched several new merchandise programs during the year. Net sales of our belt merchandise rose 7.3% in 2005, primarily due to a number of new branded and private label merchandise programs for certain department and specialty store retailers that were launched during the fall selling season, as well as decreased customer returns. The increase in belt net sales during 2005 was also due in part to higher net sales of our “Kenneth Cole”branded belt merchandise and increased net sales of both new and existing private label merchandise collections to certain major customers.

        Personal leather goods net sales decreased 11.7% in 2005 compared to 2004. The decrease was primarily due to the loss of a certain merchandise program for one of our chain store customers. Exclusive of this loss, net sales for our personal leather goods lines would have declined 1.5%. Increased shipments for our “Guess?", “Geoffrey Beene”, and “Pierre Cardin” merchandise collections were generally offset by reductions in certain other branded and private label programs sold mainly to department store customers.

        Net sales to international customers increased 13.1% during 2005 due mainly to higher shipments of belt and personal leather goods merchandise. Export net sales accounted for approximately 8% of our total net sales during 2005 compared to approximately 7% in 2004.

        Net sales in both 2005 and 2004 were favorably affected by the annual returns adjustment made during each year’s second quarter. Each month, we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $814,000 and $1,703,000 for the years ended December 31, 2005 and 2004, respectively. Our actual returns experience during both the spring 2005 and spring 2004 seasons was better than anticipated compared to the reserves established at December 31, 2004 and December 31, 2003, respectively, principally due to lower than expected customer returns for men’s leather goods and belts. The reserve at December 31, 2004 assumed additional returns would be received during the spring 2005 season in connection with the launch of a new personal leather goods program. While actual returns for this merchandise category did increase 58% during the spring 2005 season compared to the prior year, returns were less than originally anticipated due to heavier in-store promotional expenditures that accelerated retail sales of the existing merchandise. We established our reserve for returns at December 31, 2004 based on our estimates of merchandise to be received during the spring 2005 season which was generally shipped to retailers for the 2004 fall and holiday selling seasons.

Gross profit

        Gross profit for the year ended December 31, 2005 increased by $2,146,000 or 7.0% to $32,866,000 compared to the prior year’s gross profit of $30,720,000. Gross profit expressed as a percentage of net sales in 2005 was 33.6% compared to 32.9% in 2004.

        The increase in gross profit both in dollars and as a percentage of net sales during 2005 was due to an increase in relatively high-margin jewelry net sales, offset in part by lower net sales and initial markups for our personal leather goods lines, higher inventory-related costs for belts, and increased merchandise display expenditures. In 2005, jewelry net sales accounted for approximately 17% of total company net sales compared to approximately 13% in 2004. Provisions for in-store markdown and cooperative advertising expenditures, which are included in our net sales, generally increased during 2005 reflecting variable costs associated with certain new business opportunities. However, these costs were partially offset by a reduction in the provision for customer returns (see above “Net Sales” discussion).

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

        Royalty charges associated with the Company’s license agreements increased 6.1% in 2005 but were unchanged expressed as a percentage of net sales. The increase in dollars was due to higher net sales of merchandise sold under licensed tradenames and in certain circumstances, increases in our contractual minimum royalty obligations.

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

Selling and Administrative Expense

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

        Selling expenses increased by $1,081,000, or 5.4%, while administrative expenses decreased by $1,301,000, or 15.8%, both as compared to the prior year. Expressed as a percentage of net sales, selling expenses totaled 21.6% and 21.5% for fiscal 2005 and 2004, respectively, and administrative expenses totaled 7.1% and 8.8% for fiscal 2005 and 2004, respectively.The increase in selling expense as a percentage of net sales was principally due to the increase in product development and variable sales costs, offset in part by the effect of higher net sales. We include shipping and handling costs as part of selling expenses in our statement of income.  Total shipping and handing costs were $4,741,000, $4,241,000, and $4,747,000 for 2005, 2004 and 2003, respectively. The increase in 2005 was mainly due to variable shipping costs, including compensation and packaging supplies, associated with higher net sales. The decrease in administrative expense as a percentage of net sales was due mainly to higher net sales.

        Our license agreements also generally include minimum advertising and promotional spending requirements. Advertising and promotional costs charged to selling expense in support of our men’s accessories business, exclusive of cooperative advertising and display expenditures (which are included in net sales and cost of sales, respectively), totaled 2.1% of net sales for the year ended December 31, 2005 compared to 2.6% in 2004.

Gain/Loss on Lease Termination, Restructuring Expenses and Other

        During the first quarter of 2005, we paid the landlord of our former Norwalk, Connecticut belt manufacturing facility $925,000 to settle all of our remaining obligations under the lease termination agreement signed in 2004 (see below). As a result of this prepayment, we recorded a gain of $75,000 during the first quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid. The gain is stated separately in our statement of income.

        During the first quarter of 2004, we entered into an agreement with the landlord of our former Norwalk facility under which the lease for that facility was terminated effective April 1, 2004. We paid $250,000 to the landlord upon the signing of the termination agreement and an additional $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. Our estimated aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During 2004, we recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately in the Company’s statement of income. As noted above, we settled all of the remaining obligations under the termination agreement during the first quarter of 2005.

        During the fourth quarter of 2004, we also recorded a non-cash impairment charge of $362,000 in connection with certain fixed assets associated with our former jewelry manufacturing facility and administrative offices located in Attleboro, Massachusetts. The impairment charge was stated separately in our statement of income for the year ended December 31, 2004. We ceased our jewelry manufacturing operations in 2000 but until the fourth quarter of 2004, the Attleboro building continued to house our main administrative offices. We consolidated our remaining administrative staff into our Taunton, Massachusetts location during the fourth quarter of 2004. During the quarter ended June 30, 2006, we completed the sale of our Attleboro facility to the Attleboro Redevelopment Authority (the “ARA”), which purchased the property for nominal consideration.

Interest Expense

        Net interest expense for the year ended December 31, 2005 decreased $360,000 or 22.2% compared to 2004. The decrease was due to the expense of $589,000 recorded in 2004 associated with the write-off of deferred financing costs, early termination fees and other charges related to the termination of a previous financing agreement. Exclusive of this charge, net interest expense would have increased $229,000 or 22.2% compared to 2004. The increase is due to higher average outstanding revolving credit balances during 2005 compared to 2004, as well as an increase of approximately 121 basis points in our average borrowing rate (see “Liquidity and Capital Resources”). The increase in average borrowings during 2005 was due to higher inventories required to support increased sales, particularly during the fall selling season.

Provision for Income Taxes

        We recorded an income tax benefit of $4,203,000 for the year ended December 31, 2006 compared to an income tax provision of $30,000 in the prior year. During fiscal 2001, we began recording a valuation reserve against all of our deferred tax assets. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of the valuation allowance based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized and accordingly, reversed the remaining valuation allowance. The release of the valuation allowance resulted in a net income tax benefit in 2006. In fiscal 2005, we recorded a current income tax provision of $30,000 and recorded no income tax provision or benefit during 2004. During both 2005 and 2004, we utilized certain of our deferred tax assets (which had been fully reserved) to offset the majority of our income tax liability for those years.

Promotional Expenditures

        We routinely make advertising and promotional expenditures to enhance our business and support the advertising and promotion activity of our licensors. Promotional expenditures included in selling and administrative expenses increased by $739,000 in 2006 compared to 2005 and decreased by $348,000 in 2005 compared to 2004. Promotional expenditures as a percentage of net sales were 2.4% and 2.1% in 2006 and 2005, respectively. We also make expenditures in support of cooperative advertising arrangements with certain of our retail customers. These expenses, which are included in net sales, increased $274,000 and $512,000 in 2006 and 2005, respectively, both as compared to the corresponding prior year amounts. Expenditures for merchandise displays and fixturing, which we include in cost of sales, decreased $181,000 in 2006 and increased $473,000 in 2005 compared to the prior year amounts.

Liquidity and Capital Resources

        Cash provided by operations in 2006 was $1,726,000 compared to $2,805,000 in 2005. Cash was provided in 2006 principally by net income, depreciation and amortization, decreases in deferred taxes, and increases in accounts and income taxes payable. Cash provided during 2006 was offset partially by the decrease in the deferred tax asset valuation allowance, increases in accounts receivable and inventories and decreases in other long-term obligations and deferred credits. The increases in inventory during both 2006 and 2005 were due to additional purchases we made during the year to support anticipated increases in sales. The increase in accounts receivable was also due to higher net sales, principally during our fall selling season. Net sales increased 21.6% in 2006 and 5.0% in 2005, both as compared to the prior years. The increases in accounts payable during 2006 and 2005 were mainly due to increased inventory purchases, particularly during the fall season, in response to higher sales.

               Cash used in investing activities was $270,000 in 2006 compared to cash provided of $61,000 during 2005. Cash was used in 2006 for capital expenditures and premiums on life insurance policies. Cash was provided in 2005 by the proceeds of life insurance policies used to fund certain employee benefits for retired executives, offset in part by cash used for capital expenditures and premiums on life insurance policies.

               Cash used in financing activities was $1,062,000 in 2006 compared to $3,094,000 in 2005. In both years, cash was used primarily for net repayments of borrowings under our revolving credit agreement and for the purchase of Treasury stock.

        Working capital financing is provided primarily by cash flows from operating activities and a $25,000,000 Loan and Security Agreement signed on June 30, 2004 (the “2004 Loan Agreement”) with Wells Fargo Foothill, Inc (“WFF”), which has a maturity date of June 30, 2009. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.‘s prime lending rate plus 1.25% or at WFF’s LIBOR rate plus 3.75%. We also are required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. At December 31, 2006 and 2005, we had unused lines of $20,449,000 and $16,513,000, respectively. During 2006, the 2004 Loan Agreement was amended to temporarily increase the maximum amount of borrowings to $28,000,000 during the period from September 1, 2006 through December 31, 2006. The maximum amount of borrowings reverts to $25,000,000 on January 1, 2007. As of December 31, 2006, we were in compliance with all covenants contained within the 2004 Loan Agreement.

        On April 1, 2004, Marshall Tulin, our former Chairman and a director of the Company, loaned $350,000 to the Company pursuant to the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the “Note”) issued by the Company to Mr. Tulin. On November 12, 2005, Mr. Tulin died. John Tulin, Chief Executive Officer and a director of the Company, and James Tulin, Senior Vice President and a director of the Company, both sons of Marshall Tulin, are co-executors of Mr. Tulin’s estate (the “Estate”). On June 30, 2006, the Estate exercised its option to convert the Note into 116,666 shares of our Common Stock pursuant to a formula set forth in the Note.

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

        In the ordinary course of business, we are contingently liable for performance under letters of credit of approximately $146,000 at December 31, 2006. We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

        The following chart summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$ 8,725	$ 2,307	$ 4,599	$1,770	$ 49

Minimum royalty and advertising
payments required under License
Agreements	19,890	9,347	10,429	114	-

Postretirement benefits	3,860	364	762	784	1,950

Deferred compensation	349	139	210	-	-

Total	$32,824	$12,157	$16,000	$2,668	$1,999

               We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. See the information set forth below in Item 12 of this Form 10-K under the caption “Executive Compensation--Employment Contracts and Severance Agreements.”

Capital Expenditures

               We expect that cash from operations and availability under our 2004 Loan Agreement will be sufficient to fund our ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet contractual arrangements, as that term is used in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. The results for prior periods are not restated. Stock options issued by us previously to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan or 1994 Non-Employee Director Plan respectively, vested immediately. We did not grant any stock options during the fiscal year ended December 31, 2006.

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial condition, results of operations, or cash flows but do not expect that it will have a material impact.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS 157 but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability on its balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. SFAS 158 also modifies the required disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. We adopted SFAS 158 and included its impact in our financial condition, results of operations, and cash flows for 2006 (see Note G).

        In September 2006, the SEC staff issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We adopted SAB 108 but are not aware of any misstatements that would have required the consideration of the effect of SAB 108 on our financial condition, results of operations, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS No. 159 but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

        We sell products primarily to major retailers within the United States. Our three largest customers combined accounted for approximately 48%, 38% and 37%, respectively, of trade receivables (gross of allowances) at December 31, 2006, 2005, and 2004, respectively.

        In the normal course of our business, we are theoretically exposed to interest rate change market risk with respect to borrowings under our revolving credit line. The seasonal nature of our business typically requires us to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. Our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our revolving credit facility is presently the prime rate plus 1.25% or LIBOR plus 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. We also are theoretically exposed to market risk with respect to changes in the value of certain foreign currencies and the global price level of certain commodities used in the production of our products. We purchase substantially all of our men’s personal leather items and belts from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES SWANK, INC.

        *All other schedules have been omitted because they are not applicable or not required as the required information is included in the Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Swank, Inc.
Taunton, Massachusetts

We have audited the accompanying balance sheets of Swank, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 63. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 63, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP Boston, Massachusetts March 30, 2007

Swank, Inc.
Balance Sheets as of December 31,
 (Dollars in Thousands)

Assets	2006	2005
Current:
Cash and cash equivalents	$899	$505
Accounts receivable, less allowances of $6,196 and $5,241, respectiv	14,820	11,262

Inventories, net:
Raw materials	-	143
Work in process	1,213	1,466
Finished goods	17,917	13,266

Total inventories, net	19,130	14,875
Deferred taxes, current, net of valuation allowance of $0 and $2,405	2,459	-
Prepaid and other current assets	761	741

Total current assets	38,069	27,383

Property, plant and equipment, at cost:
Land and buildings	29	29
Machinery, equipment and software	1,032	1,042
Leasehold improvements	424	418

Total property, plant and equipment at cost	1,485	1,489
Less accumulated depreciation	1,088	1,014

Total property, plant and equipment, net	397	475
Deferred taxes, noncurrent, net of valuation allowance of $0 and $5,	3,161	-
Other assets	3,502	3,463

Total noncurrent assets	7,060	3,938

Total Assets	$45,129	$31,321

Liabilities

Current:
Note payable to bank	$7,405	$8,264
Current portion of long-term obligations	665	1,000
Accounts payable	4,016	4,346
Accrued employee compensation	1,550	639
Accrued royalties payable	996	872
Income taxes payable	1,034	305
Convertible note due to related party	-	350
Other current liabilities	1,565	1,670

Total current liabilities	17,231	17,446

Total long-term obligations, net of current portion	6,332	5,817

Total Liabilities	23,563	23,263

Commitments and Contingencies
Stockholders' Equity

Preferred stock, par value $1.00
Authorized - 1,000,000 shares	-	-
Common stock, par value $.10
Authorized — 43,000,000 shares
Issued - 6,380,379 and 5,908,712 shares, respectively	638	591
Capital in excess of par value	1,823	1,460
Retained earnings	20,439	6,450
Accumulated other comprehensive (loss)	(730)	(102)
Treasury stock at cost, 305,680 and 176,791 shares, respectively	(604)	(341)

Total Stockholders' Equity	21,566	8,058

Total Liabilities and Stockholders' Equity	$45,129	$31,321

The accompanying notes are an integral part of the financial statements

Swank, Inc. Statements of Income
For Each of the Three Years Ended December 31, (In thousands, except share and per share data)	2006	2005	2004

Net sales	$119,059	$97,914	$93,287

Cost of goods sold	77,669	65,048	62,567

Gross profit	41,390	32,866	30,720
Selling and administrative expenses	29,950	28,036	28,256
(Gain) on lease termination, restructuring expenses, and other	-	(75)	(728)

Income from operations	11,440	4,905	3,192
Interest expense, net	1,654	1,261	1,621

Income before (benefit) provision for income taxes	9,786	3,644	1,571
(Benefit) provision for income taxes	(4,203)	30	-

Net income	$13,989	$3,614	$1,571

Share and per share information:
Weighted average common shares outstanding — basic	5,883,219	5,620,160	5,522,490
Basic net income per common share	$2.38	$.64	$.28
Weighted average common shares outstanding — diluted	5,938,345	6,160,492	6,007,594
Diluted net income per common share	$2.36	$.59	$.26

The accompanying notes are an integral part of the financial statements

Swank, Inc.

Statements of Changes in Stockholders’ Equity and Comprehensive Income

For Each of the Three Years Ended December 31, 2006, 2005 and 2004	Common Stock, Par Value $.10		Capital in Excess	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders	Comprehensive
(Dollars in Thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity	Income

Balance, December 31, 2003	5,633,712	$ 563	$ 1,440	$ 1,265	$ (92)	111,222	$ (236	$ 2,940
Net income				1,571				1,571	$ 1,571
Other comprehensive income:
Change in minimum pension liability					30			30	30

Unrealized gain on securities available for sale					6			6	6
Total comprehensive income									$ 1,607

Balance, December 31, 2004	5,633,712	563	1,440	2,836	(56)	111,222	(236)	4,547
Net income				3,614				3,614	$ 3,614
Exercise of stock options	275,000	28	20			18,694	(30)	18
Partial repayment of loan to ESOP					46,875		(75)	(75)
Other comprehensive (loss):
Change in minimum pension liability					(44)			(44)	(44)
Unrealized (loss) on securities available for sale					(2)			(2)	(2)
Total comprehensive income									$ 3,568

Balance, December 31, 2005	5,908,712	591	1,460	6,450	(102)	176,791	(341)	8,058
Net income					13,989			13,989	$ 13,989
Exercise of stock options		355,001	35	25				60
Common stock repurchased					78,812		(183)	(183)
Converted debt		116,666	12	338				350
Partial repayment of loan to ESOP					50,077		(80)	(80)
Other comprehensive (Loss):
Change in minimum pension liability					(14)			(14)	(14)
Unrealized (Loss) on securities available for sale					(19)			(19)	(19)
SFAS No. 158 adjustment, net of tax of $307					(595)			(595)	(595)
Total comprehensive income									$ 13,361

Balance, December 31, 2006	6,380,379	$ 638	$ 1,823	$ 20,439	$ (730)	305,680	$ (604)	$ 21,566

The accompanying notes are an integral part of the financial statements

Swank, Inc.
Statements of Cash Flows

(Dollars in thousands) For Each of the Three Years Ended December 31,	2006	2005	2004
Cash flow from operating activities:
Net income	$13,989	$3,614	$1,571
Adjustments to reconcile net income to net cash
provided by operations:
Provision (recoveries) for bad debt	127	63	(13)
Depreciation and amortization	207	233	351
Amortization of deferred gain on sale of building	-	-	(117)
(Gain) on lease termination	-	(75)	(1,544)
Loss on early termination of short-term debt	-	-	409
Loss on disposition/impairment of fixed assets	13	-	817
Decrease in cash surrender value of life insurance	24	26	67
Decrease in deferred income tax	2,346	-	-
(Decrease) in deferred income tax valuation allowance	(7,810)	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,685)	19	1,432
(Increase) decrease in inventories	(4,255)	(771)	421
Decrease (increase) in prepaid and other assets	24	(229)	461
Increase in accounts payable, accrued and other liabilities	265	837	90
Increase (decrease) in income taxes payable	729	(135)	14
(Decrease) increase in other long-term obligations and deferred credits	(248)	(777)	148

Net cash provided by operations	1,726	2,805	4,107

Cash flow from investing activities:
Capital expenditures	(53)	(120)	(319)
Proceeds from sales of equipment	-	-	255
Proceeds from surrender of life insurance policies	-	429	-
Premiums on life insurance	(217)	(248)	(202)

Net cash (used in) provided by investing activities	(270)	61	(266)

Cash flow from financing activities:
Borrowings under revolving credit agreements	54,111	49,986	51,560
Payments of revolving credit obligations	(54,970)	(53,023)	(55,315)
Costs to obtain new financing	-	-	(430)
Note due to affiliate	-	-	350
Treasury stock received	(263)	(105)	-
Proceeds from stock option exercises	60	48	-

Net cash (used in) financing activities	(1,062)	(3,094)	(3,835)

Net increase (decrease) in cash and cash equivalents	394	(228)	6
Cash and cash equivalents at beginning of year	505	733	727

Cash and cash equivalents at end of year	$899	$505	$733

Cash paid during the year for:
Interest	$1,647	$1,237	$1,609
Income taxes	$284	$102	$131

Supplemental non-cash disclosure:
Conversion of convertible note to common stock	$350	$-	$-

The accompanying notes are an integral part of the financial statements

Notes to Financial Statements

A.          The Company

               The Company is currently engaged in the importation, sale and distribution of men’s belts, leather accessories, suspenders, and men’s jewelry. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates a number of factory outlet stores primarily to distribute excess and out of line merchandise.

B.          Summary of Significant Accounting Policies

Basis of Presentation

               The financial statements include the accounts of Swank, Inc. Amounts are in thousands except for share and per share data.

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

Revenue Recognition

               Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” and Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”, are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

Cash and Cash Equivalents

               For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Allowances for Accounts Receivable

               Our allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2006, 2005 and 2004 were $127,000, $63,000 and $(13,000), respectively.

Concentration of Credit Risk

        We sell products primarily to major retailers within the United States. Our three largest customers combined accounted for approximately 48%, 38% and 37%, respectively, of trade receivables (gross of allowances) at December 31, 2006, 2005, and 2004, respectively.

        In fiscal 2006, net sales to our three largest customers, Federated Department Stores, Inc. (“Federated”), Kohl’s Department Stores (“Kohl’s”) and TJX Companies, Inc. (“TJX”), accounted for approximately 24%, 13%, and 10%, respectively, of our net sales. In both fiscal 2005 and fiscal 2004, Federated, TJX and Kohl’s accounted for approximately 23%, 10% and 10%, respectively, of net sales. No other customer accounted for more than 10% of net sales during fiscal years 2006, 2005 or 2004. Exports to foreign countries accounted for approximately 7%, 8%, and 7% of net sales in fiscal years 2006, 2005 and 2004, respectively.

        In the normal course of our business, we are theoretically exposed to interest rate change market risk with respect to borrowings under our revolving credit line. The seasonal nature of our business typically requires us to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. Our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our revolving credit facility is presently the prime rate plus 1.25% or LIBOR plus 3.75%) may, especially during peak borrowing periods, have a negative impact on short-term results. We also are theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We purchase substantially all of our men’s personal leather items and belts from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results.

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

Other Assets

        Other Assets includes approximately $87,000 in restricted cash in connection with a security deposit associated with a sublease for certain of our leased property.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2006 and 2005. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $13,000 at December 31, 2005 and 2004.

Advertising Costs

        The Company charges advertising costs to expense as they are incurred. Total expenditures charged to advertising expense during 2006, 2005, and 2004 were $2,752,000, $2,019,000, and $2,367,000, respectively.

Shipping and Handling Costs

        We include shipping and handling costs as part of selling expenses in our statement of income.  Total shipping and handing costs were $5,314,000, $4,741,000, and $4,241,000 for 2006, 2005 and 2004, respectively.

Environmental Costs

        In accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note I to the financial statements for additional discussion).

Income Taxes

        We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized. When necessary, a valuation allowance is recorded to reflect the estimated realization of the deferred tax asset.

Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. The results for prior periods are not restated. Stock options issued by us previously to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan or 1994 Non-Employee Director Plan (the “1994 Director Plan”) respectively, vested immediately (see Note H). We did not grant any stock options during the fiscal year ended December 31, 2006.

        Prior to the adoption of SFAS 123R, we accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Share-based employee compensation cost related to stock options granted during 2005 and 2004 were not reflected in net income, as all such options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and vested immediately. The options granted during 2005 and 2004 were non-qualified option grants issued under the 1994 Director Plan.

        The following table illustrates the effect on net income and earnings per share for the fiscal year ended December 31, 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the grant of stock options:

For each year ended December 31,
(Dollars in thousands except per share amounts)	2005	2004

Net income as reported	$3,614	$1,571
Add: Stock-based employee compensation included in reported net
income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation determined under
fair value based method for all awards, net of related tax effects	(4)	(1)
Pro forma net income	$3,610	$1,570
Basic net income per common share as reported	$.64	$.28
Basic net income per common share pro forma	.64	.28
Diluted net income per common share as reported	$.59	$.26
Diluted net income per common share pro forma	.59	.26

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of the awards granted during 2005 and 2004:

	December 31, 2005	December 31, 2004
Expected volatility	99.0%	99.0%
Weighted average volatility	99.0%	99.0%
Risk free rate	6.5%	6.5%
Expected life (in years)	5.0	5.0
Expected dividend yield	-	-

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

Net Income per Share

        Net income per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by our employee stock ownership plan and deemed to be allocated to participants. Net income per share assuming full dilution includes the effects of options and convertible securities issued by the Company. Diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is anti-dilutive. Potentially dilutive common shares consist of the incremental common shares that would be issuable upon the assumed exercise of stock options and the conversion of convertible securities. We had options for 8,333 shares of common stock outstanding at December 31, 2006 with exercise prices ranging from $.18 to $1.60.

The following table sets forth the computation of net income per share (in thousands, except for share and per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income as reported	$13,989	$3,614	$1,571
Add back interest expense on convertible note, net of income taxes	12	24	4

Net income used for diluted earnings per share calculation	$14,001	$3,638	$1,575

Denominators:
Shares used in computing basic net income per weighted average common share
outstanding	5,883,219	5,620,160	5,522,490
Effect of dilutive securities	55,126	540,332	485,104

Shares used in computing net income per weighted average common share
outstanding assuming dilution	5,938,345	6,160,492	6,007,594

Basic net income per weighted average common share outstanding	$2.38	$.64	$.28
Diluted net income per weighted average common share outstanding	$2.36	$.59	$.26

There were no anti-dilutive securities not included in the computation of diluted earnings per weighted average common share.

Comprehensive Income (Loss)

        Reporting comprehensive income (loss) requires that certain items recognized under accounting principles generally accepted in the United States as separate components of stockholders’ equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) was $(628,000), $(46,000) and $36,000 in 2006, 2005 and 2004, respectively. Income (loss) in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to our defined benefit plan and from unrealized gains (losses) on securities available for sale. Additionally, the comprehensive income recorded at December 31, 2006 includes a $595,000 adjustment to reflect the unfunded status of our post-retirement benefit plan in accordance with the provisions of SFAS No. 158 (see Note G).

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods are not restated. Stock options issued by us previously to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan or 1994 Non-Employee Director Plan respectively, vested immediately. We did not grant any stock options during the fiscal year ended December 31, 2006.

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial condition, results of operations, or cash flows but do not expect that it will have a material impact.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS 157 but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability on its balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. SFAS 158 also modifies the required disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. We adopted SFAS 158 and included its impact in our financial condition, results of operations, and cash flows for 2006 (see Note G).

        In September 2006, the SEC staff issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We adopted SAB 108 but are not aware of any misstatements that would have required the consideration of the effect of SAB 108 on our financial condition, results of operations, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS No. 159 but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

C.          Restructuring Charges

        There were no restructuring charges during 2006. During the first quarter of 2005, we paid the landlord of our former Norwalk, Connecticut belt manufacturing facility $925,000 to settle all of our remaining obligations under the lease termination agreement signed in 2004 (see below). As a result of this prepayment, we recorded a gain of $75,000 during the first quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid. The gain is stated separately in our statement of income.

        During the first quarter of 2004, we entered into an agreement with the landlord of our former Norwalk facility under which the lease for that facility was terminated effective April 1, 2004. We paid $250,000 to the landlord upon the signing of the termination agreement and an additional $250,000 on April 30, 2004. The agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. Our estimated aggregate remaining liabilities under the lease, had it not been terminated, would have been approximately $2,586,000. During 2004, we recorded a net gain of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately in our statement of income (as noted above, we settled all of the remaining obligations under the termination agreement during the first quarter of 2005).

        During the second quarter of 2004, we recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of the previous loan and security agreement. These expenses were included in interest expense in our 2004 statement of income.

        During the fourth quarter of 2004, we also recorded a non-cash impairment charge of $362,000 in connection with certain fixed assets associated with our former jewelry manufacturing facility and administrative offices located in Attleboro, Massachusetts. The impairment charge was stated separately in our statement of income for the year ended December 31, 2004. We ceased our jewelry manufacturing operations in 2000 but until the fourth quarter of 2004, the Attleboro building continued to house our main administrative offices. We consolidated our remaining administrative staff into our Taunton, Massachusetts location during the fourth quarter of 2004. During the quarter ended June 30, 2006, we completed the sale of our former jewelry manufacturing facility located in Attleboro, Massachusetts to the Attleboro Redevelopment Authority (the “ARA”), which purchased the property for nominal consideration.

D.	Short-Term Borrowings

(Dollars in thousands)	2006	2005

At December 31:
Total lines	$28,000	$25,000
Weighted average interest rate	9.50%	8.50%
For the year:
Monthly average borrowing outstanding	15,627	14,241
Maximum borrowing outstanding at any month end	20,755	19,091
Monthly interest rate (weighted average)	10.23%	8.38%
Balance outstanding at December 31	7,405	8,264

        The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under our revolving credit facility for seasonal working capital needs.

        The Company’s revolving credit line is provided by Wells Fargo Foothill, Inc. (“WFF”) under a $25,000,000 Loan and Security Agreement signed on June 30, 2004 (the “2004 Loan Agreement”) which has a maturity date of June 30, 2009. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.‘s prime lending rate plus 1.25% or at WFF’s LIBOR rate plus 3.75% or 9.50% and 9.08%, respectively at December 31, 2006. We are required to pay a monthly unused line fee of .5% of the maximum revolving credit amount less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. During 2006, the 2004 Loan Agreement was amended to temporarily increase the maximum amount of borrowings to $28,000,000 during the period from September 1, 2006 through December 31, 2006 and reverts to $25,000,000 on January 1, 2007. As of December 31, 2006, we were in compliance with all covenants contained within the 2004 Loan Agreement.

        During the quarter ended June 30, 2004, the Company recorded an expense of $589,000 in connection with the write-off of deferred financing costs, early termination fees and other charges related to the termination of a our previous loan and security agreement (see Note C, “Restructuring Costs”). These expenses are included in interest expense in our statement of income for 2004.

E.          Income Taxes

The components of income taxes are as follows: For each year ended December 31, (Dollars in thousands)

Provision for income taxes:	2006	2005	2004
Currently payable:
Federal	$915	$30	$-
State	45	-	-
Deferred:
Federal	(4,696)	-	-
State	(467)	-	-

	$(4,203)	$30	$-

Deferred Tax Provision (Benefit):

Deferred compensation	$92	$126	$135
Lease termination cost	-	395	(395)
Gain on sale of assets	-	-	1,405
Federal NOL carryforwards	1,676	486	(619)
State NOL carryforwards	536	79	547
AMT credit carryforwards	617	(30)	-
Other items	(274)	132	174
Valuation allowance	(7,810)	(1,188)	(1,247)

	$(5,163)	$-	$-

A reconciliation of the Company's effective income tax rate is as follows:
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	5.7	-	5.1
Valuation allowance	(80.6)	(38.8)	(36.6)
Other items, net	(2.6)	5.6	(2.5)

Effective income tax rate	(43.5)%	.8%	- %

Components of the net deferred tax asset:

Deferred tax assets:
Accounts receivable reserves	$1,115	$1,066	$1,041
Deferred compensation	134	226	352
Inventory capitalization	418	447	381
Postretirement benefits	1,982	1,723	1,531
Inventory reserves	253	182	362
Workman's compensation	65	58	137
Federal NOL carryforwards	-	1,676	2,162
State NOL carryforwards	470	1,006	1,085
AMT credit carryforwards	150	767	737
Environmental costs	434	527	546
Lease termination cost	-	-	395
SFAS # 158 adjustment	307	-	-
Other	292	279	394
Gross deferred asset	5,620	7,957	9,123
Deferred tax liabilities:
Depreciation	(156)	(147)	(125)
Valuation allowance	-	(7,810)	(8,998)

Net deferred tax asset	$5,464	$-	$-

        At December 31, 2006, we had utilized all our remaining federal net operating loss carryforwards which totaled approximately $5,108,000 at December 31, 2005 and have remaining state net operating loss carryforwards of approximately $7,076,000 which expire through 2010. The alternative minimum tax credit carryforward of approximately $150,000 at December 31, 2006, currently does not expire. These loss and credit carryforwards are available to reduce respectively, future federal and state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

         We recorded an income tax benefit of $4,203,000 for the year ended December 31, 2006 compared to an income tax provision of $30,000 in the prior year. During fiscal 2001, we began recording a valuation reserve against all of our deferred tax assets. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of the valuation reserve based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized and accordingly, reversed the remaining valuation allowance. The release of the valuation allowance resulted in a net income tax benefit in 2006. In fiscal 2005, we recorded a current income tax provision of $30,000 and recorded no income tax provision or benefit during 2004. During both 2005 and 2004, we utilized certain of our deferred tax assets (which had been fully reserved) to offset the majority of our income tax liability for those years.

F.	Long-Term Obligations

Long-term obligations at December 31, are as follows:

(Dollars in thousands)	2006	2005

Benefits under 1987 Deferred Compensation
Plan and Postretirement benefits (See Note G)	$5,344	$4,976
Environmental liabilities (See Note I)	1,098	1,335
Supplemental death benefits	26	38
Obligation on property sublease	374	468
Deferred tax liability	155	-

Total long-term obligations, including current portion	6,997	6,817
Less current portion	(665)	(1,000)
Total long-term obligations	$6,332	$5,817

G.	Employee Benefits

        Effective January 1, 1994, we amended and restated the Swank, Inc. Employees’ Stock Ownership Plan in a merger with the Swank, Inc. Employees’ Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became The New Swank, Inc. Retirement Plan (the “Plan”). The Plan incorporates the characteristics of the three predecessor plans, covers substantially all full time employees and reflects management’s continued desire to provide added incentives and to enable employees to acquire shares of our common stock. The cost of the Plan has been borne by the Company

        The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board’s discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses associated with contributions to the Plan were $225,000, $122,000, and $218,000 in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the Plan held a total of 2,607,735 and 2,987,822 shares, respectively, of our outstanding common stock, including 39,337 shares at December 31, 2006 that have not been allocated to participants. The Plan held 39,337 unallocated shares at December 31, 2005. From time to time, we make loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. Total outstanding obligations due from the Plan at December 31, 2005 of $120,000 were repaid in 2006. There were no outstanding obligations due from the plan at December 31, 2006.

        In October 1999, the Plan’s 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company’s common stock. Purchases will be made at the discretion of the Plan’s trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by us to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 96,666 shares. There were no shares purchased during 2006 or 2005.

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

        The following table sets forth a reconciliation of the beginning and ending balances of our postretirement benefits and defined benefits under our 1987 Deferred Compensation Plan described below:

For each year ended December 31,
(Dollars in thousands)	Postretirement Benefits			Defined Benefits
Change in Benefit Obligation	2006		2005	2006	2005
Benefit obligation at beginning of year:		$6,170	$6,043	$572	$892
Service cost		14	17	-	-
Interest cost		274	335	20	29
Participants' contributions		-	-	-	-
Amendments		-	-	-	-
Actuarial (gain) loss		(1,258)	278	(2)	(5)
Benefits paid		(182)	(503)	(264)	(344)

Benefit obligation at end of year		$5,018	$6,170	$326	$572

Change in Plan Assets

Fair value of plan assets at beginning of year		$-	$-	$-	$-
Employer contributions		182	503	264	344
Participants' contributions		-	-	-	-
Benefits paid		(182)	(503)	(264)	(344)
Fair value of Plan assets at end of year	$		-	-	-

Funded status		$(5,018)	$(6,170)	$(326)	$(572)
Unrecognized actuarial loss (1)		199	1,457	14	44
Unrecognized transition obligation (1)		689	808	-	-

Accrued benefit cost (2)		$(4,130)	$(3,905)	$(312)	$(528)

(1)	These amounts are included in accumulated other comprehensive (loss), net of tax on the balance sheets and have not yet been recognized as components of net periodic benefit cost.

(2)	Amounts totaling $503,000 and $344,000 have been included in accrued employee compensation as of December 31, 2006 and 2005, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

        In fiscal year 2007, we expect to recognize in net periodic pension cost, $119,000 of the unrecognized transition obligation. We do not expect to recognize any of the unrecognized actuarial loss because the $199,000 is within the 10% corridor of nonrecognition.

        The weighted-average discount rate used in determining the accumulated benefit obligations was 6.00%, 5.50%, and 5.75% at December 31, 2006, 2005, and 2004, respectively. For measurement purposes, a 5.50% annual rate of increase in the per capita cost of covered Medicare Part B health care benefits is assumed for 2006 and all years thereafter. A 9.0% annual rate of increase in the per capita cost of AARP Medicare Supplemental Coverage is assumed for 2006. This rate is assumed to decrease gradually to 5.0% in 2010 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

        The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 5.00%, 4.50%, and 4.00% at December 31, 2006, 2005, and 2004, respectively. Net periodic pension costs for the fiscal years ended December 31, 2006, 2005 and 2004 were determined using discount rates of 4.50%, 4.00% and 4.00%, respectively.

        Net periodic postretirement and defined benefit cost for 2006, 2005 and 2004 included the following components:

(Dollars in thousands)	Postretirement Benefits			Defined Benefits
For each year ended December 31,	2006	2005	2004	2006	2005	2004

Service cost	$14	$17	$16	$-	$-	$-
Interest cost	274	335	337	20	29	42
Recognized actuarial loss	-	51	78	28	30	30
Amortization of transition obligation	119	119	119	-	-	-

Net periodic benefit costs included in selling and administrative expenses	$407	$522	$550	$48	$59	$72

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

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $3,000 and the postretirement benefit obligation by $56,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $3,000 and the postretirement benefit obligation by $62,000, respectively.

        In 1987, we adopted a deferred compensation plan (the “1987 Plan”) available to certain key executives for the purpose of providing retirement benefits. Interest credited to participants’ accounts is paid at retirement in the form of a monthly annuity over a period of ten years. All compensation that was deferred under the 1987 Plan has been returned to participants.  In 1999, we determined that it would be advantageous to place all remaining participants in the 1987 Plan who were not currently receiving benefits into payout status, effective January 1, 2000. Participants will receive benefit payments over ten years resulting in the elimination of the Company’s liability under the 1987 Plan by the end of 2009.

        We use loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that we have the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $5,256,000 and $5,050,000 at December 31, 2006 and 2005, respectively, which is included in other assets, net of policy loans aggregating approximately $2,076,000 and $1,986,000 respectively. We presently have no intention of repaying any policy loans and expect that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $110,000, $151,000 and $100,000 in 2006, 2005 and 2004, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 5.4%, 6.6%, and 4.0% at December 31, 2006, 2005 and 2004, respectively.

        In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on our balance sheet at December 31, 2006 has been included in the accompanying financial statements. SFAS 158 did not have an effect on our financial statements in the prior periods presented.

        SFAS 158 required the Company to recognize the funded status (the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other post-retirement plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption reflects the unrecognized net obligation at transition and the net unrecognized actuarial (losses) which were previously netted against the plan’s funded status on our balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. These amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amount recognized in accumulated other comprehensive income at adoption of SFAS 158.

        The incremental effects of the adoption of the provisions of SFAS 158 on our balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our statement of income for the year ended December 31, 2006 or for any prior period presented, and it will not affect the operating results in future periods.

(Dollars in thousands)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported

Deferred tax asset	$5,313	$307	$5,620
Accrued post-retirement benefit and deferred compensation	4,456	902	5,358
Accumulated other comprehensive (loss), net of tax	(135)	(595)	(730)

        No cash contributions in 2007 are expected for the benefit plans other than funding current benefit payments.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure our benefit obligations at December 31, 2006.

(Dollars in thousands)	Postretirement Benefits	Defined Benefits

2007	$364	$139
2008	377	105
2009	385	105
2010	390	-
2011	394	-
2012 through 2016	1,950	-

H.	Stock Options

        In 1994, we established a directors’ stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. No options were granted in 2006 as all of the remaining shares of common stock available under the directors’ plan were granted during 2005. Options for 3,334 shares of common stock were granted under this plan for each of 2005 and 2004.

        In April 1998, our stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the “1998 Plan”) which replaced the Company’s prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately. No awards were granted by the Board in either 2006 or 2005. At December 31, 2006, a total of 375,000 shares of common stock remain available for future grants under the 1998 Plan.

The following table summarizes stock option activity for the years 2004 through 2006:

	Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	638,333		$.20
Exercised	-	-
Forfeited	-	-
Expired	(3,333)	3.66
Granted	3,334		.38

Outstanding at December 31, 2004	638,334		$.18
Exercised	(275,000)		.17
Forfeited	-	-
Expired	(3,334)	2.44
Granted	3,334	1.60

Outstanding at December 31, 2005	363,334		$.19
Exercised	(355,001)		.17
Forfeited	-	-
Expired	-	-
Granted	-	-

Outstanding at December 31, 2006	8,333		$.79

               For options granted in 2005 and 2004, the Company used the Black-Scholes model to calculate the estimated weighted average fair values, assuming no dividends, which were approximately $1.23 and $.29, respectively, using a risk-free rate of 6.5%, an expected volatility of 99% and expected lives of 5 years.

        Options outstanding as of December 31, 2006 were as follows:

Exercise Price	Shares Outstanding	Weighted Average Life (Years)	Weighted Average Price	Shares Exercisable	Weighted Average Price

$.18 - $1.60	8,333	2.41	$.79	8,333	$.79

        At December 31, 2006 and 2005, all outstanding stock options were exercisable and the weighted-average exercise prices were $.79 and $.19, respectively.

        A summary of option activity under the stock-based compensation plans as of December 31, 2006 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	363,334	$.19	.93	$ 440
Granted	-	-	-	-
Exercised	(355,001)	$.17	-	$1,113
Forfeited/ Expired	-	-	-	-
Outstanding at December 31, 2006	8,333	$.79	2.41	$ 64
Vested or expected to vest at December 31, 2006	8,333	$.79	2.41	$ 64
Exercisable at December 31, 2006	8,333	$.79	2.41	$ 64

        All options granted under the both the 1998 Plan and the 1994 Director Plan are vested as of December 31, 2006.

The table above reflects 350,000 option shares exercised under the 1998 Plan at $.17 per share and 5,001 option shares exercised under the 1994 Director Plan at prices ranging from $.18 to $.37 per share during the year ended December 31, 2006. At December 31, 2006, there were 8,333 option shares issued, outstanding, and exercisable at prices ranging from $.18 to $1.60 per share under the 1994 Director Plan.

I.	Commitments and Contingencies

        We lease certain of our warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expense amounted to $2,124,000, $2,241,000 and $2,455,000 in 2006, 2005 and 2004 respectively.

        Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

(Dollars in thousands)

2007	$2,307
2008	2,246
2009	2,353
2010	1,507
2011	263
Thereafter	49

Total Minimum Payments	$8,725

        During 2001, we completed a sale and lease-back for the Norwalk manufacturing facility. The sale-leaseback transaction resulted in a deferred gain of approximately $4,700,000 that was recorded on the Company’s balance sheet at closing and until April 2004, was being amortized over the lease term. In 2004, the Company recorded amortization income as an offset to the related rent expense included in cost of goods sold of $156,000.

        As more fully described in Note C, “Restructuring Charges”, we terminated the lease on the Norwalk facility during the first quarter of 2004. We paid $250,000 to the landlord upon the signing of the termination agreement and an additional $250,000 on April 30, 2004. The termination agreement also provided for payments to the landlord of an additional $1,000,000, in installments, during the period from January 2005 through March 2006. We recorded a net gain on the termination of $1,090,000 consisting of a $3,348,000 gain associated with the recognition of the remaining balance of a deferred gain on real estate offset in part by $2,084,000 in costs related to the lease termination (including $1,500,000 in lease termination costs, $455,000 in asset impairment charges, and $129,000 for other plant closing expenses), and $174,000 in severance and related expenses recorded in connection with employee terminations. The net gain was stated separately in our statement of income for the year ended December 31, 2004. During the first quarter of 2005, we paid the landlord $925,000 to settle all of our remaining obligations under the termination agreement. and recorded a gain of $75,000 to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid.

        We own the rights to various patents, trademarks, trade names and copyrights and have exclusive licenses in the United States and, in some instances, in certain other jurisdictions. Our “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Claiborne”, “Guess?", “Ted Baker”, “Chaps”, “Pierre Cardin”, “Donald Trump”, “Steve Harvey” and “Tumi” licenses collectively may be considered material to our business. At December 31, 2006, we are obligated to pay minimum royalty and advertising under certain license agreements as follows: 2007 - $9,401,000; 2008 - $9,416,000; and 2009 - $1,073,000. Our license agreements generally require us to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $94,000, $106,000 and $76,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We regularly assess the status of our license agreements and anticipate renewing those contracts expiring in 2007, subject to the negotiation of terms and conditions satisfactory to us.

        On June 7, 1990, we received notice from the United States Environmental Protection Agency (“EPA”) that we, along with fifteen others, had been identified as a Potentially Responsible Party (“PRP”) in connection with the release of hazardous substances at the Shpack Superfund site located in Massachusetts (the “Shpack Site”). We, along with six other PRP’s, subsequently entered into an Administrative Order by Consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the “RI/FS”) with respect to the alleged contamination at the site.

        The RI/FS of the Shpack site was completed and the EPA has prepared its Record of Decision. On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Shpack site. We subsequently joined a new PRP Group (which now has 12 members), which has submitted a good faith offer letter to EPA in response to the Special Notice. The offer letter is contingent upon the PRP Group members reaching an allocation among themselves for RD/RA and past costs, including the RI/FS costs. EPA estimates the total cost of the selected cleanup plan to be approximately $43 million, which includes two response actions that are anticipated to occur on the site. The first, which we understand will be managed by the U.S. Army Corps of Engineers, is designed to remove radiological contamination. The second, which we understand will be led by EPA, is designed to remove non-radioactive contamination. The PRP Group members that did not generate radioactive materials, including the Company, would not be responsible for participating, financially or otherwise, in the first response action, and would be required to implement the second phase of the cleanup only after the first phase has been completed. At that time, we anticipate that the expected costs to complete the RD/RA will be significantly reduced. We believe it is unlikely that this matter will have a material adverse effect on our operating results, financial condition or cash flows, and we believe that we have adequately reserved for the potential costs associated with this site. At December 31, 2006 and 2005 we had accrued approximately $965,000 and $966,000 respectively, in connection with this site.

            In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. The estimated cost of remediation by natural attenuation through 2017 is approximately $1.5 million. Based on current participation, our share of these costs and the amount of the liability accrued at December 31, 2006 is approximately $134,000. We believe that this site will not have any material adverse effect on our operating results, financial condition or cash flows and we believe we have adequately reserved for the potential costs associated with this site.

        The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying balance sheets (See Note F), exclusive of additional currently payable amounts of approximately $47,000 and $50,000 included in other current liabilities in 2006 and 2005, respectively. These amounts have not been discounted. We believe that the accompanying financial statements include adequate provision for environmental exposures.

        In the ordinary course of business, we are contingently liable for performance under letters of credit of approximately $146,000 at December 31, 2006. We are required to pay a fee monthly presently equal to 2.0% per annum on the outstanding letter of credit.

        We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination.

        The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although there can be no assurance as to the disposition of these proceedings, we do not anticipate that these matters will have a material impact on our results of operations or financial condition.

J.	Promotional Expenses

        Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance our business and, as described in Note I to the financial statements, certain license agreements require specified levels of spending. We charge advertising costs to expense as they are incurred. Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2006, 2005, and 2004 were $2,752,000, $2,019,000, and $2,367,000, respectively.

K.	Disclosures About Segments of an Enterprise and Related Information

        We follow SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments. Operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance. We are engaged in one business, the sale of men’s accessories consisting of belts, wallets and other small leather goods, suspenders and jewelry. Our company and our customer relationships are organized around this one business segment. Our products are sold principally domestically through department stores and to a lesser extent, through specialty stores and mass merchandisers.

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

(Dollars in Thousands Except Per Share Data)	First	Second	Third	(1) Fourth

2006
Net Sales	$22,167	$26,447	$33,172	$37,273
Gross Profit	7,324	8,795	11,612	13,659
Net Income	$24	$976	$3,095	$9,894
Net Income Per Common Share - Basic	$ -	$.17	$.52	$1.63
Net Income Per Common Share - Diluted	$ -	$.16	$.51	$1.63

2005
Net sales	$19,243	$22,025	$25,934	$30,712
Gross profit	6,141	7,478	8,285	10,962
Net income (loss)	$(871)	$89	$915	$3,481
Net income (loss) per common share - basic	$(.16)	$.02	$.16	$.61
Net income (loss) per common share - diluted	$(.16)	$.01	$.15	$.56

        (1)  Included in our 2006 fourth quarter net income is a tax benefit adjustment of $7,810,000 to relieve the entire balance of our deferred tax valuation allowance. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” we assessed the need for the valuation allowance based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized and accordingly, reversed the remaining valuation allowance.

M.	Related Party Transactions

        On June 30, 2006, the Estate of Marshall Tulin (the “Estate”) converted the Amended and Restated Convertible Promissory Note of the Company dated April 1, 2004, as amended and restated as of June 30, 2004, and payable to the order of the Estate (the “Note”) in the amount of $350,000, into 116,666 shares of the Company’s common stock, $.10 par value per share pursuant to a formula set forth in the Note.

        Five members of John Tulin’s family are employed by us in various positions and are compensated for services rendered by them to us.

        We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $94,000, $106,000 and $76,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.	Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2006 of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our periodic SEC filings.

        There were no changes to our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

        Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

        Our executive officers are as follows:

Name	Age	Title
John A. Tulin	60	Chairman of the Board, Chief Executive Officer and Director
James E. Tulin	55	Senior Vice President - Merchandising and Director
Paul Duckett	66	Senior Vice President - Distribution and Retail Store Operations
Melvin Goldfeder	70	Senior Vice President - Special Markets Division
Jerold R. Kassner	50	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Eric P. Luft	51	President and Director

        There are no family relationships among any of the persons listed above or among such persons and the directors of the Company except that John A. Tulin and James E. Tulin are brothers.

        John A. Tulin has been the Company’s Chief Executive Officer since October 1995, and was elected to the additional office of Chairman of the Board in March 2007. Mr. Tulin joined us in 1971, was elected a Vice President in 1974, Senior Vice President in 1979, Executive Vice President in 1982 and served as our President from October 1995 to March 2007. He has served as a director since 1975.

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

        Jerold R. Kassner was elected Executive Vice President in March 2007, and he continues to serve as our Chief Financial Officer, Treasurer, and Secretary, positions that he has held since July 1999. Mr. Kassner joined the Company in November 1988, was elected Vice President and Controller in September 1997 and Senior Vice President in July 1999.

        Eric P. Luft was elected President in March 2007. Mr. Luft served as a Divisional Vice President of the Men’s Products Division from June 1989 until January 1993, when he was elected a Senior Vice President, and he served as Senior Vice President-Men’s Division from October 1995 until his election as President in March 2007. Mr. Luft became a director in December 2000.

        Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

Directors

        Our Board of Directors consists of John Tulin, James E. Tulin, Eric P. Luft, John J. Macht and Raymond Vise. Information with regard to John Tulin, James E. Tulin and Eric P. Luft is set forth above in this Item 10 under the caption “Executive Officers.” The following sets forth certain information as to Mr. Macht and Mr. Vise:

        John J. Macht, who is 70 years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director in 1995 and is chairman of the Audit Committee.

        Raymond Vise, who is 85 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963 and is a member of the Audit Committee.

        Each director serves a three-year term and until the election and qualification of his successor.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than 10% of our Common Stock, to file initial reports of ownership, and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2006 were all timely filed, except that William F. Rubin, a Senior Vice President of the Company, filed a Form 5 late with respect to five transactions that should have been filed on Forms 4 but were not during fiscal 2006, and The New Swank, Inc. Retirement Plan filed three late Forms 4 with respect to six transactions.

Code of Ethics

        We have adopted a Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Corporate Governance

        There were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders held on August 24, 2006.

        We do not have an audit committee financial expert, within the meaning of the rules and regulations under the Exchange Act, serving on the Audit Committee of the Board of Directors. Based on our past operating results, we have not attracted an acceptable audit committee financial expert to serve on the Board’s Audit Committee.

Item 11.	Executive Compensation.

Director Compensation

        The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2006:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
John J. Macht	$40,000	—	—	—	—	$94,316 (1)	$134,316

Raymond Vise	$40,000	—	—	—	—	$4,161 (2)	$44,161

(1)

Under agreements between us and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between us and licensors introduced to us by The Macht Group, and in certain instances, based on net sales of specified private label products. Aggregate compensation earned by The Macht Group under this arrangement during 2006 was $94,316.

(2)

Mr. Vise receives reimbursement for certain medical insurance premiums paid by him pursuant to benefits provided to certain of the Company’s retirees under the Company’s Post-Retirement Benefits Plan. Aggregate compensation paid to Mr. Vise under this program during 2006 was $4,161.

Each non-employee director receives an annual director’s fee of $6,000 for each meeting of the Board and $4,000 for each Board committee meeting attended by him in person or via teleconference.

Compensation Discussion and Analysis

        General Philosophy and Objectives

        Our executive compensation policies are intended to attract, motivate and retain key executives of superior ability. Our main objectives are to reward individuals for their contributions to our performance and provide them with a stake in our long-term success. Compensation programs for our executives are constructed in an effort to reward them, in the short-term, for individual performance and overall corporate performance through a combination of base salary, discretionary bonuses, and commission compensation for those individuals whose primary duties and responsibilities are the sale of our product offerings, and in the longer-term, by tying a portion of their compensation directly to the performance of our Common Stock.

        Compensation Process

        Our Executive Compensation Committee, comprised of Raymond Vise and John J. Macht, reviews and expressly approves the compensation of our Chairman of the Board and Chief Executive Officer, President, Chief Financial Officer, and each of our other executive officers. For fiscal 2006, the Executive Compensation Committee reviewed and approved the compensation of the five Named Officers, which is how we refer later in this Annual Report on Form 10-K to John Tulin, Jerold R. Kassner, James E. Tulin, Eric P. Luft and Melvin Goldfeder. Our Board of Directors, without the participation of any interested member of the Board, approves the grant of stock options and any other awards under our 1998 Equity Incentive Compensation Plan (which we call the “1998 Plan”) without the participation of any interested member of the Board, and approves the terms and conditions of any employment, severance, “change of control” or other written employment agreement with any of our executive officers.

        Elements of Compensation

        The primary elements of executive compensation for our Named Officers are as follows:

•	Annual base salary

•	Bonus compensation, in the discretion of the Executive Compensation Committee or the Chief Executive Officer, as applicable

•	Commission Compensation for our sales executives

•	A long-term incentive component, generally consisting of the grant of stock options, also in the discretion of the Board of Directors

•	Change of control benefits

•	Perquisites and other benefits

We do not objectively allocate compensation between currently paid and long-term compensation, or between cash and non-cash compensation, and no specific benchmarks or other quantitative measures typically are used. Instead, the Executive Compensation Committee and the Board of Directors believe that they should be able to maintain an overall objective of attracting, motivating and retaining our key executives while at the same time preserving discretion to increase or decrease variable compensation on a year-to-year basis depending on individual and corporate performance, or, in fact, not to pay any such compensation in any particular year if we consider that to be appropriate.

        Base Salary. Base salary provides an executive with his or her basic compensation. It is intended to reflect the skill, experience, and overall value an individual brings to our business, as well as the individual’s length of service and historic performance. The base salary for our Chief Executive Officer, our President and one of our Senior Vice Presidents, as discussed below, is set by the terms of their respective employment agreements. The Board has retained the discretion to increase those base salary levels in its discretion. Annual reviews are typically made of the base salary of each Named Officer, and annual adjustments made if we believe any adjustments are necessary. However, when warranted by business considerations, such as profitability, gross margin levels, and/or cash flow considerations, among others, annual adjustments may either be delayed, or may not be made.

        During the 5-year period from 2001 through 2005, the base salary of our Chief Executive Officer remained unchanged. Increases in the salary levels of our other executive officers generally were limited to those individuals with significant added responsibilities or in an effort to “meet the competition” to the extent necessary to retain the services of the executive. Annual adjustments in the salaries for the Named Officers in 2006, to the extent made, were intended to address the lack of salary adjustments in prior periods and to reward the loyalty of these individuals during challenging business times.

        At the start of fiscal 2007, we entered into new employment agreements with our Chief Executive Officer and a Senior Vice President of the Company, which replaced then expiring agreements with them. We also amended our employment agreement with our President. Mr. Tulin’s base salary has been increased less than 10% when compared to his base salary for the fiscal year just ended, which we believe is a conservative but proper approach of rewarding Mr. Tulin for his central leadership role with the Company, while continuing our philosophy of a limited fixed-cost structure. James Tulin’s and Eric Luft’s base salaries have not been increased over their fiscal 2006 levels. These agreements are described in more detail below under the caption “Employment Contracts and Severance Agreements.” We increased the base salary of our Chief Financial Officer to bring his compensation more in line with our other senior executives and to more accurately reflect his value and importance to our past and continued success.

        Bonuses.       Cash bonuses are awarded on a discretionary basis. Bonuses in the past have occasionally been based on gross profit or profitability goals and performance metrics. However, we generally believe that retaining flexibility allows us to consider a number of factors that an objective performance metric may not permit, or to award available bonus dollars to those individuals whose contributions to a particular achievement merit special recognition. Cash bonuses are intended to reward the loyalty of our executives, provide incentive for a positive performance, and communicate to our executives that when individual and collective efforts result in positive corporate performance, their performance will be rewarded.

        In fiscal 2006, the Company achieved its best operating performance in more than ten years, completing a three-year period of profitability. In light of this performance, and in great part because for the 5-year period from 2001 through 2005 only token bonus compensation had been paid to any of our executives (other than, as discussed above, for those individuals with significant added responsibilities), we granted cash bonuses to our Named Officers.

        Commission Compensation. Commission compensation is generally an element of the total compensation of those of our executives whose primary responsibility is the sale of our products, and is intended both to incentivize and also to reward them in performing their duties. Customarily the base salaries of these individuals are set at a lower level than other executives, with the goal of providing them with an incentive to maximize sales. Each of Mr. Goldfeder, who is in charge of the Special Markets Division of the Company, and Mr. Luft, whose primary responsibility is our United States non-Special Markets businesses, are paid relatively modest base salaries, as noted below in the table under the caption “Summary Compensation Table,” compared with our other executives. Mr. Luft’s employment agreement has been amended to provide him with a revised commission compensation formula, and is described in detail below under the caption “Employment Contracts and Severance Arrangements.” Commission formulas are generally set at levels that we believe are competitive based on our knowledge of our industry.

        Long-Term Incentive Compensation. The long-term component of our executive compensation is designed to provide a commonality of interests between our executives and our stockholders. In the past, we have utilized stock options as the primary method of providing long-term and equity-based compensation. Grants under our 1998 Plan, along with annual bonuses, are the primary methods used to provide long-term motivation to our executives, and to allow them to participate in the growth of the Company through increases in the price of our shares of Common Stock, thereby linking their interests with those of our stockholders. The 1998 Plan provides for the grant, in the discretion of the Board of Directors, of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance and other awards. The Board of Directors may, in connection with the grant of each option or award, establish one or more objective criteria (which may include reference to revenues, margin, profits or other goals) to determine whether the options or awards vest or otherwise will become exercisable, and/or whether any amounts will become payable.

        No options or other awards were granted in fiscal 2006. The Board and Executive Compensation Committee instead opted for the grant of moderate salary increases and cash bonus compensation for the reasons described above. Nevertheless, the Board of Directors considers the grant of options and awards from time to time during the year (and in that regard, notes that the last awards under the 1998 Plan, which were option grants, occurred in fiscal 2001), and also on an annual basis in connection with determinations on overall compensation of our executives.

        Change in Control Agreements. We provide a severance plan to our executives as a retention incentive and also to ensure that in a potential change of control situation that could benefit our stockholders, members of our management will work to ensure the best outcome for stockholders. We believe that since our executives have worked diligently to return the Company to profitability and success, it is important to protect them in the event of a change in control. We also believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them. A description of the “Termination Agreements” we have in place with our Named Officers is set forth below under the caption “Employment Contracts and Severance Agreements.” As described in that section, all benefit payments under the Termination Agreements are “double trigger” provisions, meaning that not only must a change of control occur, but other specified events must occur as well in order for payments to be required.

        Perquisites and Other Benefits. We structure our other compensation to provide competitive benefit packages to our executives. We often offer perquisites to certain of our executives, primarily automobile allowances, housing allowances, life insurance programs and supplemental health insurance programs. We have used these benefits as a retention tool and as a relatively inexpensive method of rewarding our executives, particularly when it is viewed as a part of our overall compensation program that relies in great part on the discretion of the Board of Directors and the Executive Compensation Committee in assessing individual and corporate performance.

        The only other benefits available to the Named Officers are those that are generally available to our employees, including health insurance, participation in The New Swank, Inc. Retirement Plan, which is a defined contribution plan consisting of a combined 401(k) and employee stock ownership plan. We do not offer any of our executives any pension or retirement benefits that are not otherwise enjoyed by our employees in general.

        Certain Accounting and Tax Considerations.

        We are aware that base salary, cash bonuses, stock-based awards, and other elements of our compensation programs generate charges to earnings under generally accepted accounting principles (including as provided in SFAS 123R). We generally do not adjust compensation components based on accounting factors. With respect to tax treatment, we will consider the tax effect of types of compensation, including whether we should structure incentive compensation to secure the deduction for the performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Section 162(m) denies a deduction for compensation paid to a named executive officer in a taxable year for compensation in excess of $1,000,000 unless such excess amount meets the definition of “performance-based compensation.” It is possible, however, that portions of any future grants or awards may not qualify as “performance-based compensation,” and, when combined with base salary and other compensation to a Named Officer, may exceed this limitation in any particular year. We have also limited the benefits that may be triggered under our Termination Agreements upon a change of control of the Company to avoid certain excise taxes and other unfavorable tax consequences related to those payments, as described below under the caption “Employment Contracts and Severance Agreements.”

Report of Board of Directors and Executive Compensation Committee

        The members of the Board of Directors and the Executive Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section of this Proxy Statement with management. Based on such review and discussion, the members of the Board of Directors and the Executive Compensation Committee recommended that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Board of Directors	Executive Compensation Committee
John Tulin	John J. Macht
James E. Tulin	Raymond Vise
Eric. P. Luft
John J. Macht
Raymond Vise

Summary Compensation Table

        The following table sets forth certain information concerning the compensation of John Tulin, our Chief Executive Officer, Jerold R. Kassner, our Chief Financial Officer, James E. Tulin, a Senior Vice President, Eric P. Luft, our President, and Melvin Goldfeder, a Senior Vice President (we call these officers our “Named Officers”):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- Sation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John Tulin, Chairman	2006	$451,667	$200,000	—	—	—	—	$89,461 (1)	$741,128
of the Board and Chief
Executive Officer

Jerold R. Kassner,	2006	$235,000	$75,000	—	—	—	—	$19,275 (2)(7)	$329,275
Executive Vice
President and Chief
Financial Officer

James E. Tulin, Senior	2006	$357,000	$40,000	—	—	—	—	$28,384 (3)(7)	$425,384
Vice President

Eric P. Luft, President	2006	$154,000	$396,490 (4)	—	—	—	—	$20,007 (5)(7)	$570,497

Melvin Goldfeder,	2006	$130,000	$332,638 (6)	—	—	—	—	—	$462,638
Senior Vice President

_________________

(1)

This amount includes financial planning services, a special allowance of $43,200, travel allowances of $9,000, and automobile benefits (which include lease, insurance and maintenance expenses) of $29,861.

(2)	This amount includes automobile benefits of $12,122.
(3)	This amount includes travel allowances of $10,800, financial planning services of $7,400, and automobile benefits of $4,732.
(4)	This amount includes sales commissions of $371,490.
(5)	This amount includes automobile benefits of $14,144.
(6)	This amount includes sales commissions of $312,638.
(7)	These amounts include premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers.

Grant of Plan-Based Awards

        Our 1998 Plan provides for the grant, in the discretion of the Board of Directors, of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance and other awards. There were no grants or awards under the 1998 Plan to any of the Named Officers during the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

        No stock options or other equity incentive plan awards (whether vested or unvested) were outstanding at the end of the fiscal year ended December 31, 2006.

Option Exercises and Stock Vested

        The following table presents information concerning the exercise of stock options and the vesting of stock for the Named Officers during the fiscal year ended December 31, 2006 (no SARs, restricted stock, restricted stock units or similar instruments have been granted to any of the Named Officers, or were outstanding on such date).

FISCAL 2006 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
John Tulin	50,000	$146,500	—	—

Jerold R. Kassner	75,000	$362,250	—	—

James E. Tulin	75,000	$261,000	—	—

Eric P. Luft	75,000	$211,500	—	—

Melvin Goldfeder	—	—	—	—

Nonqualified Defined Contribution and other Nonqualified Deferred Compensation Plans

        The following table presents information for our fiscal year ended December 31, 2006 concerning each defined contribution or other plans of the Company that provide for the deferral of compensation of the named executive officers on a basis that is not tax qualified. During fiscal 2006, our only plan was our 1987 Deferred Compensation Plan, as amended (which we refer to as the “1987 Plan”). Messrs. John Tulin, James Tulin, and Kassner did not participate in the 1987 Plan.

        The 1987 Plan was originally adopted to provide certain of our executives with the ability to defer some of their compensation until retirement. We did not make any contributions to the 1987 Plan. The compensation the executives deferred, plus interest on those deferrals, were intended to be paid to the executives in the form of a monthly annuity payment over a period of 10 years. However, in 1999, we agreed with the executives who were not already receiving payments that no further deferrals would be made and that amounts already deferred, along with interest earned, would be returned to them. Since then, all of the compensation the executives previously had deferred has been returned to them. Interest on the deferred compensation continues to be paid to the executives, and earnings continue to accrue on the remaining interest amounts to be distributed. The interest rate used to credit earnings to each participant’s outstanding balance is based on the age and tenure of each participant and ranges from 6.5% per annum to 8.5% per annum. We anticipate that all interest will be returned to the executives no later than the end of 2009.

FISCAL 2006 NON-QUALIFIED DEFERRED COMPENSATION

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d) (1)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance At Last FYE ($) (f)

John Tulin	—	—	—	—	—

Jerold R. Kassner	—	—	—	—	—

James E. Tulin	—	—	—	—	—

Eric P. Luft	—	—	$3,910	$3,910	$11,730

Melvin Goldfeder	—	—	$15,814	$15,814	—

_________________

(1) These amounts are not reflected in the summary compensation table under the caption “Summary Compensation Table” and were not reported as compensation for any Named Officer in the summary compensation table for previous years.

Employment Contracts and Severance Agreements

        During fiscal 2006, we were a party to an employment agreement with John Tulin, which terminated on December 31, 2006. Under this agreement, Mr. Tulin was employed as our Chief Executive Officer and he received a base salary during fiscal 2006 of $460,000. In addition, during fiscal 2006, we were a party to an employment agreement with James Tulin, which terminated on December 31, 2006, under which he was employed as Senior Vice President- James Tulin’s base salary during fiscal 2006 was $357,000.

        John Tulin entered into a new employment agreement with us effective as of January 1, 2007. This agreement terminates on December 31, 2009, but on each December 31 during the term, starting on December 31, 2007, the term is automatically extended so that on that last day of each calendar year, the employment term will be a three calendar year period, unless either we or John Tulin gives the other at least thirty (30) days notice that there will be no extension. Mr. Tulin is entitled to receive a minimum annual base salary of $500,000, and such other compensation, if any, as the Board of Directors shall determine. In addition, the agreement provides that for a period of thirty (30) days from and after the occurrence of a Change of Control (as described below), John Tulin has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination. If John Tulin’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive, in installments in accordance with the then applicable pay intervals for our executive officers, his base salary through the then applicable expiration date of the employment agreement as if no termination had occurred. If our agreement with Mr. Tulin is terminated because of the disability of Mr. Tulin, he is entitled to receive an amount equal to his average base salary for the three-calendar year period prior to disability, plus accrued but unpaid salary and bonus compensation, if any. If John Tulin dies during the employment term, his legal representatives are entitled to receive his base salary through the end of the following calendar year, plus accrued but unpaid bonus compensation, if any. Had this agreement been in effect on December 29, 2006, the last business day of our last fiscal year, the estimated maximum payments and benefits that would have been due upon Mr. Tulin’s disability or death on that date would have been $500,000.

        James E. Tulin entered into an employment agreement with us effective as of January 1, 2007, which terminates on December 31, 2009. Mr. Tulin is entitled to receive a minimum base salary of $357,000, and such bonus and other compensation, if any, as the Board of Directors shall determine. In addition, the agreement provides that for a period of fifteen (15) days from and after the occurrence of a Change of Control, James Tulin has the right to terminate his employment agreement prior to the established expiration date and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of such termination. If James Tulin’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses, he will be entitled to receive, in installments in accordance with the then applicable pay intervals for executive officers of the Company, his then applicable base salary through the then applicable expiration date of the employment agreement as if no termination had occurred. If James Tulin dies during the employment term, his legal representatives are entitled to receive his base salary through the end of the calendar year during which death occurs, plus accrued but unpaid bonus compensation. Had this agreement been in effect on December 29, 2006, the last business day of our last fiscal year, the estimated maximum payments and benefits that would be due upon Mr. Tulin’s death would have been approximately $3,000.

        During fiscal 2006, we were also a party to an amended and restated employment agreement with Eric P. Luft, pursuant to which Mr. Luft served as Senior Vice President - Men’s Division. Under the agreement, during fiscal 2006 Mr. Luft received a base salary of $144,000 per year, plus such additional compensation, if any, as the Board of Directors shall determine, plus annual commission compensation in an amount equal to the greater of (i) $128,000 and (ii) commission compensation calculated and payable in accordance with any commission compensation arrangement that may exist from time to time between us and Mr. Luft. Mr. Luft’s commission compensation for fiscal 2006 is disclosed above under the caption “Summary Compensation Table.” Under the agreement as in effect during 2006, if Mr. Luft died at any time during the employment term, his legal representatives were entitled to receive $282,000, payable installments in accordance with the then applicable pay intervals for executive officers of the Company.

        Subsequent to the end of fiscal 2006, Mr. Luft’s amended and restated employment agreement was further amended (we refer to this agreement as the “New Luft Agreement”). Under the New Luft Agreement, Mr. Luft is entitled to receive a base salary of $154,000, and commission compensation equal to the greater of (i) $128,000 and (ii) .05% of certain of our domestic net sales. The New Luft Agreement also provides that if at any time after a Change of Control, John Tulin shall no longer be the chief executive officer of the Company, then for a period of fifteen (15) days thereafter, Mr. Luft has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and accrued but unpaid commission compensation, if any, through the date this Agreement shall terminate. If Mr. Luft’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive, in installments in accordance with the then applicable pay intervals for executive officers of the Company, $282,000 plus an additional amount equal to a pro rata portion of $282,000 for the number of months from the preceding July 1 to the last day of the calendar month in which his employment terminates. However, if his employment is terminated and he is entitled to receive amounts under his termination agreement with us (which is described below), Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts. If the New Luft Agreement is terminated because of the disability of Mr. Luft, he is entitled to receive an amount equal to his average base salary and commission compensation for the three-calendar year period prior to disability, plus accrued but unpaid salary, commission compensation and bonus compensation, if any. If Mr. Luft dies during the employment term, his legal representatives are entitled to receive, in installments in accordance with the then applicable pay intervals for executive officers of the Company, an amount equal to his average base salary and commission compensation for the three-calendar year period prior to death, plus accrued but unpaid salary and bonus compensation, if any. Had this agreement been in effect on December 29, 2006, the last business day of our last fiscal year, the estimated maximum payments and benefits that would be due upon Mr. Luft’s disability or death on that date would have been $442,500.

        We are also a party to a severance agreement with Jerold R. Kassner, our Chief Financial Officer. If we terminate Mr. Kassner’s employment for any reason other than cause, disability or death, he will be entitled to receive, among other things, his base salary (subject to reduction in certain circumstances) plus certain medical benefits for him and his family for up to one-year after termination. Mr. Kassner’s base salary during fiscal 2006 was $235,000. The estimated payments and benefits that would be due upon such a termination would be $235,000.

        We entered into termination agreements with Messrs. John Tulin, James Tulin, Eric P. Luft, Melvin Goldfeder, and Jerold R. Kassner (we call each of these, a “Termination Agreement”). Each Termination Agreement contains an automatic annual extension on each December 31 unless give 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a Change of Control, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer’s “base amount” (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended). Based on the Named Officers’ compensation for fiscal 2006, the estimated payments that would be due upon a termination that would trigger payments under these Termination Agreements would be approximately $1,378,976 for John Tulin, $585,722 for Jerold R. Kassner, $1,003,807 for James E. Tulin, $1,194,561 for Eric P. Luft and $1,033,631 for Melvin Goldfeder.

        For purposes of each of the employment agreements of John Tulin, James E. Tulin and Eric P. Luft, and the Termination Agreements, a “Change of Control” will be considered to have occurred if (i) there has occurred a change in control as the term “control” is defined in Rule 12b-2 promulgated under the Exchange Act as in effect on the date hereof; (ii) when any “person” (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), except for The New Swank, Inc. Retirement Plan and Trust or any other any employee stock ownership plan or trust (or any of the trustees thereof) or other of our benefit plans, becomes a beneficial owner, directly or indirectly, of our securities representing twenty-five (25%) percent or more of our then outstanding securities having the right to vote on the election of directors; (iii) during any period of not more than two (2) consecutive years (not including any period prior to the execution of the Agreement), individuals (other than John Tulin) who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with us to effect a transaction described in clauses (i), (ii), (iv), (v), (vi) or (vii)) whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were either directors at the beginning of the period or whose election or nomination for election was previously approved, cease for any reason to constitute at least seventy-five (75%) percent of the entire Board of Directors; (iv) when a majority of the directors (other than John Tulin) elected at any annual or special meeting of stockholders (or by written consent in lieu of a meeting) are not individuals nominated by our incumbent Board of Directors; (v) if our stockholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in the holders of our voting securities outstanding immediately prior thereto being the holders of at least eighty (80%) percent of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; (vi) if our stockholders approve a plan of complete liquidation of the Company; or (vii) if our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

Terminated Pension Plans

        In 1983, we terminated our pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments. The accrued annual benefits for Messrs. John Tulin, James Tulin, and Melvin Goldfeder under these annuities are $13,116, $10,407, and $12,230, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

           The following table sets forth information as of February 28, 2007 with respect to each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act who we know to be the beneficial owner of more than 5% of the Common Stock, our only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The New Swank, Inc.
Retirement Plan	2,570,663(1)(2)	42.3%
90 Park Avenue
New York, NY 10016
John Tulin
90 Park Avenue	2,154,434(3)(4)	35.5%
New York, NY 10016
Raymond Vise
8 El Paseo	1,779,057(3)(5)	29.3%
Irvine, CA 92715

_________________

(1) This amount includes 800,409 shares of Common Stock allocated to participants’ accounts in The New Swank, Inc. Retirement Plan (the “Retirement Plan”) and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters.

(2) This amount also includes 1,371,674 shares of Common Stock allocated to participants’accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion, and 244,660 unallocated shares which the trustees may vote in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 153,920 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3) John A. Tulin, our Chairman of the Board, Chief Executive Officer and a director, and Raymond Vise, a director of the Company, are co-trustees of the Retirement Plan. This amount includes 1,371,674 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above); 244,660 unallocated shares which the trustees may vote in their discretion; and 153,920 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

(4) This amount includes 1,060 shares owned by Mr. Tulin’s wife, 10,000 shares held jointly by Mr. Tulin and his wife, and 2,333 shares held by Mr. Tulin’s daughter.Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 25,978 shares allocated to his accounts under the Retirement Plan.

(5) This amount includes 1,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”). The 1994 Plan expired by its terms, and no further options may be granted thereunder, although the 1994 Plan remains in effect as to previously granted stock options.

Security Ownership of Management

        The following table sets forth information at February 28, 2007 as to the ownership of shares of our Common Stock, our only outstanding class of equity securities, with respect to (a) each of our directors (b) each Named Officer, and (c) all of our directors and executive officers as a group (8 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
John J. Macht	6,666 (1)	*
James Tulin	256,598 (2)	4.2%
John Tulin	2,154,434 (3)	35.5%
Raymond Vise	1,779,057 (4)	29.3%
Eric P. Luft	98,370 (5)	1.6%
Melvin Goldfeder	216,764 (6)	3.6%
Jerold R. Kassner	80,692 (7)	1.3%
All directors and executive
officers as a group (8 persons)	2,916,460 (8)	48.1%

        * Less than one (1%) percent.

_________________

(1)    Includes 6,666 shares which Mr. Macht has the right to acquire within 60 days through the exercise of stock options under the 1994 Plan.

(2)    Includes an aggregate of 142 shares held by his children and an aggregate of 24,933 shares of Common Stock allocated to his accounts under the Retirement Plan.

(3)    Includes the shares referred to in footnotes 3 and 4 of the first table above under the caption “Ownership of Voting Securities.”

(4)    Includes the shares referred to in footnotes 3 and 5 to the first table above under the caption “Ownership of Voting Securities.”

(5)    Includes an aggregate of 19,370 shares of Common Stock allocated to his accounts under the Retirement Plan.

(6)    Includes an aggregate of 20,532 shares of Common Stock allocated to Mr. Goldfeder’s accounts under the Retirement Plan.

(7)    Includes an aggregate of 5,692 shares of Common Stock allocated to his accounts under the Retirement Plan.

(8)    Reference is made to footnotes (1) through (7) above. This amount also includes 110,455 shares of Common Stock allocated to their respective accounts under the Retirement Plan.

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2006 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	0	—	375,000

Equity compensation
plans not approved by
security holders	0	—	0

Total	0	—	375,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

        A portion of the information called for by this Item 13 is set forth in Item 11 Executive Compensation under the caption “Compensation Committee Interlocks and Insider Participation”, which information is incorporated by reference herein.

        We employed Christine Tulin (who is the daughter of John Tulin) during 2006 as Vice President and Merchandise Manager -- men’s jewelry. Ms. Tulin is responsible for the development of merchandise design and packaging concepts for our various licensed and private label men’s jewelry collections. Aggregate compensation earned by Christine Tulin for services rendered during 2006 amounted to $190,833.

        On April 1, 2004, Marshall Tulin, our former Chairman of the Board, loaned to us $350,000 under the terms of a subordinated promissory note, as amended and restated as of June 30, 2004 (the “Note”) issued by the Company to Mr. Tulin. The Note bore interest at 7% per annum, payable quarterly, and was subordinated in right of payment to our senior debt, as defined in the Note. We paid interest of $12,149 on the Note during fiscal 2006. Mr. Tulin and, after his death, his estate (the “Estate”) had the option at any time to convert the principal amount of the Note into shares of our Common Stock pursuant to a formula based on the greater of the aggregate market value of the Company or its going concern value as determined by an investment banking firm or nationally recognized accounting firm, on the conversion date, but in no event in excess of 20% of the then issued and outstanding shares of our Common Stock on the conversion date. John Tulin, our Chairman and Chief Executive Officer, and James E. Tulin, a Senior Vice President, are co-executors of the Estate. On June 30, 2006, the Estate converted the Note into 116,166 shares of Common Stock pursuant to a formula set forth in the Note.

        Our Board has designated the Executive Compensation Committee, comprised of Raymond Vise and John J. Macht, to review and approve the compensation of our Chairman of the Board, Chief Executive Officer and President (as set forth in our Amended and Restated By-laws), and our other executive officers, as well as (except as provided below) any other transaction, in which the amount involved exceeds $120,000 and in which any director, or nominee for director, any executive officer, and/or any immediate family member of any such person, or any holder of five percent (5%) of our Common Stock, has a direct or indirect material interest (each such transaction being called an “Interested Transaction”). Our entire Board of Directors, without the participation of any interested member of the Board, approves the grant of all stock options to such individuals. The terms and conditions of any Interested Transaction with Mr. Macht (as set forth above under the caption “Compensation Committee Interlocks and Insider Participation”) are approved by the entire Board of Directors without the participation of Mr. Macht. The authority of the Executive Compensation Committee is evidenced, in part, in our Amended and Restated By-laws and, in part, by authorizing resolutions of the Board of Directors, but these procedures are not otherwise set forth in writing. The Board of Directors and the Executive Compensation Committee intend that each Interested Transaction will be on terms and conditions that are no less favorable to us than we could have obtained from unaffiliated third parties.

        Raymond Vise, a director and member of the Audit Committee, Executive Compensation Committee and the Stock Option Committee, meets the independence requirements for members of the Board of Directors and those Board committees under the listing standards of The Nasdaq Stock Market, Inc. applicable to his membership on the Board and those Board committees, and the other members of the Board and those committees do not meet the requirements. The Board of Directors does not have a standing nomination committee.

Item 14.	Principal Accounting Fees and Services.

        Aggregate audit fees billed and expected to be billed by BDO Seidman, LLP (“BDO”) for its audit of our financial statements for the years ended December 31, 2006 and December 31, 2005, and for its review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2006 and fiscal 2005, were $210,800 and $201,000, respectively.

        Audit-Related Fees

        Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption “Audit Fees” totaled $27,100 and $26,400 for fiscal 2006 and 2005, respectively.

        Tax Fees

        In addition to the fees described above, aggregate fees of $26,635 and $30,800, respectively, were billed by BDO during the years ended December 31, 2006 and December 31, 2005, respectively, for income tax compliance and related tax services.

        All Other Fees

        None.

        All audit-related services, tax services and other services were pre-approved by the Audit Committee of the Board of Directors. The Audit Committee’s pre-approval policies and procedures are to pre-approve, on a case-by-case basis, all audit, audit-related, tax and other services to be performed by our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report

1.	Financial Statements filed as part of this Report:

The following financial statements of the Company are included in Item 8:

Balance Sheets -- As of December 31, 2006 and 2005.

Statements of Income -- Years ended December 31, 2006, 2005, and 2004.

Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) -- Years ended December 31, 2006, 2005, and 2004.

Statements of Cash Flows -- Years ended December 31, 2006, 2005, and 2004.

Notes to Financial Statements.

2.	Financial Statement Schedules filed as part of this Report:

The following financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.

Financial Statement Schedule for the years ended December 31, 2006, 2005 and 2004.

Schedule II. Valuation and Qualifying Accounts

3.	Exhibits

Exhibit	Description

3.01	Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5354, is incorporated herein by reference.)

3.02	Amended and Restated By-laws of the Company. (Exhibit 3.02 to the Company's Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)

4.01	Rights Agreement, dated as of October 26, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 29, 1999, File No. 1-5354, is incorporated herein by reference.)

4.02.01	Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of July 7, 2004, File No. 1-5354, is incorporated herein by reference.)

4.02.02	First Amendment dated August 31, 2004 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc.*

4.02.03	Second Amendment dated January 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc.*

4.02.04	Third Amendment dated September 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc.*

4.02.05	Fourth Amendment dated April 19, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of April 14, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.06	Fifth Amendment dated August 28, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of August 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.01	Employment Agreement dated as of January 1, 2007 between the Company and John Tulin. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)+

10.02	Employment Agreement dated as of January 1, 2007 between the Company and James E. Tulin. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)+

10.03	Amended and Restated Employment Agreement dated as of March 1, 2007 between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)+

10.04	Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company’s officers listed on Schedule A thereto. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.05	Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06	Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company’s pension plans. (Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

10.07	The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

10.08.01	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 1999 (Exhibit 1 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)

10.08.02	Amendment No. 1 to The New Swank, Inc. Retirement Plan.*

10.08.03	Amendment No. 2 to The New Swank, Inc. Retirement Plan.*

10.08.04	Amendment No. 3 to The New Swank, Inc. Retirement Plan.*

10.08.05	Amendment No. 4 to The New Swank, Inc. Retirement Plan.*

10.08.06	Amendment No. 5 to The New Swank, Inc. Retirement Plan.*

10.10	1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11	Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.12	Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13	Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.14	Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.15	Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 23, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.16	Agreement dated as of October 17, 2003 between the Company and Jerold R. Kassner (Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.17	Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C.*

14.01	Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company’s Annual Report on Form 10-Q for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.*

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.
+Management contract or compensatory plan or arrangement.

(b)	Exhibits are listed in response to Item 15(a)3. above.

(c)	Financial Statements and Financial Statement Schedules are listed in response to Items 15(a)1. and 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	SWANK, INC. (Registrant) By: /s/ Jerold R. Kassner Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Tulin
John A. Tulin	Chairman of the Board and Director	March 30, 2007
(principal executive officer)
/s/ Jerold R. Kassner
Jerold R. Kassner	Executive Vice President, Chief	March 30, 2007
Financial Officer, Treasurer, and
Secretary (principal financial and
accounting officer)
/s/ Eric P. Luft
Eric P. Luft	President and Director	March 30, 2007
/s/ John J. Macht
John J. Macht	Director	March 30, 2007
/s/ James E. Tulin
James E. Tulin	Senior Vice President and Director	March 30, 2007
/s/ Raymond Vise
Raymond Vise	Director	March 30, 2007

Swank, Inc.

Schedule II — Valuation and Qualifying Accounts

Column A	Column B Balance At Beginning of Period	Column C Additions Charged to Expense		Column D Deductions		Column E Balance At End of Period
For the Year Ended December 31, 2006 Reserve for Receivables
Allowance for doubtful accounts	$800,000	$275,000	(G)	$95,000	(A)(I)	$980,000
Allowance for cash discounts	55,000	128,000	(H)	133,000	(B)	50,000
Allowance for customer returns	1,845,000	1,721,000	(F)	1,774,000	(C)	1,792,000
Allowance for cooperative advertising	366,000	1,052,000	(H)	946,000	(D)	472,000
Allowance for in-store markdowns	2,175,000	6,721,000	(H)	5,994,000	(E)	2,902,000

Total	$5,241,000	$9,897,000		$8,937,000		$6,196,000

Reserve for Restructuring	$0	$0		$0		$0

For the Year Ended December 31, 2005
Reserve for Receivables
Allowance for doubtful accounts	$755,000	$259,000	(G)	$214,000	(A)(I)	$800,000
Allowance for cash discounts	90,000	181,000	(H)	216,000	(B)	55,000
Allowance for customer returns	2,013,000	2,715,000	(F)	2,883,000	(C)	1,845,000
Allowance for cooperative advertising	164,000	564,000	(H)	362,000	(D)	366,000
Allowance for in-store markdowns	2,573,000	5,514,000	(H)	5,912,000	(E)	2,175,000

Total	$5,595,000	$9,233,000		$9,587,000		$5,241,000

Reserve for Restructuring	$0	$0		$0		$0

For the Year Ended December 31, 2004
Reserve for Receivables
Allowance for doubtful accounts	$875,000	$106,000	(G)	$226,000	(A)(I)	$755,000
Allowance for cash discounts	109,000	362,000	(H)	381,000	(B)	90,000
Allowance for customer returns	2,125,000	2,697,000	(F)	2,809,000	(C)	2,013,000
Allowance for cooperative advertising	458,000	242,000	(H)	536,000	(D)	164,000
Allowance for in-store markdowns	2,235,000	5,746,000	(H)	5,408,000	(E)	2,573,000

Total	$5,802,000	$9,153,000		$9,360,000		$5,595,000

Reserve for Restructuring	$0	$174	(J)	$174	(K)	$0

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

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS
TO
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2006

SWANK, INC.

EXHIBIT INDEX

Exhibit	Description

3.01	Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5354, is incorporated herein by reference.)

3.02	Amended and Restated By-laws of the Company. (Exhibit 3.02 to the Company's Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)

4.01	Rights Agreement, dated as of October 26, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 29, 1999, File No. 1-5354, is incorporated herein by reference.)

4.02.01	Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of July 7, 2004, File No. 1-5354, is incorporated herein by reference.)

4.02.02	First Amendment dated August 31, 2004 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc.*

4.02.03	Second Amendment dated January 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc.*

4.02.04	Third Amendment dated September 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc.*

4.02.05	Fourth Amendment dated April 19, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of April 14, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.06	Fifth Amendment dated August 28, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of August 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.01	Employment Agreement dated as of January 1, 2007 between the Company and John Tulin. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)+

10.02	Employment Agreement dated as of January 1, 2007 between the Company and James E. Tulin. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)+

10.03	Amended and Restated Employment Agreement dated as of March 1, 2007 between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)+

10.04	Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company’s officers listed on Schedule A thereto. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.05	Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06	Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company’s pension plans. (Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

10.07	The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and Marshall Tulin, John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

10.08.01	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 1999 (Exhibit 1 to Amendment No. 12 to the Schedule 13D of the New Swank, Inc. Retirement Plan, Marshall Tulin, John Tulin, and Raymond Vise, filed on December 14, 2001, is incorporated herein by reference.)

10.08.02	Amendment No. 1 to The New Swank, Inc. Retirement Plan.*

10.08.03	Amendment No. 2 to The New Swank, Inc. Retirement Plan.*

10.08.04	Amendment No. 3 to The New Swank, Inc. Retirement Plan.*

10.08.05	Amendment No. 4 to The New Swank, Inc. Retirement Plan.*

10.08.06	Amendment No. 5 to The New Swank, Inc. Retirement Plan.*

10.10	1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11	Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.12	Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13	Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.14	Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.15	Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 23, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.16	Agreement dated as of October 17, 2003 between the Company and Jerold R. Kassner (Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.17	Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C.*

14.01	Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company’s Annual Report on Form 10-Q for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.*

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.
+Management contract or compensatory plan or arrangement.