Form 10-K/A
period 2006-12-31
Swank, Inc.
filed 2007-04-11
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

        This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of updating the information contained in the first table in Item 12 under the caption “Ownership of Voting Securities” to add information with regard to an additional holder of more than 5% of the issued and outstanding shares of the common stock, $.10 par value per share, of Swank, Inc.

        This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Annual Report on Form 10-K on April 2, 2007, or modify or update the disclosures presented in the Annual Report on Form 10-K, except to reflect the revision as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

        The following table sets forth information as of February 28, 2007 with respect to each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who we know to be the beneficial owner of more than 5% of the Common Stock, our only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The New Swank, Inc.
Retirement Plan	2,570,663(1)(2)	42.3%
90 Park Avenue
New York, NY 10016
John Tulin
90 Park Avenue	2,154,434(3)(4)	35.5%
New York, NY 10016
Raymond Vise
8 El Paseo	1,779,057(3)(5)	29.3%
Irvine, CA 92715
Slater Capital Management, L.L.C.	348,400(6)	5.7%
825 Third Avenue
New York, NY 10022

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

(4)    This amount includes 1,060 shares owned by Mr. Tulin’s wife, 10,000 shares held jointly by Mr. Tulin and his wife, and 2,333 shares held by Mr. Tulin’s daughter. Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 25,978 shares allocated to his accounts under the Retirement Plan.

(5)    This amount includes 1,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”). The 1994 Plan expired by its terms, and no further options may be granted thereunder, although the 1994 Plan remains in effect as to previously granted stock options.

(6)     Slater Capital Management, L.L.C. (“SCM”) has advised us that, in its capacity as an investment adviser to certain investment funds, SCM is the beneficial owner of the shares set forth in the table above opposite its name.

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

Date: April 10, 2007	SWANK, INC. (Registrant) By: /s/ Jerold R. Kassner Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.