Form 10-Q
period 2007-03-31
Swank, Inc.
filed 2007-05-15
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

_________________

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 1-5354

Swank, Inc.
(Exact name of registrant as specified in its charter)

>Delaware (State or other jurisdiction of incorporation or organization) 90 Park Avenue New York, NY (Address of principal executive offices)	04-1886990 (IRS Employer Identification Number) 10016 (Zip code)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class Common stock, $.10 par value	Shares Outstanding on April 30, 2007 6,074,699

SWANK, INC.
INDEX

Part I. Financial Information

Item 1.    Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

	March 31, 2007		December 31, 2006
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents		$452		$899
Accounts receivable, less allowances
of $5,398 and $6,196, respectively		14,636		14,820
Inventories, net:
Work in process	1,225		1,213
Finished goods	25,004		17,917
		26,229		19,130
Deferred taxes, current		2,459		2,459
Prepaid and other current assets		1,026		761
Total current assets		44,802		38,069
Property, plant and equipment, net of
accumulated depreciation and amortization		454		397
Deferred taxes, noncurrent		3,161		3,161
Other assets		3,468		3,502
Total assets		$51,885		$45,129
LIABILITIES
Current:
Note payable to bank		$18,323		$7,405
Current portion of long-term obligations		638		665
Accounts payable		1,901		4,016
Accrued employee compensation		822		1,550
Other current liabilities		2,098		3,595
Total current liabilities		23,782		17,231
Long-term obligations		6,444		6,332
Total liabilities		30,226		23,563
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued — 6,380,379 shares		638		638
Capital in excess of par value		1,823		1,823
Retained earnings		20,532		20,439
Accumulated other comprehensive (loss), net of tax		(730)		(730)
Treasury stock, at cost, 305,680 shares		(604)		(604)
Total stockholders' equity		21,659		21,566
Total liabilities and stockholders' equity		$51,885		$45,129

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands except share and per share data)

_________________

	2007	2006
Net sales	$24,988	$22,167
Cost of goods sold	16,853	14,843

Gross profit	8,135	7,324
Selling and administrative expenses	7,648	6,971

Income from operations	487	353
Interest expense	337	329
Income from operations before income taxes	150	24
Income taxes	57	-

Net income	$93	$24

Share and per share information:
Basic net income per weighted average common share outstanding	$.02	$-
Basic weighted average common shares outstanding	6,074,699	5,740,203
Diluted net income per weighted average common share outstanding	$.02	$-
Diluted weighted average common shares outstanding	6,082,411	6,002,850

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

_________________

	2007	2006
Cash flows from operating activities:
Net income	$93	$24
Adjustments to reconcile net income to net cash (used in) operations:
Depreciation and amortization	47	58
Bad debt expense	102	74
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	82	(1,695)
(Increase) in inventory	(7,099)	(3,647)
(Increase) in prepaid and other assets	(233)	(59)
(Decrease) in accounts payable, accrued and other liabilities	(4,367)	(3,428)
Increase in other long-term obligations and deferred credits	112	442

Net cash (used in) operations	(11,263)	(8,231)

Cash flows from investing activities:
Capital expenditures	(81)	-
Premiums on life insurance	(20)	(20)

Net cash (used in) investing activities	(101)	(20)

Cash flows from financing activities:
Borrowing under revolving credit agreements	23,564	16,318
Payments of revolving credit obligations	(12,646)	(7,778)
Proceeds from stock option exercises	-	12
Treasury stock received	-	(147)

Net cash provided by financing activities	10,918	8,405

Net (decrease) increase in cash and cash equivalents	(446)	154
Cash and cash equivalents at beginning of period	899	505

Cash and cash equivalents at end of period	$452	$659

Cash paid during the three months for:
Interest	$337	$323
Taxes	$1,076	$57

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)	Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2007 and 2006. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2006 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007 or any other period.

(2)	Net Income per Share. The following table sets forth the computation of the net income per share for the periods ended March 31, 2007 and March 31, 2006 (in thousands, except for share and per share data):

	Quarter Ended March 31,
	2007	2006
Numerator:
Net income	$93	$24
Denominators:
Shares used in computing basic net income per weighted average common share outstanding	6,074,699	5,740,203
Effect of dilutive options	7,712	262,647

Shares used in computing net income per weighted average common share outstanding assuming dilution	6,082,411	6,002,850

Basic net income per weighted average common share outstanding	$.02	$—
Fully diluted net income per weighted average common share outstanding	$.02	$—

Certain convertible securities in the amount of 119,048 shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2006 since the inclusion would have been antidilutive.

(3)	Segment Information. We presently have one reportable segment, men’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.

(4)	Conversion of Convertible Note. On June 30, 2006, the Estate of Marshall Tulin (the “Estate”) converted the Convertible Promissory Note of the Company dated April 1, 2004, as amended and restated as of June 30, 2004, and payable to the order of the Estate (the “Note”) in the amount of $350,000, into 116,666 shares of the Company’s common stock, $.10 par value per share (“Common Stock”) pursuant to a formula set forth in the Note.

(5)	Share-Based Compensation. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. The results for prior periods are not restated. Stock options issued by us previously to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan (the “1998 Plan””) or 1994 Non-Employee Director Plan (the “1994 Director Plan”) respectively, vested immediately. We did not grant any stock options during either of the quarters ended March 31, 2007 or March 31, 2006.

Prior to the adoption of SFAS 123R, we accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

(6)	Stock Options. In 1994, we established the 1994 Director Plan pursuant to which options could be granted to non-employee directors to purchase up to 50,000 shares of common stock at market value on the date of grant. Options granted under the 1998 Plan were for a period of five years and were immediately exercisable. All of the shares available for grant under the 1998 Plan have been granted. In April 1998, our stockholders approved the 1998 Plan, which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately. Under the 1998 Plan, 375,000 shares remain available for future grants.

A summary of option activity under the stock-based compensation plans as of March 31, 2007 and changes during the quarter then ended, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	8,333	$.79	2.41	$ 64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-

Outstanding at March 31, 2007	8,333	$.79	2.17	$ 94

Vested or expected to vest at March 31, 2007	8,333	$.79	2.17	$ 94
Exercisable at March 31, 2007	8,333	$.79	2.17	$ 94

All options granted under the 1994 Director Plan are vested as of March 31, 2007.

The table above reflects 8,333 option shares issued, outstanding, and exercisable at prices ranging from $.18 to $1.60 per share under the 1994 Director Plan. All options issued under the 1998 Plan have been either exercised or forfeited and no shares are outstanding.

(7)	Income Taxes. The company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we do not believe that we have included any “uncertain tax positions” in our federal income tax return or any of the state income tax returns it is currently filing. With few exceptions, we are no longer subject to federal income tax examinations for years before 2002.

(8)	Recent Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159, but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48

prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007.

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

        Our net sales during the quarter ended March 31, 2007 increased 12.7% to $24,988,000 compared to $22,167,000 for the corresponding period in 2006. The increase was mainly due to higher shipments of our men’s personal leather goods and belt merchandise offset in part by a reduction in net sales in our men’s jewelry businesses. Gross profit during the quarter increased 11.1% to $8,135,000 from $7,324,000 in 2006 but, as a percentage of net sales, declined slightly to 32.6% compared to 33.0% last year. The increase in gross profit dollars was due to higher net sales, offset in part by lower margins on personal leather goods and jewelry, and higher inventory control costs. Selling and administrative expenses increased $677,000 or 9.7% during the quarter primarily due to higher variable sales, product development, and distribution expenditures, offset partially by decreases in administrative professional fees, software licensing and maintenance charges, and severance expense. During the first quarter of 2006, we recorded severance costs of $126,000 associated with certain changes we made to our merchandising and production-control organization in an attempt to streamline our operations and generally improve our ability to respond more quickly to changes in our business.

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

        We determine the valuation allowance for deferred tax assets based upon projections of taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset are anticipated to reverse, and the likelihood that the Company’s deferred tax assets will be recovered.

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

Net Sales

        Net sales for the quarter ended March 31, 2007 increased $2,821,000, or 12.7%, compared to the quarter ended March 31, 2006. The increase during the quarter was principally due to higher shipments of men’s personal leather goods and belts offset in part by a decrease in men’s jewelry shipments. The increase in both our belt and personal leather goods businesses was principally due to merchandise shipments for a variety of private label programs that were introduced or expanded during the fall 2006 season. We also launched a new belt program with a major customer during the quarter and continued to expand our Nautica collection of men’s accessories which we first introduced to retailers during last year’s second and third quarters. Net sales of our jewelry merchandise declined 9.4%, reflecting a decrease in certain existing programs which were partially offset by shipments of branded merchandise first shipped last fall, including our “Donald Trump”, “Chaps”, and “Steve Harvey” collections.

        Net sales to international customers (including certain military accounts) increased $872,000 or 56.6% during the quarter. The increase was due to higher belt and personal leather goods shipments mainly to certain international licensor-affiliates and other foreign retailers compared to the prior year.

Gross profit

        Gross profit for the quarter ended March 31, 2007 increased $811,000 or 11.1% compared to the quarter ended March 31, 2006. For the quarter, gross profit expressed as a percentage of net sales was 32.6% compared to 33.0% last year.

        The increase in gross profit dollars was due mainly to higher net sales, offset in part by lower initial markups on personal leather goods and jewelry, and higher inventory control costs. The reduction in leather goods and jewelry markup was due to a change in sales mix reflecting significant shipments of private label merchandise and, in the case of our personal leather goods business, a substantial increase in export shipments. Merchandise for many of our larger export customers is typically drop-shipped directly from the manufacturer. Although these orders carry a lower initial markup, they generally require less handling and are less costly to administer relative to domestic orders. The increase in inventory-related expense was principally due to our efforts to sell our excess and discontinued inventories in a timely fashion. Royalty expense increased 4.3% during the quarter in response to both higher net sales and, in certain circumstances, increases in minimum obligations due to licensors relative to the corresponding period in 2006.

Selling and Administrative Expenses

        Selling and administrative expenses for the quarter ended March 31, 2007 increased $677,000 or 9.7% compared to the quarter ended March 31, 2006. Selling and administrative expenses expressed as a percentage of net sales were 30.6% and 31.4% for the quarters ended March 31, 2007 and 2006 respectively.

        Selling expenses increased $898,000 or 18.5% compared to the quarter ended March 31, 2006, and, expressed as a percentage of net sales, were 23.0% and 21.9% for the quarters ended March 31, 2007 and 2006, respectively. The increase in dollar terms was mainly due to higher variable sales-related expenses associated with product development, field sales, distribution, and freight costs.

        We routinely make expenditures for advertising and promotion as necessary to maintain and enhance both our licensed and private label businesses. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $762,000 or 3.1% of net sales for the quarter ended March 31, 2007, compared to $723,000 or 3.3% percent of net sales for the same quarter in fiscal 2006.

        Administrative expenses decreased $221,000 or 10.4% during the quarter ended March 31, 2007 compared to the corresponding period last year. As a percentage of net sales, administrative expenses were 7.6% and 9.6% for the quarters ended March 31, 2007 and 2006, respectively. The decrease in administrative expenses for the quarter ended March 31, 2007 was mainly due to reductions in professional fees, software licensing and maintenance charges, and severance expense. During the first quarter of 2006, we recorded severance costs of $126,000 associated with certain changes we made to our merchandising and production-control organization in an attempt to streamline our operations and generally improve our ability to respond more quickly to changes in our business.

Interest Expense

        Net interest expense increased by $8,000 or 2.4% during the quarter ended March 31, 2007 compared to the corresponding period last year. The increase was mainly due to higher average borrowing costs which were largely offset by a reduction in average bank borrowings outstanding. Our average borrowing cost increased approximately 82 basis points compared to last year due to increases generally in short-term interest rates. Although average borrowings during the quarter ended March 31, 2007 were lower compared to the corresponding time last year, borrowings under our revolving credit line generally increased during the quarter due to inventory purchases made earlier this year in anticipation of higher net sales during the spring 2007 selling season.

Income Taxes

        We recorded an income tax provision for the quarter ending March 31, 2007 of $57,000 reflecting an effective tax rate of 38.0%. We recorded no income tax provision on our net income during the quarter ended March 31, 2006. During fiscal 2001, we began recording a valuation reserve against all of our deferred tax assets. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of the valuation allowance based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized in the normal course of operations and accordingly, reversed the remaining valuation allowance. Beginning in 2007, we began recording a tax provision on our net income at rates that approximate statutory federal and state income tax rates.

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

        Our working capital increased by $182,000 during the quarter ended March 31, 2007 compared to an increase of $410,000 for the quarter ended March 31, 2006. The increase for the quarter ended March 31, 2007 was mainly due to increases in inventory and reductions in accounts payable, accrued employee compensation and other current liabilities, offset in part by increases in short-term borrowings. The increase for the period ended March 31, 2006 was principally due to increases in both net accounts receivable and inventories and decreases in accounts payable, offset in part by increases in short-term borrowings.

        Cash used in operations during the quarter ended March 31, 2007 was $11,263,000 compared to cash used in 2006 of $8,231,000. Cash used in operations in the current quarter primarily reflects increases in net inventories, prepaid and other assets, and decreases in accounts payable, accrued and other liabilities. Cash used in operations in the quarter ended March 31, 2006 primarily reflects increases in accounts receivable and net inventories as well as a decrease in accounts payable and other current liabilities.

        The increase in cash used during the quarter relative to last year was primarily associated with anticipated increases in net sales during our 2007 spring selling season compared to the corresponding period in 2006. Inventory balances generally increased during the quarter ended March 31, 2007 due to the expected increases in shipping volume which included certain new merchandise programs for which we had little or no current inventory on hand. We also made an effort to respond more effectively to our retail customers’delivery requirements by accelerating certain belt and personal leather goods inventory purchases such that inventory deliveries to our warehouse were made somewhat earlier in the season compared to the same time last year. Inventory purchases for the second quarter, however, are planned somewhat lower when compared to the same quarter last year and, subject to the changing requirements of our business, may result in some decrease in inventory investment, particularly for belts, over the next few months.

        Cash used in investing activities was $101,000 and $20,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively. Cash used in investing activities reflects capital expenditures in 2007, and premiums on certain life insurance contracts owned by us, paid in 2007 and 2006.

        Cash provided by financing activities for the quarter ended March 31, 2007 was $10,918,000 compared to cash provided of $8,405,000 during the quarter ended March 31, 2006. Cash provided by financing activities in both years consists primarily of net borrowings of short-term debt.

        In the ordinary course of business, we are contingently liable for performance under letters of credit. At March 31, 2007, outstanding letters of credit totaled $90,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

        The following chart summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$8,725	$2,307	$4,599	$1,770	$49
Minimum royalty and advertising payments required under License Agreements	19,890	9,347	10,429	114	-
Postretirement benefits	3,860	364	762	784	1,950
Deferred compensation	349	139	210	-	-
Total	$32,824	$12,157	$16,000	$2,668	$1,999

        We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executives’ employment and, under certain circumstances, for a period of time following their termination.

        During the quarter ended March 31, 2007, there were no material changes outside the ordinary course of business in the contractual obligations set forth in the above chart.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the quarter ended March 31, 2007, there were no material changes in the information called for by this item from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.    Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

        There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 6.     Exhibits

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	SWANK, INC. Registrant /s/ Jerold R. Kassner Jerold R. Kassner, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.