Form 10-Q
period 2007-06-30
Swank, Inc.
filed 2007-08-14
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

_________________

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class Common stock, $.10 par value	Shares Outstanding on July 31, 2007 6,074,699

SWANK, INC.
INDEX

		Page No.
Part I. Financial Information
Item 1.	Condensed Financial Statements and Related Notes	3-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
Part II. Other Information
Item 1A.	Risk Factors	15
Item 6.	Exhibits	15
Signatures		16
Exhibit Index		17

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Current: Cash and cash equivalents	$104	$899
Accounts receivable, less allowances
of $4,669 and $6,196, respectively	14,302	14,820
Inventories, net:
Work in process	1,244	1,213
Finished goods	22,088	17,917

	23,332	19,130
Deferred taxes, current	2,459	2,459
Prepaid and other current assets	1,406	761

Total current assets	41,603	38,069
Property, plant and equipment, net of
accumulated depreciation	784	397
Deferred taxes, noncurrent	3,161	3,161
Other assets	3,432	3,502

Total assets	$48,980	$45,129

LIABILITIES
Current:
Note payable to bank	$14,173	$7,405
Current portion of long-term obligations	650	665
Accounts payable	2,451	4,016
Accrued employee compensation	811	1,550
Other current liabilities	2,108	3,595

Total current liabilities	20,193	17,231
Long-term obligations	6,557	6,332

Total liabilities	26,750	23,563

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares	-	-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued — 6,380,379 shares	638	638
Capital in excess of par value	1,823	1,823
Retained earnings	21,103	20,439
Accumulated other comprehensive (loss), net of tax	(730)	(730)
Treasury stock, at cost, 305,680 shares	(604)	(604)

Total stockholders' equity	22,230	21,566

Total liabilities and stockholders' equity	$48,980	$45,129

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands except share and per share data)
_________________

	2007	2006
Net sales	$ 29,256	$ 26,447

Cost of goods sold	20,049	17,652

Gross profit	9,207	8,795

Selling and administrative expenses	7,730	7,393

Income from operations	1,477	1,402

Interest expense	453	401

Income before income taxes	1,024	1,001

Income taxes	453	25

Net income	$ 571	$ 976

Share and per share information:
Basic net income per weighted average common share outstanding	$ .09	$ .17
Basic weighted average common shares outstanding	6,074,699	5,774,067
Diluted net income per weighted average common share outstanding	$ .09	$ .16
Diluted weighted average common shares outstanding	6,082,440	6,115,863

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands except share and per share data)
_________________

	2007	2006
Net sales	$ 54,244	$ 48,614

Cost of goods sold	36,902	32,495

Gross profit	17,342	16,119

Selling and administrative expenses	15,378	14,364

Income from operations	1,964	1,755

Interest expense	790	730

Income before income taxes	1,174	1,025

Income taxes	510	25

Net income	$ 664	$ 1,000

Share and per share information:
Basic net income per weighted average common share outstanding	$.11	$.17
Basic weighted average common shares outstanding	6,074,699	5,757,135
Diluted net income per weighted average common share outstanding	$ .11	$ .17
Diluted weighted average common shares outstanding	6,082,427	6,115,889

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)
_________________

	2007	2006
Cash flows from operating activities:

Net income	$ 664	$ 1,000
Adjustments to reconcile net income to
net cash (used in) operations:
Depreciation and amortization	98	107
Bad debt expense	144	162

Changes in assets and liabilities
Decrease (increase) in accounts receivable	374	(1,817)
(Increase) in inventory	(4,202)	(1,657)
(Increase) in prepaid and other assets	(583)	(246)
(Decrease) in accounts payable, accrued and other liabilities	(3,806)	(2,567)
Increase in other long-term obligations and deferred credits	225	284

Net cash (used in) operations	(7,086)	(4,734)

Cash flows from investing activities:
Capital expenditures	(441)	(35)
Premiums on life insurance	(36)	(37)

Net cash (used in) investing activities	(477)	(72)

Cash flows from financing activities:
Borrowing under revolving credit agreements	35,336	25,175
Payments of revolving credit obligations	(28,568)	(20,611)
Proceeds from stock option exercises	-	15
Treasury stock received	-	(148)

Net cash provided by financing activities	6,768	4,431

Net (decrease) in cash and cash equivalents	(795)	(375)

Cash and cash equivalents at beginning of period	899	505

Cash and cash equivalents at end of period	$ 104	$ 130

Cash paid during the six months for:
Interest	$ 790	$ 730
Taxes	$ 1,408	$ 79
Supplemental non-cash disclosure:
Conversion of convertible note to common stock	$ -	$ 350

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)	Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2007 and 2006. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2006 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007 or any other period.

(2)	The following table sets forth the computation of the net income per share for the periods ended June 30, 2007 and June 30, 2006 (in thousands, except for share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income as reported	$ 571	$ 976	$ 664	$ 1,000
Add back interest expense on convertible note due to affiliate, net of income taxes	-	6	-	12

Net income used for diluted earnings per share calculation	$ 571	$ 982	$ 664	$ 1,012

Denominators:
Shares used in computing basic net income per weighted average common share outstanding	6,074,699	5,774,067	6,074,699	5,757,135
Effect of dilutive securities	7,741	341,796	7,728	358,754

??Shares used in computing net income per weighted average common share outstanding assuming dilution	6,082,440	6,115,863	6,082,427	6,115,889

Basic net income per weighted average common share outstanding	$ .09	$ .17	$ .11	$ .17
Diluted net income per weighted average common share outstanding	$ .09	$ .16	$ .11	$ .17

There were no anti-dilutive securities not included in the computation of diluted earnings per weighted average common share.

(3)	Segment Information. We presently have one reportable segment, men’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.

(4)	Conversion of Convertible Note. During the three-month period ended June 30, 2006, the Estate of Marshall Tulin (the “Estate”) converted the Amended and Restated Convertible Promissory Note of the Company dated April 1, 2004, as amended and restated as of June 30, 2004, and payable to the order of the Estate (the “Note”) in the amount of $350,000, into 116,666 shares of the Company’s common stock, $.10 par value per share (“Common Stock”) pursuant to a formula set forth in the Note.

(5)	Share-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees” (“APB 25”). Prior to the adoption of SFAS 123R, we accounted for share-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. The results for prior periods are not restated. Stock options issued by us previously to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan (the “1998 Plan””) or 1994 Non-Employee Director Plan (the “1994 Director Plan”) respectively, vested immediately. We did not grant any stock options during either of the quarters ended June 30, 2007 or June 30, 2006.

(6)	Stock Options. In 1994, we established the 1994 Director Plan pursuant to which options could be granted to non-employee directors to purchase up to 50,000 shares of common stock at market value on the date of grant. Options granted under the 1994 Director Plan were for a period of five years and were immediately exercisable. All of the shares available for grant under the 1994 Director Plan have been granted. In April 1998, our stockholders approved the 1998 Equity Incentive Compensation Plan (the “1998 Plan”), which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately. Under the 1998 Plan, 375,000 shares remain available for future grants.

A summary of option activity under the stock-based compensation plans as of June 30, 2007 and changes during the six-month period then ended, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	8,333	$.79	2.41	$64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-

Outstanding at June 30, 2007	8,333	$.79	1.92	$73

Vested or expected to vest at June 30, 2007	8,333	$.79	1.92	$73

Exercisable at June 30, 2007	8,333	$.79	1.92	$73

All options granted under the 1994 Director Plan are vested as of June 30, 2007.

The table above reflects 8,333 option shares issued, outstanding, and exercisable at prices ranging from $.18 to $1.60 per share under the 1994 Director Plan. All options issued under the 1998 Plan have been either exercised or forfeited and no shares are outstanding.

(7)	Income Taxes. We adopted the provisions of FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we do not believe that we have included any “uncertain tax positions” in our federal income tax return or any of the state income tax returns we are currently filing. With few exceptions, we are no longer subject to federal income tax examinations for years before 2002.

(8)	Recent Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected, be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159, but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

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

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. See Footnote 7 above.

(9)	Statement of Stockholders’ Equity and Comprehensive Income. Our statement of changes in stockholders’ equity and comprehensive income for the year ended December 31, 2006 reflected the adoption of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Our presentation included a $595,000 after-tax charge for the impact of the adoption which was incorrectly included as a component of current-period other comprehensive income instead of as an adjustment to accumulated other comprehensive income as required by SFAS 158. Accordingly, we will revise the statement of changes in stockholders’ equity and comprehensive income for the year ended December 31, 2006 in our Annual Report on Form 10-K for the year ending December 31, 2007. This revision will have no impact on net income, total accumulated other comprehensive income, total assets or cash flows for the year ended December 31, 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        Our net sales during the quarter ended June 30, 2007 increased 10.6% to $29,256,000 compared to $26,447,000 for the corresponding period in 2006 and, for the six-month period, increased 11.6% to $54,244,000 compared to $48,614,000. The increases during both periods were mainly due to higher shipments of our men’s belt and personal leather goods merchandise offset in part by a less favorable returns adjustment recorded during the quarter. Gross profit dollars for the quarter and six-month periods increased 4.7% and 7.6%, respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter declined to 31.5% from 33.3% and, for the six-month period, fell to 32.0% from 33.2%, in each case as compared to the prior year. The increase in gross profit dollars was mainly due to higher net sales and reductions in inventory-related expenses, offset partially by increases in certain product costs. Selling and administrative expenses for the quarter and six-month period ended June 30, 2007 increased $337,000, or 4.6%, and $1,014,000, or 7.1%, respectively, compared to the same periods last year. The increase was primarily due to variable sales-related expenses associated with higher net sales and increases in product development costs, as well as a one-time reduction in an accrual associated with certain environmental matters that was recorded during last year’s second quarter.

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

Net Sales

        Net sales for the quarter ended June 30, 2007 totaled $29,256,000, an increase of $2,809,000 or 10.6% compared to the quarter ended June 30, 2006. For the six-month period ended June 30, 2007, net sales totaled $54,244,000, an increase of $5,630,000 or 11.6% compared to the corresponding period last year. The increase during both the quarter and six-month periods was principally due to increased shipments of belt merchandise and personal leather goods merchandise and lower in-store markdown accruals, offset in part by a less favorable adjustment for customer returns (see discussion below). Net sales of our men’s belt merchandise increased 11.7% and 13.3% during the quarter and six-month periods ended June 30, 2007, respectively, while net sales of our personal leather goods increased 5.7% and 17.9%, for the quarter and six month periods, respectively. In belts, the increases reflect higher shipments of our Nautica and Concepts by Claiborne collections as well as increases in a number of our private label programs, including, among others, for Macy’s and Kohl’s. Certain of these programs were launched or expanded during the fall 2006 or spring 2007 seasons. The increase in our personal leather goods business was mainly due to our Nautica line as well as higher shipments for several of our private label programs. Net sales for our men’s jewelry category increased 16.9% for the quarter and 4.0% for the six-months ended June 30, 2007, in each case as compared to last year. The growth in our jewelry business during the quarter and year has been driven mainly by higher shipments in a variety of private label programs as well as a more favorable returns adjustment compared to the adjustment recorded during the second quarter of 2006.

        Net sales to international customers (including certain military accounts) increased $545,000 or 22.7% during the quarter and $1,389,000 or 35.3% for the six-month period ended June 30, 2007 compared to the same periods last year. The increases were due primarily to higher shipments of branded belts and personal leather goods made to certain foreign licensor distributors.

        Included in net sales for the quarter and six months ended June 30, 2007 and 2006, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $637,000 for the three-month and six-month periods ended June 30, 2007, compared to an increase of $1,248,000 for the comparable periods in 2006. The favorable adjustments result from actual returns experience during both the spring 2007 and spring 2006 seasons being better than anticipated compared to the reserves established at December 31, 2006 and December 31, 2005. The reserve at December 31, 2006 was established in consideration of shipments made during the fall 2006 season associated with a variety of new merchandise programs. During the spring 2007 season, customer returns of men’s jewelry were lower than anticipated, while during the spring 2006 season, returns were lower than expected mainly for belts and personal leather goods. The Company established its reserve for returns as of December 31, 2006 based on its estimate of merchandise to be received during the spring 2007 season which was generally shipped to retailers for the 2006 fall and holiday selling seasons. During the past few seasons, the Company has reduced its level of customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods.

Gross profit

        Gross profit for the quarter ended June 30, 2007 increased $412,000 or 4.7% and for the six-month period, increased $1,223,000 or 7.6%, in each case as compared to the corresponding period last year. Gross profit, expressed as a percentage of net sales for the quarter, was 31.5% compared to 33.3% last year and, for the six-month period was 32.0% compared to 33.2% last year.

        The increase in gross profit during both the quarter and six-months ended June 30, 2007 was primarily due to increases in net sales and reductions in certain inventory-related expenses, offset in part by an increase in product costs and a lower returns adjustment relative to last year. However, gross profit expressed as a percentage of net sales declined during 2007 due to a sales mix that favored certain merchandise collections, including a number of private label programs, that generally ship at a somewhat lower markup. The decrease in inventory-related expenses is associated, among other things, with reduced markdowns on sales of discontinued and excess merchandise.

        Included in gross profit for the quarter and six months ended June 30, 2007 and 2006, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $783,000 and $943,000 for the quarter and six-month periods ended June 30, 2007 and June 30, 2006, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2007 and spring 2006 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns.

Selling and Administrative Expenses

        Selling and administrative expenses for the quarter ended June 30, 2007 increased $337,000 or 4.6% and, for the six-month period, increased $1,014,000 or 7.1%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 26.4% and 28.0% for the quarters ended June 30, 2007 and 2006 respectively, and 28.4% and 29.6% for the six months ended June 30, 2007 and 2006, respectively.

        Selling expenses for the quarter fell $33,000 or less than 1% compared to last year and, as a percentage of net sales, decreased to 20.1% from 22.4%. For the six-month period ended June 30, 2007, selling expenses increased $865,000 or 8.0% and as a percentage of net sales fell to 21.5% compared to 22.2% for the same period last year. During the quarter, increases in a number of variable-sales related expenses in our domestic sales and product development organizations were offset by reductions in certain fringe-benefit related costs. The increase for the year is due to increases in variable-selling related costs including compensation, merchandising and product development, in-store servicing and trade show expenses offset by a reduction in certain fringe-benefit costs.

        We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $959,000 or 3.3% percent of net sales compared to $838,000 or 3.2% of net sales for the quarters ended June 30, 2007 and 2006, respectively. Advertising and promotion expenses, including cooperative advertising, for the six months ended June 30, 2007 were $1,721,000 or 3.2% of net sales compared to $1,560,000 or 3.3% of net sales for the corresponding period last year. The increase during both periods is due to additional expenditures generally based on a percentage of net sales made in support of certain of our licensed tradenames.

        For the quarter and six-months ended June 30, 2007, administrative expenses increased $370,000 or 25.1% and $149,000 or 4.1%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 6.3% and 5.6% for the quarters ended June 30, 2007 and 2006, respectively, and 6.9% and 7.4% for the six months ended June 30, 2007 and 2006, respectively. The increase in administrative expenses for both the quarter and six-month periods was mainly due to a one-time reduction of an accrual related to certain environmental matters which was recorded during last year’s second quarter (see “Liquidity and Capital Resources”).

Interest Expense

        Net interest expense for the quarter and six-month periods ended June 30, 2007 increased by $52,000 and $60,000 respectively, compared to the same periods in 2006. The increases were mainly due to both higher average borrowings and interest rates during the periods ended June 30, 2007. Average outstanding borrowings increased by approximately 10% and 3% during the quarter and six-month periods, respectively, due to increases in average inventory and accounts receivable investment associated with higher net sales during the periods. Our average borrowing cost increased approximately 35 and 59 basis points for the quarter and six-months ended June 30, 2007, respectively, compared to the same periods last year due to increases generally in short-term interest rates.

Income Taxes

        We recorded an income tax provision for the quarter and six months ended June 30, 2007 of $453,000 and $510,000, respectively, reflecting an effective tax rate of approximately 44%. We recorded a $25,000 income tax provision on our net income during the quarter ended June 30, 2006. During fiscal 2001, we began recording a valuation reserve against all of our deferred tax assets. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”(“SFAS 109”), we regularly assess the status of the valuation allowance based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized in the normal course of operations and accordingly, reversed the remaining valuation allowance. Beginning in 2007, we began recording a tax provision on our net income at rates that approximate statutory federal and state income tax rates.

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

        The Company’s working capital increased by $572,000 during the six-month period ended June 30, 2007 compared to an increase of $1,616,000 for the six months ended June 30, 2006. The increase during the six-month period ended June 30, 2007 was mainly due to an increase in net inventory and decreases in accounts payable and accrued and other liabilities, all partially offset by a decrease in net accounts receivable and higher bank borrowings under our revolving credit agreement during the period. The increase during the six-month period ended June 30, 2006 was due to higher net inventory and accounts receivable investment and decreases in accounts payable and other accrued liabilities. The increases in working capital in both periods were net of higher bank borrowings under our revolving credit agreement. As discussed above, our bank borrowings typically increase in advance of and during periods of rising sales as we finance inventory and other working capital requirements associated with those sales.

        Cash used in operations during the six months ended June 30, 2007 totaled $7,086,000 compared to cash used in operations of $4,734,000 for the corresponding period last year. Cash was used in operations this year mainly to fund additional inventory investment and for payments of accounts payable and other accrued liabilities, offset in part by a reduction in accounts receivable, net income, depreciation and amortization. Cash was used in operations during the first six months of last year also to fund increases in inventory and accounts receivable as well as decreases in accounts payable and other accrued liabilities, all offset partially by net income, depreciation and amortization. We generally use cash during the first six months of the year to build inventories for the upcoming holiday selling season and to fund payments of accounts payable and certain other short-term liabilities that may be seasonal in nature.

        Cash used in investing activities was $477,000 for the six-month period ended June 30, 2007 compared to cash used of $72,000 for the six-month period ended June 30, 2006. In both periods, cash was used for capital expenditures and premiums on certain life insurance contracts owned by us. Our capital expenditures increased during the first six months of 2007 relative to the prior year due to higher plant and equipment purchases associated with our warehouse and distribution facilities and leasehold improvements for our New York showrooms.

        Cash provided by financing activities for the six months ended June 30, 2007 and June 30, 2006 was $6,768,000 and $4,431,000, respectively, reflecting in both years net borrowings under our revolving credit agreement. The proceeds were used to fund our net working capital requirements.

        In the ordinary course of business, we are contingently liable for performance under letters of credit. At June 30, 2007, outstanding letters of credit totaled $90,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

        On July 2, 2007, we entered into a Sixth Amendment (the “Sixth Amendment”) to the Loan and Security Agreement dated as of June 30, 2004, as amended (the “Agreement”) by and between us and Wells Fargo Foothill, Inc. (the “Lender”). Among other things, the Sixth Amendment extends the maturity date of the Agreement to June 29, 2012, sets the maximum amount of extensions of credit that may be made by the Lender to us under the Agreement at $32,000,000, reduces the interest rates payable on outstanding amounts under the Agreement, revises financial covenant levels and certain reporting requirements, and releases certain collateral security for our obligations to the Lender.

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

        During the quarter ended June 30, 2007, there were no material changes outside the ordinary course of business in the contractual obligations set forth in the above chart.

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

        During the quarter and six-months ended June 30, 2007, there were no material changes in the information called for by this item from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   August 14, 2007

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.