Form 10-Q
period 2007-09-30
Swank, Inc.
filed 2007-11-14
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
-----------------------

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large Accelerated filer ____	Accelerated filer ______	Non-Accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No___

 APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2007
Common stock, $.10 par value	6,079,699

SWANK, INC.

INDEX

		Page No.
Part I. Financial Information

Item 1.	Condensed Financial Statements and Related Notes	3 – 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 – 15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits	17

Signatures		18

Exhibit Index		19

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

	(Unaudited) September 30, 2007		December 31, 2006
ASSETS
Current:
Cash and cash equivalents		$ 107		$ 899
Accounts receivable, less allowances
of $6,161 and $6,196, respectively		17,946		14,820
Inventories, net:
Work in process	1,338		1,213
Finished goods	27,418		17,917
		28,756		19,130
Deferred taxes, current		2,459		2,459
Prepaid and other current assets		1,221		761

Total current assets		50,489		38,069

Property, plant and equipment, net of
accumulated depreciation		1,144		397
Deferred taxes, noncurrent		3,161		3,161
Other assets		3,471		3,502

Total assets		$ 58,265		$ 45,129

LIABILITIES
Current:
Note payable to bank		$ 21,451		$ 7,405
Current portion of long-term obligations		652		665
Accounts payable		3,559		4,016
Accrued employee compensation		977		1,550
Other current liabilities		1,909		3,595

Total current liabilities		28,548		17,231

Long-term obligations		6,653		6,332

Total liabilities		35,201		23,563

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,385,379 shares		639		638
Capital in excess of par value		1,826		1,823
Retained earnings		21,933		20,439
Accumulated other comprehensive (loss), net of tax		(730)		(730)
Treasury stock, at cost, 305,680 shares		(604)		(604)

Total stockholders' equity		23,064		21,566

Total liabilities and stockholders' equity		$ 58,265		$ 45,129

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands except share and per share data)
---------------------------------

	2007	2006

Net sales	$ 31,277	$ 33,172

Cost of goods sold	21,414	21,560

Gross profit	9,863	11,612

Selling and administrative expenses	7,948	8,003

Income from operations	1,915	3,609

Interest expense	387	455

Income before income taxes	1,528	3,154

Income taxes	698	59

Net income	$ 830	$ 3,095

Share and per share information:
Basic net income per weighted average common share outstanding	$ .14	$ .52
Basic weighted average common shares outstanding	6,076,366	5,943,907
Diluted net income per weighted average common share outstanding	$ .14	$ .51
Diluted weighted average common shares outstanding	6,079,306	6,020,953

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands except share and per share data)
---------------------------------

	2007	2006

Net sales	$ 85,521	$ 81,786

Cost of goods sold	58,316	54,055

Gross profit	27,205	27,731

Selling and administrative expenses	23,326	22,367

Income from operations	3,879	5,364

Interest expense	1,177	1,185

Income before income taxes	2,702	4,179

Income taxes	1,208	84

Net income	$ 1,494	$ 4,095

Share and per share information:
Basic net income per weighted average common share outstanding	$ .25	$ .70
Basic weighted average common shares outstanding	6,075,255	5,819,392
Diluted net income per weighted average common share outstanding	$ .25	$ .69
Diluted weighted average common shares outstanding	6,078,285	5,960,258

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)
--------------

	2007	2006
Cash flows from operating activities:

Net income	$ 1,494	$ 4,095
Adjustments to reconcile net income to net cash (used in) operations:
Depreciation and amortization	153	157
Bad debt expense	286	227

Changes in assets and liabilities
(Increase) in accounts receivable	(3,412)	(10,372)
(Increase) in inventory	(9,626)	(6,007)
(Increase) in prepaid and other assets	(367)	(160)
(Decrease) in accounts payable, accrued and other liabilities	(2,729)	(390)
Increase in other long-term obligations and deferred credits	321	365
Net cash (used in) operations	(13,880)	(12,085)

Cash flows from investing activities:
Capital expenditures	(833)	(34)
Premiums on life insurance	(129)	(122)
Net cash (used in) investing activities	(962)	(156)

Cash flows from financing activities:
Borrowing under revolving credit agreements	53,873	42,326
Payments of revolving credit obligations	(39,827)	(30,037)
Proceeds from stock option exercises	4	48
Treasury stock purchased	-	(264)
Net cash provided by financing activities	14,050	12,073

Net (decrease) in cash and cash equivalents	(792)	(168)

Cash and cash equivalents at beginning of period	899	505

Cash and cash equivalents at end of period	$ 107	$ 337

Cash paid during the nine months for:
Interest	$ 1,177	$ 1,185
Taxes	$ 2,493	$ 114
Supplemental non-cash disclosure:
Conversion of convertible note to common stock	$ -	$ 350

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)    Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2007 and 2006. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2006 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007 or any other period.

(2)    The following table sets forth the computation of the net income per share for the periods ended September 30, 2007 and September 30, 2006 (in thousands, except for share and per share data):

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income as reported	$ 830	$ 3,095	$ 1,494	$ 4,095
Add back interest expense on convertible note due to affiliate, net of income taxes	-	-	-	12
Net income used for diluted earnings per share calculation	$ 830	$ 3,095	$ 1,494	$ 4,107
Denominators:
Shares used in computing basic net income per weighted average common share outstanding	6,076,366	5,943,907	6,075,255	5,819,392
Effect of dilutive securities	2,940	77,046	3,030	140,866
Shares used in computing net income per weighted average common share outstanding assuming dilution	6,079,306	6,020,953	6,078,285	5,960,258

Basic net income per weighted average common share outstanding	$ .14	$ .52	$ .25	$ .70
Diluted net income per weighted average common share outstanding	$ .14	$ .51	$ .25	$ .69

        There were no anti-dilutive securities not included in the computation of diluted earnings per weighted average common share.

(3)    Segment Information. We presently have one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

(4)    Conversion of Convertible Note. During the nine-month period ended September 30, 2006, the Estate of Marshall Tulin (the “Estate”) converted the Amended and Restated Convertible Promissory Note of the Company dated April 1, 2004, as amended and restated as of June 30, 2004, and payable to the order of the Estate (the “Note”) in the amount of $350,000, into 116,666 shares of the Company’s common stock, $.10 par value per share ("Common Stock") pursuant to a formula set forth in the Note.

(5)     Share-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004, "SFAS 123R"), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees” (“APB 25”). Prior to the adoption of SFAS 123R, we accounted for share-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. The results for prior periods are not restated. Stock options issued by us previously to certain executives and non-employee directors under either our

1998 Equity Incentive Compensation Plan (the “1998 Plan”) or 1994 Non-Employee Director Plan (the “1994 Director Plan”) respectively, vested immediately. We did not grant any stock options during either of the quarters ended September 30, 2007 or September 30, 2006.

(6)   Stock Options. In 1994, we established the 1994 Director Plan pursuant to which options could be granted to non- employee directors to purchase up to 50,000 shares of common stock at market value on the date of grant. Options granted under the 1994 Director Plan were for a period of five years and were immediately exercisable. All of the shares available for grant under the 1994 Director Plan have been granted. In April 1998, our stockholders approved the 1998 Equity Incentive Compensation Plan (the “1998 Plan”), which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately. Under the 1998 Plan, 375,000 shares remain available for future grants.

A summary of option activity under the stock-based compensation plans as of September 30, 2007 and changes during the nine-month period then ended, is detailed below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	8,333	$.79	2.41	$ 64
Granted	-	-	-	-
Exercised	(5,000)	$.73	-	$ 30
Forfeited/ Expired	-	-	-	-
Outstanding at September 30, 2007	3,333	$.89	1.43	$ 22

Vested or expected to vest at September 30, 2007	3,333	$.89	1.43	$ 22

Exercisable at September 30, 2007	3,333	$.89	1.43	$ 22

All options granted under the 1994 Director Plan are vested as of September 30, 2007.

The table above reflects 3,333 option shares issued, outstanding, and exercisable at prices ranging from $.18 to $1.60 per share under the 1994 Director Plan. All options issued under the 1998 Plan have been either exercised or forfeited and no shares are outstanding.

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

(8)

Recent Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected, be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159, but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

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

Our net sales during the quarter ended September 30, 2007 decreased 5.7% to $31,277,000 compared to $33,172,000 for the corresponding period in 2006 but, for the nine-month period, increased 4.6% to $85,521,000 compared to $81,786,000. The decrease during the quarter was mainly due to a reduction in men’s jewelry net sales and the effect of certain merchandise launches during last year’s third quarter offset in part by an increase in personal leather goods net sales. The increase during the year was due principally to higher net sales of both personal leather goods and belt merchandise offset in part by a reduction in jewelry net sales and a less favorable returns adjustment which was recorded during the second quarter compared to the returns adjustment during the prior fiscal year. Gross profit dollars for the quarter and nine-month periods decreased 15.1% and 1.9%, respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter declined to 31.5% from 35.0% and, for the nine-month period, fell to 31.8% from 33.9%, in each case as compared to the prior year. The decrease in gross profit during both the quarter and year to date periods ended September 30, 2007 was mainly due to an increase in merchandise cost and a less favorable sales mix reflecting a reduction in higher-margin jewelry net sales. The decrease during the quarter was also due to lower net sales generally during the period and increases in certain inventory control costs. Selling and administrative expenses for the quarter ended September 30, 2007 decreased $55,000, or 0.7%, and for the nine-month period increased $959,000, or 4.3% compared to the same periods last year. The increase during the nine-month period ending September 30, 2007 was primarily due to variable sales-related expenses associated with higher net sales and increases in product development costs, as well as a one-time reduction in an accrual associated with certain environmental matters that was recorded during last year’s second quarter.

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

Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. We record revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” and Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. We reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

Net Sales

Net sales for the quarter ended September 30, 2007 totaled $31,277,000, a decrease of $1,895,000 or 5.7% compared to the quarter ended June 30, 2006. For the nine-month period ended September 30, 2007, net sales totaled $85,521,000, an increase of $3,735,000 or 4.6% compared to the corresponding period last year. The decrease during the quarter was due primarily to a decline in men’s jewelry and belt net sales resulting in large part from the effects of certain product launches during last year’s third quarter, offset in part by an increase in net sales of our personal leather goods merchandise. Initial shipments under new jewelry and belt merchandise programs accounted for approximately $3,000,000 in incremental net sales during the quarter ended September 30, 2006 as compared to the corresponding period this year. Personal leather goods net sales increased 21.0% during the current quarter principally due to the launch of our new Tumi merchandise, which began shipping this summer, as well as a sharp increase in international shipments.

The increase in net sales during the nine-month period was principally due to increased shipments of belt and personal leather goods merchandise, offset partially by a decline in our jewelry business and by a less favorable adjustment for customer returns recorded during the quarter ended June 30, 2006 (see discussion below). Net sales of our men's belt and personal leather goods merchandise increased 7.3% and 19.4%, respectively, during the nine-month period ended September 30, 2007 compared to the prior year. In belts, the increase reflects higher shipments of our Nautica, and new Concepts by Claiborne and Tumi collections as well as increases in several of our private label programs shipped to a number of retailers including, among others, for Kohl’s and Target. Certain of these programs were launched or expanded during the fall 2006 or spring 2007 seasons. The increase in our personal leather goods business was also due to higher shipments for several merchandise collections including Tumi, Concepts by Claiborne and a variety of private label programs including Kohl’s. The increase in personal leather goods net sales was also driven in part by strong international sales. Net sales for our men’s jewelry category decreased 19.0% during the year to date period mainly due to heavy shipments associated with certain product launches during last year’s third quarter.

Total net sales to international customers (including certain military accounts but excluding shipments for Tumi’s international operations) during the quarter more than doubled compared to the same time last year and increased 98.6% for the year to date period. The increases were due primarily to higher shipments of personal leather goods and belts made to certain foreign licensor distributors, particularly for our Tommy Hilfiger and Guess merchandise.

Included in net sales for the nine months ended September 30, 2007 and 2006, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $637,000 for the nine-month period ended September 30, 2007, compared to an increase of $1,248,000 for the comparable period in 2006. The favorable adjustments resulted from actual returns experience during both the spring 2007 and spring 2006 seasons being better than anticipated compared to the reserves established at December 31, 2006 and December 31, 2005. The reserve at December 31, 2006 was established in consideration of shipments made during the fall 2006 season associated with a variety of new merchandise programs. During the spring 2007 season, customer returns of men’s jewelry were lower than anticipated, while during the spring 2006 season, returns were lower than expected mainly for belts and personal leather goods. We established our reserve for returns as of December 31, 2006 based on our estimate of merchandise to be received during the spring 2007 season which was generally shipped to retailers for the 2006 fall and holiday selling seasons. During the past few seasons, we have assisted our retail partners in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods to reduce the overall amount of customer returns.

Gross profit

Gross profit for the quarter ended September 30, 2007 decreased $1,749,000 or 15.1% and for the nine-month period, decreased $526,000 or 1.9%, in each case as compared to the corresponding period last year. Gross profit, expressed as a percentage of net sales for the quarter, was 31.5% compared to 35.0% last year and, for the nine-month period was 31.8% compared to 33.9% last year.

The decrease in gross profit during both the quarter and year to date periods ended September 30, 2007 was mainly due to an increase in certain merchandise-related costs and a less favorable sales mix reflecting both a reduction in higher-margin jewelry net sales and an increase in our private label businesses. The decrease during the third quarter was also due to lower net sales generally during the period and increases in certain inventory control costs while gross profit for the nine-month period was adversely affected by a smaller second quarter returns adjustment relative to last year.

Included in gross profit for the quarter and nine months ended September 30, 2007 and 2006, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $783,000 and $943,000 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2007 and spring 2006 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2007 decreased $55,000 or 0.7% and, for the nine-month period, increased $959,000 or 4.3%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 25.4% and 24.1% for the quarters ended September 30, 2007 and 2006 respectively, and 27.3% for the nine month periods ended September 30, 2007 and 2006.

Selling expenses for the quarter were approximately even with last year but as a percentage of net sales increased to 19.3% of net sales from 18.2% last year. For the nine-month period ended September 30, 2007, selling expenses increased $864,000 or 5.1% but as a percentage of net sales were approximately even with last year at 20.6%. Merchandising and design costs, primarily compensation and related expenses, increased during both the quarter and year, but, during the quarter, were offset by a decrease in certain variable sales-related costs. During the past year, we have generally been expanding our product development and design staff in response to the recent growth in our various businesses.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $879,000 or 2.9% percent of net sales compared to $912,000 or 2.8% of net sales for the quarters ended September 30, 2007 and 2006, respectively. Advertising and promotion expenses, including cooperative advertising, for the nine months ended September 30, 2007 were $2,600,000 or 3.1% of net sales compared to $2,474,000 or 3.1% of net sales for the corresponding period last year. The decrease during the quarter was due to a reduction in expenditures based on a percentage of net sales offset in part by an increase in cooperative advertising expenses. The increase for the year to date period is due mainly to higher display costs as well as increases in cooperative advertising expenses.

For the quarter and nine-months ended September 30, 2007, administrative expenses decreased $54,000 or 2.7% and increased $95,000 or 1.7%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 6.2% and 6.0% for the quarters ended September 30, 2007 and 2006, respectively, and 6.5% and 6.8% for the nine months ended September 30, 2007 and 2006, respectively. The decrease during the quarter was due to lower professional fees while the increase during the nine-month period was mainly due to a one-time reduction of an accrual related to certain environmental matters which was recorded during last year’s second quarter.

Interest Expense

Net interest expense for the quarter and nine-month periods ended September 30, 2007 decreased by $68,000 and $8,000, respectively, compared to the same periods in 2006. The decrease during both the quarterly and year to date periods was due to lower average borrowings and also, during the quarter, to lower average interest rates as compared to the same periods in 2006. Average outstanding borrowings decreased by approximately 7% and 1% during the quarter and nine-month periods, respectively, while average borrowing costs declined approximately 84 basis points for the quarter. Our average borrowing costs for the year to date period were approximately even with last year. During the third quarter, we amended our Loan and Security Agreement dated as of June 30, 2004, as amended by and between us and Wells Fargo Foothill, Inc. which in addition to certain other changes, reduced the interest rates payable on outstanding borrowings (see Liquidity and Capital Resources” below).

Income Taxes

We recorded an income tax provision for the quarter and nine months ended September 30, 2007 of $698,000 and $1,208,000, respectively, reflecting an effective tax rate of approximately 45%. We recorded a $59,000 and an $84,000 income tax provision on our pretax income during the quarter and nine months ended September 30, 2006, respectively. We recorded a minimal tax provision on our operating income before taxes during the first three quarters of fiscal 2006 reflecting the utilization of net operating loss carryforwards to offset then current tax liability. Those net operating loss carryforwards were fully utilized at December 31, 2006 and accordingly, beginning in fiscal 2007, we began recording a tax provision on our pretax income at a rate approximating statutory federal and state income tax rates.

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

Our working capital increased by $1,103,000 during the nine-month period ended September 30, 2007 compared to an increase of $4,716,000 for the nine months ended September 30, 2006. The increase this year was mainly due to higher net inventory and accounts receivable balances along with decreases in accounts payable, accrued employee compensation and all other current liabilities, all offset in part by increased bank borrowings under our revolving credit agreement. The increase during the nine-month period ended September 30, 2006 was also due to higher net inventory and accounts receivable balances and decreases in accounts payable and other current liabilities which were partially offset by increases in accrued employee compensation and bank borrowings. Our overall inventory investment in 2007 has increased compared to last year mainly due to additional commitments made in support of specific businesses, a decrease in net sales of certain merchandise lines during the third quarter relative to the same time last year, and the general expansion of our merchandise collections that cover a wide variety of licensed brands and private labels for numerous retailers. Our bank borrowings normally increase during the fall season in advance of our holiday shipping period as we finance the inventory and other working capital requirements associated with those sales.

Cash used in operations during the nine months ended September 30, 2007 totaled $13,880,000 compared to cash used in operations of $12,085,000 for the corresponding period last year. Cash was used in operations during both years mainly to fund additional inventory and accounts receivable investment and for payments of accounts payable and other accrued liabilities. Cash was provided during both periods by net income, depreciation and amortization. We generally use cash during the first nine months of the year to build inventories for the upcoming holiday selling season and to fund payments of accounts payable and certain other short-term liabilities that may be seasonal in nature. However, as noted above, the increase in our inventory investment has been more significant during 2007 as compared to the prior year mainly due to commitments we made earlier this year to support certain specific programs. In addition, the recent expansion of our business has led to an increase in the number of merchandise collections we offer that cover a large selection of licensed brands and private labels. We have generally increased our inventory investment in support of each of those businesses in order to continue to meet the increasingly demanding requirements of our retail customers and provide them with the freshest and most compelling new merchandise concepts. Accounts receivable balances generally increase during the first nine months of the year as we enter our seasonally heavy shipping period. During the period ended September 30, 2007, accounts receivable increased at a lesser rate compared to the same time last year mainly due to a reduction in the rate of growth of our net sales this year relative to last year.

Cash used in investing activities was $962,000 for the nine-month period ended September 30, 2007 compared to cash used of $156,000 for the nine-month period ended September 30, 2006. In both periods, cash was used for capital expenditures and premiums on certain life insurance contracts owned by us. Our capital expenditures increased during the first nine months of 2007 relative to the prior year due to leasehold improvements for our New York showrooms and higher plant and equipment purchases associated with our warehouse and distribution facilities.

Cash provided by financing activities for the nine months ended September 30, 2007 and September 30, 2006 was $14,050,000 and $12,073,000, respectively, reflecting in both years net borrowings under our revolving credit agreement. The proceeds were used to fund our net working capital requirements.

In the ordinary course of business, we are contingently liable for performance under letters of credit. At September 30, 2007, outstanding letters of credit totaled $90,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

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

The following chart summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$ 8,725	$ 2,307	$ 4,599	$ 1,770	$ 49
Minimum royalty and advertising payments required under License Agreements	19,890	9,347	10,429	114	-
Postretirement benefits	3,860	364	762	784	1,950
Deferred compensation	349	139	210	-	-
Total	$ 32,824	$ 12,157	$ 16,000	$ 2,668	$ 1,999

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executives' employment and, under certain circumstances, for a period of time following their termination.

During the quarter ended September 30, 2007, there were no material changes outside the ordinary course of business in the contractual obligations set forth in the above chart.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although there can be no assurance as to the disposition of these proceedings, we do not anticipate that these matters will have a material impact on our results of operations or financial condition.

"Forward Looking Statements"

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the quarter and nine-months ended September 30, 2007, there were no material changes in the information called for by this item from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.   Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)      During the three-month period ended September 30, 2007, we issued 5,000 shares of our common stock, $.10 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approval stock option plan of the Company. We received $3,650.51 in cash from the individual exercising the options (the "Optionee") in payment of the exercise price for the issued shares.

We are relying on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock. The Optionee has represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the exercise of the applicable options have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. Each Optionee has also represented that he has knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of Common Stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as he has requested. A Securities Act restrictive legend was placed on each certificate representing the issued shares of Common Stock and stop transfer instructions are placed on such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

(b)     Not Applicable.

(c)      Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 23, 2007. At the Annual Meeting, stockholders:

(a)

Elected the following directors to serve as Class III directors of the Company until our 2010 Annual Meeting of Stockholders and until election and qualification of their respective successors by the following vote:

	Director	For	Withheld
	Raymond Vise	5,213,796	92,876
	Michael M. Rubin	5,293,371	13,300

(b)	Approved the appointment of BDO Seidman LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2007 by the following vote:

	For	Against	Abstain
	5,282,357	6,676	17,639

Item 6.    Exhibits

Exhibit
Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.

Registrant

/s/ Jerold R. Kassner

_______________________________

Jerold R. Kassner,

Executive Vice President,
Chief Financial Officer and Treasurer

Date:    November 14, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.