Form 10-K
period 2007-12-31
Swank, Inc.
filed 2008-03-31
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5354

SWANK, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1886990 (IRS Employer Identification Number)

90 Park Avenue New York, New York (Address of principal executive offices)	10016 (Zip code)

Registrant's telephone number, including area code:	(212) 867-2600

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the Registrant’s common stock, $.10 par value per share, held by non-affiliates, based on the closing price of $9.50 as of the close of business on June 29, 2007, the last business day of our most recently completed second fiscal quarter, was $34,082,305.

The number of outstanding shares of Registrant’s common stock, $0.10 par value per share, at the close of business on February 29, 2008 was 6,011,805.

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

General

The Company was incorporated on April 17, 1936. We are engaged in the importation, sale and distribution of men's accessories under the names “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Claiborne”, “Guess?”, “Ted Baker”, “Donald Trump”, “Tumi”, “Chaps”, “Steve Harvey” and “Pierre Cardin”, among others.

Products

Men's leather accessories, principally belts, wallets and other small leather goods, including billfolds, key cases, card holders and other items, and men's jewelry, principally cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, are distributed under the names “Geoffrey Beene”, “Claiborne”, “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Guess?”, “Ted Baker”, “Tumi” and “Swank”. We also distribute jewelry under the names “Donald Trump” and “Chaps”; suspenders under the names “Geoffrey Beene”, “Claiborne”, “Tommy Hilfiger” and “Pierre Cardin”; men's leather accessories under the name “Pierre Cardin”; jewelry and belts under the name “Steve Harvey”; and various products for customers' private labels.

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

Sales and Distribution

Our customers are primarily major retailers within the United States. In fiscal 2007, net sales to our three largest customers, Macy’s, Inc. (“Macy’s”), Kohl’s Department Stores (“Kohl’s”) and TJX Companies, Inc. (“TJX”), accounted for approximately 18%, 13%, and 11%, respectively, of our net sales. In fiscal 2006, net sales to our three largest customers, Macy’s, Kohl’s and TJX accounted for approximately 24%, 13%, and 10%, respectively, of our net sales, and in fiscal 2005, Macy’s, TJX and Kohl’s accounted for approximately 23%, 10% and 10%, respectively, of net sales. No other customer accounted for more than 10% of net sales during fiscal years 2007, 2006 or 2005. Exports to foreign countries accounted for approximately 10%, 7% and 8% of net sales in fiscal years 2007, 2006 and 2005, respectively.

We ship our merchandise to a wide variety of retailers consisting primarily of department stores, national chain stores, specialty stores, mass merchandisers and labels for less retailers, catalog retailers, and United States military retail exchanges. With brands that include some of the most well-known and respected designer names in the industry, our products appeal to a broad range of consumers.

At March 25, 2008, we had unfilled orders of approximately $10,060,000 compared with approximately $10,893,000 at March 25, 2007. The decrease in our order backlog is primarily due to a number of orders for new merchandise collections that were received last year for shipment early during our spring selling season, particularly for certain belt programs that were first introduced during the fall 2006 or spring 2007 seasons. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of placement by our customers of orders from year-to-year. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

Approximately 35 salespeople and district managers are engaged in the sale of our products working out of sales offices located in New York, NY and Atlanta, GA. In addition, at December 31, 2007 we sold certain of our products through 4 company-owned factory outlet stores in 4 states.

Manufacturing

We source all of our products from third-party vendors and purchase substantially all of our small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on our small leather goods business in the short-term depending upon our inventory position and the seasonal shipping requirements at that time. However, we have identified alternative sources for small leather goods that could be utilized within several months. We also purchase finished jewelry, finished belts and other accessories from a number of suppliers in the United States and abroad. We believe that alternative suppliers are readily available for substantially all such purchased items.

Advertising Media and Promotion

Substantial expenditures on advertising and promotion are an integral part of our business. We spent approximately 3.8% of net sales on advertising and promotion in 2007, of which approximately 2.2% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

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

Patents, Trademarks and Licenses

We own the rights or have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of our product offerings as follows:

•

Men’s leather accessories and costume jewelry under the names “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Claiborne”, “Guess?”, “Ted Baker”, “Chaps”, “Steve Harvey”, “US Polo Association”, and “Tumi”.

•	Men’s leather accessories under the name “Pierre Cardin.”
•	Men’s costume jewelry under the name “Donald Trump.”

Our “Pierre Cardin”, “Geoffrey Beene”, “Claiborne” and “Tommy Hilfiger” agreements also permit us to distribute and sell suspenders. Our “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Claiborne”, “Guess?”, “Ted Baker”, “Chaps”, “Pierre Cardin”, “Donald Trump”, “Tumi”, “US Polo Association”, and “Steve Harvey” licenses collectively may be considered material to our business. We do not believe that our business is materially dependent on any one license agreement.

Our license agreements generally specify percentage royalties, minimum royalty payments and minimum advertising and promotion expenditures, and expire at various times from 2008 through 2010. Our “Claiborne” license provides for percentage royalty payments not exceeding 6% of net sales; our “Geoffrey Beene”, “Tommy Hilfiger”, “Pierre Cardin”, “Nautica”, and “US Polo Association” licenses provide for percentage royalty payments not exceeding 7% of net sales; our “Kenneth Cole”, “Ted Baker” and “Guess?” licenses provide for percentage royalty payments not exceeding 8% of net sales; our “Donald Trump” license provides for percentage royalty payments not exceeding 9% of net sales; our “Tumi” licenses provide for percentage royalty payments not exceeding 10% of net sales; our “Chaps” license provides for percentage royalty payments not exceeding 10.5% of net sales; and our “Steve Harvey” license provides for percentage royalty payments not exceeding 12% of net sales. Our “Geoffrey Beene” license expires on June 30, 2008; our “Steve Harvey” license expires on July 31, 2008; our “Kenneth Cole”, “Tommy Hilfiger “, “Claiborne”, “Ted Baker” and “Donald Trump” licenses expire on December 31, 2008; our “Pierre Cardin” licenses expire on December 31, 2009; our “Chaps” license expires on March 31, 2009; our “Tumi” belt and jewelry license expires on April 25, 2010; our “Tumi” personal leather goods license expires on July 25, 2010; and our “Nautica”, “Guess”, and “US Polo Association” licenses expire on December 31, 2010. We regularly assess the status of our license agreements and anticipate renewing those contracts scheduled to expire in 2008, subject to the negotiation of terms and conditions mutually satisfactory to our licensors and us.

Employees

We have approximately 270 employees, of whom approximately 158 are warehouse and distribution employees. None of these employees are represented by labor unions and we believe our relationship with our employees to be satisfactory.

Item 1A.	Risk Factors.

Not applicable

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

During 2006, we sold a three-story building containing approximately 193,000 square feet on a seven-acre site in Attleboro, Massachusetts to the Attleboro Redevelopment Authority that until 2000, had been used to manufacture and/or assemble men's and women's costume jewelry products. Until December 2004, this facility also housed our main administrative offices, which were re-located to Taunton, MA.

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

We also presently operate three factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 4,600 square feet in the aggregate.

We believe our properties and machinery and equipment are adequate for the conduct of our businesses.

Item 3.	Legal Proceedings.

(a)     On June 7, 1990, we received notice from the United States Environmental Protection Agency (“EPA”) that we, along with fifteen others, had been identified as a Potentially Responsible Party (“PRP”) in connection with the release of hazardous substances at the Shpack Superfund site located in Massachusetts (the “Shpack Site”).  We, along with six other PRP's, subsequently entered into an Administrative Order by Consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the “RI/FS”) with respect to the alleged contamination at the site.

The RI/FS of the Shpack Site was completed and EPA prepared its record of decision.  On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Shpack site.  The PRP Group (of which we are a member) submitted a good faith offer letter to EPA in response to the Special Notice.  The offer letter is contingent upon the PRP Group members reaching an allocation among themselves for RD/RA and past costs, including the RI/FS costs. The PRP Group members have reached a preliminary agreement on a cost sharing allocation and are preparing a Participation Agreement to address the procedure for paying for and performing the RD/RA Consent Decree obligations. We expect that the Consent Decree will be executed by the PRP Group members, the Department of Energy and the EPA during fiscal 2008. EPA estimates the total cost of the selected remedy to be approximately $43 million, which includes two response actions at the site.  The first action, managed by the U.S. Army Corps of Engineers, is designed to remove radiological contamination.  The second action, led by EPA, is designed to remove non-radioactive contamination. The PRP Group members that did not generate radioactive materials, including the Company, would not be responsible for participating, financially or otherwise, in the first response action. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than 2009). At that time, we expect the costs to complete the RD/RA will be significantly reduced. We believe it is unlikely that this matter will have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site.  At December 31, 2007 we had accrued approximately $1,365,000 for potential costs associated with this site.

On March 20, 2008, Sandra J. Hannan and Cheryl M. Corbett each filed an action in Superior Court, Bristol County, Massachusetts against a number of defendants, including the Company and certain members of the PRP Group. Each plaintiff has alleged, among other things, that she developed cancer as a result of exposure to substances at the Shpack Site, and is asking for unspecified damages. The Company is in the process of reviewing the allegations in the complaints and presently intends to vigorously defend these matters.

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

(b)        No material pending legal proceedings were terminated during the three month period ended December 31, 2007.

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

	2007		2006
Quarter	High	Low	High	Low

First	$13.50	$7.20	$2.94	$1.35
Second	12.38	8.28	3.10	2.04
Third	9.40	5.45	4.50	2.51
Fourth	7.95	4.05	9.81	3.50

Number of Record Holders at February 29, 2008 - 547

Our loan agreement prohibits the payment of cash dividends on our Common Stock (see “Management's Discussion and Analysis of Financial Condition and Results of Operations”). We have not paid any cash dividends on our Common Stock during the last two fiscal years and we have no current expectation that cash dividends will be paid in the foreseeable future.

Except as previously reported, we did not issue any unregistered securities during fiscal 2007.

(b)	Not applicable.

(c)     The following table provides certain information as to repurchases by us of shares of our common stock during the three months ended December 31, 2007:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007- October 31, 2007	—	—	—	—
November 1, 2007- November 30, 2007	—	—	—	—
December 1, 2007-December 31, 2007	67,894	$7.33	—	—
Total	67,894	$7.33	—	—

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are currently engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate four factory outlet stores primarily to distribute excess and out of line merchandise.

Our net sales increased 8.0% in 2007 to $128,615,000 compared to $119,059,000 in 2006. The increase was due mainly to higher shipments of our personal leather goods and belt merchandise offset in part by an increase in certain dilutive allowances. Gross profit in 2007 increased 3.4% to $42,816,000 from $41,390,000 in 2006 but, as a percentage of net sales, decreased to 33.3% from 34.8% last year. The increase in gross profit dollars during 2007 primarily reflects higher net sales. The decrease in gross profit as a percentage of net sales was primarily due to an increase in net product costs, including certain expenses associated with packaging and shipping, as well as a less favorable sales mix resulting from a decrease in net sales of our relatively high-margin jewelry merchandise. Selling and administrative expenses increased 9.0% during 2007 or $2,688,000 over 2006 due to increases in certain variable costs, including sales, merchandising, product development and distribution expenses, all associated with the increase in net sales, as well as increases in accruals associated with environmental remediation matters and certain fringe benefit and professional fee expenses. Selling and administrative expenses expressed as a percentage of net sales were 25.4% in 2007 compared to 25.2% last year.

Net income during 2006 included a non-recurring income tax benefit of approximately $5,000,000 which resulted from the reversal of a valuation allowance that had been recorded in a previous year against our net deferred income tax asset. In addition, the Company recorded no income tax provision during most of 2006 due to net operating loss carryforwards that were not fully utilized until late in that year. We recorded an income tax provision throughout 2007 at approximately statutory rates in the amount of $3,582,000. The difference between the income tax provision recorded during 2007 and the income tax benefit recorded during 2006 accounted for $7,785,000 of the overall difference in net income during 2007. See Footnote E to the financial statements below.

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

Revenue Recognition

Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” and Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products”. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

2007 vs. 2006

Net sales

Net sales for the year ended December 31, 2007 increased by $9,556,000, or 8.0%, compared to 2006. The increase was due mainly to higher shipments of our personal leather goods and belt merchandise offset in part by an increase in certain dilutive allowances, including provisions for customer returns and markdown and promotional expenditures. The increase in small leather goods and belts was driven mainly by the introduction of our new Tumi merchandise collections, which were launched during the third quarter of 2007, as well as increases in certain other branded merchandise programs which were first shipped to customers during our fall 2006 selling season. The increase in belts also reflected the launch of certain new branded collections during the first quarter and increases in a number of private label programs associated with expansions of our share of those businesses during fall 2006 and spring 2007. Jewelry net sales declined 15.1% during the year, reflecting a change in men’s fashion trends that for the past several seasons had emphasized French cuff shirts and a dressier look.

Net sales to international customers increased 50.3% during 2007 due mainly to higher shipments of personal leather goods and belt merchandise to certain of our licensors’ international master licensees. Export net sales accounted for approximately 10% of our total net sales during 2007 compared to approximately 7% in 2006.

Net sales in both 2007 and 2006 were favorably affected by the annual returns adjustment made during each year’s second quarter. Each month we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $637,000 and $1,248,000 for the years ended December 31, 2007 and 2006, respectively. Our actual returns experience during both the spring 2007 and spring 2006 seasons was better than anticipated compared to the reserves established at December 31, 2006 and December 31, 2005, respectively, principally due to lower than expected customer returns for men's belts and personal leather goods. The reserves for returns at December 31, 2006 and December 31, 2005 were established in consideration of shipments made during the fall 2006 and fall 2005 selling seasons, respectively, associated with a number of new merchandise collections. Actual returns during both 2007 and 2006 were less than anticipated for certain of those programs as retailers increasingly have been turning to point-of-sale markdowns and other promotional activities in lieu of returns to clear slow-moving merchandise.

Gross profit

Gross profit for the year ended December 31, 2007 increased by $1,426,000, or 3.4%, to $42,816,000 compared to the prior year's gross profit of $41,390,000. Gross profit expressed as a percentage of net sales in 2007 was 33.3% compared to 34.8% in 2006.

The increase in gross profit dollars during 2007 was principally due to the increase in net sales offset in part by higher in-store markdown and other dilutive promotional allowances. The decrease in gross profit as a percentage of net sales was mainly due to an increase in net product costs, including certain expenses associated with packaging and shipping, as well as a less favorable sales mix resulting from a reduction in net sales of our relatively high-margin men’s jewelry merchandise. The increases in product cost during 2007 were in part due to our increased use of air freight as opposed to less expensive ocean transportation as well as other merchandise-related expenses, including packaging, boxing, price ticketing and handling. Inventory control costs were lower in 2007 reflecting a decrease in merchandise markdowns. Display costs increased during the year mainly due to fixturing programs associated with the expansion of a certain private label belt program.

Royalty expenses associated with our various license agreements increased 4.9% in 2007, but expressed as a percentage of nets sales, declined to 5.3% from 5.5% last year. The increase in dollars was principally due to a change in sales mix and higher contractual minimum royalty obligations, while the decrease in expense as a percentage of net sales was due to a reduction in net sales subject to royalty in 2007 relative to 2006.

Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $783,000 and $943,000 for the years ended December 31, 2007 and 2006, respectively.

Selling and Administrative Expense

Selling and administrative expenses for the year ended December 31, 2007 increased $2,688,000, or 9.0%, compared to the prior year. Selling and administrative expense expressed as a percentage of net sales increased slightly to 25.4% from 25.2% 2006. The increase in our selling and administrative expenses was due to increases in certain variable costs, including sales, merchandising, product development and distribution expenses, all associated with the increase in net sales, as well as increases in accruals associated with environmental remediation matters and certain fringe benefit and professional fee expenses.

Selling expenses increased by $1,619,000, or 6.8%, and administrative expenses increased by $1,069,000, or 16.9%, both as compared to the prior year. Expressed as a percentage of net sales, selling expenses totaled 19.6% and 19.9% for fiscal 2007 and 2006, respectively, and administrative expenses totaled 5.7% and 5.3% for fiscal 2007 and 2006, respectively. The increase in selling expenses was principally due to an increase in certain sales and product development expenses largely associated with the launch of our new Tumi merchandise collections as well as other variable cost increases associated with the increase in net sales including sales, distribution and advertising expenses associated with certain of our license agreements (see below). We include shipping and handling costs as part of selling expenses in our statement of income. Total shipping and handling costs in fiscal 2007 and 2006 were $5,856,000 and $5,314,000, respectively. The increase during 2007 was mainly due to variable shipping costs, including compensation, outside labor charges, and packaging supplies, all generally associated with higher net sales. The increase in administrative expense was due mainly to an accrual recorded during the fourth quarter associated with certain environmental remediation matters, and increases in certain fringe benefit and professional fee expenses. The overall increase in selling and administrative expenses expressed as a percentage of net sales was due principally to increases in selling expenses associated with the launch of our Tumi merchandise and the environmental accrual recorded during our fourth quarter.

Our license agreements also generally include minimum advertising and promotional spending requirements. Advertising and promotional costs charged to selling expense in support of our men's accessories business, exclusive of cooperative advertising and display expenditures (which are included in net sales and cost of sales, respectively), totaled 2.2% of net sales for the year ended December 31, 2007 compared to 2.4% in 2006.

Promotional Expenditures

We routinely make advertising and promotional expenditures to enhance our business and support the advertising and promotion activity of our licensors. Promotional expenditures included in selling and administrative expenses increased by $38,000 in 2007 compared to 2006 and increased $739,000 in 2006 compared to 2005. Promotional expenditures as a percentage of net sales were 2.2% and 2.4% in 2007 and 2006, respectively. We also make expenditures in support of cooperative advertising arrangements with certain of our retail customers. These expenses, which are included in net sales, increased $22,000 and $274,000 in 2007 and 2006, respectively, both as compared to the corresponding prior year amounts. Expenditures for merchandise displays and fixturing, which we include in cost of sales, increased $404,000 in 2007 compared to 2006 but decreased $181,000 in 2006 compared to 2005. The increase during 2007 was due principally to a fixturing program in connection with the expansion of a certain private-label belt merchandise program.

Interest Expense

Net interest expense for the year ended December 31, 2007 decreased $5,000 or less than 1% compared to 2006. The decrease was due to lower average borrowing rates particularly during the second half of 2007, offset in part by an increase in average outstanding revolving credit balances compared to last year (see “Liquidity and Capital Resources”). The increase in average borrowings during 2007 was due to higher inventories associated with the increase in net sales and the launch of our Tumi belt and personal leather goods collections mainly during the third quarter.

Provision for Income Taxes

We recorded an income tax provision of $3,582,000 during 2007 compared to an income tax benefit of $4,203,000 during 2006. The income tax benefit recorded last year resulted from the reversal of a valuation allowance against our net deferred tax asset that had been established during previous fiscal years. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized and accordingly, reversed the remaining valuation allowance. The release of the valuation allowance resulted in a net income tax benefit in 2006.  As a result of our evaluation at December 31, 2007, we recorded a valuation allowance of $157,000 against our deferred tax assets in connection with certain state net operating loss carryforwards.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 had no effect on our financial condition, results of operations, and cash flows during 2007.

Liquidity and Capital Resources

Cash used in operations during 2007 was $2,756,000 compared to cash generated of $1,726,000 in 2006. In 2007, cash was used mainly to fund increases in accounts receivable and inventory investment as well as decreases in accounts payable, and income taxes payable. Cash used during the year was partially offset by cash provided from net income and depreciation and amortization. The increase in inventory in 2007 was primarily associated with the launch of our new Tumi collections and the expansion of certain belt merchandise programs during the first half of 2007. Inventory levels increased at a somewhat greater rate than net sales in response to our continuing commitment to provide outstanding service to our retail customers while retail sales trends moderated during the latter half of the year. The increase in accounts receivable was primarily due to higher net sales during our fourth quarter compared to the corresponding prior year period. Net sales increased 15.6% and 8.0% for the quarter and year ending December 31, 2007, respectively compared to the corresponding periods in 2006. The decrease in accounts payable reflects reduced inventory purchases during the fourth quarter relative to the prior year. During 2007, we determined that certain merchandise shipments in-

transit to us from our suppliers would be more appropriately presented as an inclusion to gross inventory on our balance sheet. Accordingly, at December 31, 2007 and 2006, we included $5,141,000 and $4,286,000, respectively, in both gross inventory and accounts payable to reflect the gross impact of in-transit merchandise.

Cash was provided in 2006 principally by net income, depreciation and amortization, decreases in deferred taxes, and increases in accounts and income taxes payable. Cash provided during 2006 was offset partially by the decrease in the deferred tax asset valuation allowance, increases in accounts receivable and inventories and decreases in other long-term obligations and deferred credits. The increase in inventory during 2006 was due to additional purchases we made during the year to support anticipated increases in sales. The increase in accounts receivable was due to higher net sales, principally during our fall selling season while the increase in accounts payable was mainly due to increased inventory purchases, particularly during the fall season, in response to higher sales.

Cash used in investing activities was $1,105,000 in 2007 compared to cash used of $270,000 during 2006. The increase in cash used in 2007 was due to higher capital expenditures. Cash was also used in both years to fund premiums on certain life insurance policies owned by the Company.

Cash provided by financing activities in 2007 was $5,301,000 compared to cash used of $1,062,000 in 2006. During 2007, cash was provided through an increase in borrowings under our revolving credit agreement, offset in part by cash used for the purchase of treasury stock. In 2006, cash was used primarily for net repayments of borrowings under our revolving credit agreement and for the purchase of treasury stock.

Working capital financing is provided primarily by cash flows from operating activities and a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the “2004 Loan Agreement”) with Wells Fargo Foothill, Inc (“WFF”), which has a maturity date of June 29, 2012. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, however, only to the extent the maximum revolving credit amount exceeds $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. At December 31, 2007 and 2006, we had unused lines of $18,711,000 and $20,449,000, respectively. During 2006, the 2004 Loan Agreement was amended to temporarily increase the maximum amount of borrowings to $28,000,000 during the period from September 1, 2006 through December 31, 2006. As of December 31, 2007, we were in compliance with all covenants contained within the 2004 Loan Agreement.

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

During the normal course of business, we are exposed to interest rate change market risk with respect to borrowings under our 2004 Loan Agreement. The seasonal nature of our business typically requires that we build inventories during the course of the year in anticipation of heavy shipments to retailers during the upcoming holiday season. Accordingly, our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our 2004 Loan Agreement is presently the prime rate plus a margin of .50% or LIBOR plus a margin of 2.25%) may, especially during peak borrowing periods, have a negative impact on short-term results. We are also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products.

In the ordinary course of business, we are contingently liable for performance under letters of credit which aggregated approximately $90,000 at December 31, 2007. We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. See the information set forth below in Item 11 of this Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

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

Net sales in both 2006 and 2005 were favorably affected by the annual returns adjustment made during each year’s second quarter. Each month we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $1,248,000 and $814,000 for the years ended December 31, 2006 and 2005, respectively. Our actual returns experience during both the spring 2006 and spring 2005 seasons was better than anticipated compared to the reserves established at December 31, 2005 and December 31, 2004, respectively, principally due to lower than expected customer returns for men's belts and personal leather goods. The reserve at December 31, 2005 was established in consideration of shipments made during the fall 2005 season associated with a variety of new merchandise programs. However, during the past few seasons, we have been taking steps to minimize customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods. We established our reserve for returns as of December 31, 2005 based on our estimate of merchandise to be received during the spring 2006 season which was generally shipped to retailers for the 2005 fall and holiday selling seasons.

Gross profit

Gross profit for the year ended December 31, 2006 increased by $8,524,000, or 25.9%, to $41,390,000 compared to the prior year's gross profit of $32,866,000. Gross profit expressed as a percentage of net sales in 2006 was 34.8% compared to 33.6% in 2005.

The increase in gross profit both in dollars and as a percentage of net sales during 2006 was primarily due to an increase in net sales generally and the continued strong performance of our relatively high-margin jewelry merchandise. Margins for our personal leather goods merchandise collections also improved due to reductions in product and packaging costs. We also reduced our inventory control costs during the year and improved our supply chain efficiency primarily for belts which led to increased utilization of lower cost sea freight relative to 2005. Initial markups generally declined during 2006 for jewelry and belts, reflecting a less favorable sales mix, as a portion of the incremental sales generated during 2006 was at a somewhat lower margin.

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

Gain/Loss on Lease Termination, Restructuring Expenses and Other

During the first quarter of 2005, we paid the landlord of our former Norwalk, Connecticut belt manufacturing facility $925,000 to settle all of our remaining obligations under the lease termination agreement signed in 2004 (see below). As a result of this prepayment, we recorded a gain of $75,000 during fiscal 2005’s first quarter to recognize the difference between the amount of the liability outstanding at December 31, 2004 under the termination agreement and the final amount paid. The gain is stated separately in our statement of income.

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

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. See the information set forth below in Item 11 of this Form 10-K under the caption “Executive Compensation--Employment Contracts and Severance Agreements.”

Capital Expenditures

We expect that cash from operations and availability under our 2004 Loan Agreement will be sufficient to fund our ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet contractual arrangements, as that term is used in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No.  109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an impact on our financial condition, results of operations, or cash flows during 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 157 but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability on its balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. SFAS No. 158 also modifies the required disclosures in the notes to the financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We adopted SFAS No. 158 and included its impact in our financial condition, results of operations, and cash flows for 2006.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We currently record a liability during the service period for the benefits earned by participants in certain split-dollar life insurance benefit programs and do not expect the adoption of EITF 06-4 to have a material impact on our financial condition, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption.  Adoption of SFAS No. 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following the current accounting literature.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS No. 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We do not believe that the adoption of SFAS No. 160 will have a material effect on our financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.         Financial Statements and Supplementary Data.

*All other schedules have been omitted because they are not applicable or not required as the required information is included in the Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Swank, Inc.

Taunton, Massachusetts

We have audited the accompanying balance sheets of Swank, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 57. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the financial statements, Swank, Inc. adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, on January 1, 2007.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 57, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Boston, Massachusetts

March 28, 2008

Swank, Inc.

Balance Sheets as of December 31,

(Dollars in thousands)

Assets	2007	2006
Current:
Cash and cash equivalents	$2,339	$899
Accounts receivable, less allowances of $5,052 and $6,196, respectively	18,327	14,820
Inventories, net:
Work in process	1,054	1,213
Finished goods	25,611	22,203
Total inventories, net	26,665	23,416
Deferred taxes, current	2,929	2,459
Prepaid and other current assets	1,075	761
Total current assets	51,335	42,355
Property, plant and equipment, at cost:
Land and buildings	29	29
Machinery, equipment and software	1,560	1,032
Leasehold improvements	771	424
Total property, plant and equipment at cost	2,360	1,485
Less accumulated depreciation	1,243	1,088
Total property, plant and equipment, net	1,117	397
Deferred taxes, noncurrent	2,106	3,006
Other assets	3,601	3,502
Total noncurrent assets	6,824	6,905
Total Assets	$58,159	$49,260

Liabilities
Current:
Note payable to bank	$13,199	$7,405
Current portion of long-term obligations	632	665
Accounts payable	7,057	8,302
Accrued employee compensation	1,752	1,550
Accrued royalties payable	1,014	996
Income taxes payable	471	1,034
Other current liabilities	1,432	1,551
Total current liabilities	25,557	21,503
Total long-term obligations, net of current portion	6,321	6,191
Total Liabilities	31,878	27,694
Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $1.00 Authorized - 1,000,000 shares
Common stock, par value $.10 Authorized -- 43,000,000 shares
Issued - 6,385,379 and 6,380,379 shares	639	638
Capital in excess of par value	1,826	1,823
Retained earnings	25,386	20,439
Accumulated other comprehensive (loss)	(469)	(730)
Treasury stock at cost - 373,574 and 305,680 shares	(1,101)	(604)
Total Stockholders’ Equity	26,281	21,566
Total Liabilities and Stockholders’ Equity	$58,159	$49,260

The accompanying notes are an integral part of the financial statements

Swank, Inc.

Statements of Income

For Each of the Three Years Ended December 31,

(In thousands, except share and per share data)

	2007	2006	2005
Net sales	$128,615	$119,059	$97,914
Cost of goods sold	85,799	77,669	65,048
Gross profit	42,816	41,390	32,866
Selling and administrative expenses	32,638	29,950	28,036
(Gain) on lease termination, restructuring expenses, and other	—	—	(75)
Income from operations	10,178	11,440	4,905
Interest expense, net	1,649	1,654	1,261
Income before (benefit) provision for income taxes	8,529	9,786	3,644
(Benefit) provision for income taxes	3,582	(4,203)	30
Net income	$4,947	$13,989	$3,614

Share and per share information:
Weighted average common shares outstanding -- basic	6,070,708	5,883,219	5,620,160
Basic net income per common share	$.81	$2.38	$.64

Weighted average common shares outstanding -- diluted	6,072,073	5,938,345	6,160,492
Diluted net income per share	$.81	$2.36	$.59

The accompanying notes are an integral part of the financial statements

Swank, Inc.

Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

For Each of the Three Years Ended December 31, 2007, 2006 and 2005	Common Stock, Par Value $.10		Capital in Excess of	Retained	Accumulated Other Comprehensive		Treasury Stock	Total Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity	Income (loss)
Balance, December 31, 2004	5,633,712	563	1,440	2,836	(56)	111,222	(236)	4,547

Net income				3,614				3,614	$3,614
Exercise of stock options	275,000	28	20			18,694	(30)	18
Partial repayment of loan to ESOP						46,875	(75)	(75)
Other comprehensive (loss):
Change in minimum pension liability					(44)			(44)	(44)
Unrealized (loss) on securities
available for sale					(2)			(2)	(2)
Total comprehensive income									$3,568

Balance, December 31, 2005	5,908,712	591	1,460	6,450	(102)	176,791	(341)	8,058

Net income				13,989				13,989	$13,989
Exercise of stock options	355,001	35	25					60
Common stock repurchased						78,812	(183)	(183)
Converted debt	116,666	12	338					350
Partial repayment of loan to ESOP						50,077	(80)	(80)
Other comprehensive (loss):
Change in minimum pension liability					(14)			(14)	(14)
Unrealized (loss) on securities available for sale					(19)			(19)	(19)

Total comprehensive income					(33)				$13,956

Adjustment to initially apply SFAS No. 158, net of tax of $307					(595)			(595)

Balance, December 31, 2006	6,380,379	$638	$1,823	$20,439	$(730)	305,680	$(604)	$21,566

Net income				4,947				4,947	$4,947
Exercise of stock options	5,000	1	3					4
Common stock repurchased						67,894	(497)	(497)
Other comprehensive income (loss):
Change in minimum pension liability					60			60	60
Unrealized (loss) on securities available for sale					(1)			(1)	(1)
Minimum pension liability adjustment, net of tax (benefit) of (135)					202			202	202
Total comprehensive income									$5,208

Balance, December 31, 2007	6,385,379	$639	$1,826	$25,386	$(469)	373,574	$(1,101)	$26,281

The accompanying notes are an integral part of the financial statements

Swank, Inc.

Statements of Cash Flows

(Dollars in thousands)

For Each of the Three Years Ended December 31,

	2007	2006	2005
Cash flow from operating activities:
Net income	$ 4,947	$ 13,989	$ 3,614
Adjustments to reconcile net income to net cash provided by (used in) operations:
(Recoveries) provision for bad debt	(205)	127	63
Depreciation and amortization	252	207	233
(Gain) on lease termination	—	—	(75)
Loss on disposition/impairment of fixed assets	—	13	—
Decrease in cash surrender value of life insurance	27	24	26
Decrease in deferred income tax	273	2,346	—
Increase (Decrease) in deferred income tax valuation allowance	157	(7,810)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,302)	(3,685)	19
(Increase) in inventories	(3,249)	(5,661)	(2,341)
(Increase) decrease in prepaid and other assets	(307)	24	(229)
(Decrease) increase in accounts payable, accrued and other liabilities	(1,177)	1,657	2,407
Increase (decrease) in income taxes payable	(563)	729	(135)
Increase (decrease) in other long—term obligations and deferred credits	391	(234)	(777)
Net cash (used in) provided by operations	(2,756)	1,726	2,805
Cash flow from investing activities:
Capital expenditures	(883)	(53)	(120)
Proceeds from surrender of life insurance policies	—	—	429
Premiums on life insurance	(222)	(217)	(248)
Net cash (used in) provided by investing activities	(1,105)	(270)	61
Cash flow from financing activities:
Borrowings under revolving credit agreements	69,734	54,111	49,986
Payments of revolving credit obligations	(63,940)	(54,970)	(53,023)
Treasury stock received	(497)	(263)	(105)
Proceeds from stock option exercises	4	60	48
Net cash provided by (used in) financing activities	5,301	(1,062)	(3,094)
Net increase (decrease) in cash and cash equivalents	1,440	394	(228)
Cash and cash equivalents at beginning of year	899	505	733
Cash and cash equivalents at end of year	$ 2,339	$ 899	$ 505
Cash paid during the year for:
Interest	$ 1,649	$ 1,647	$ 1,237
Income taxes	$ 3,989	$ 284	$ 102

Supplemental non—cash disclosure:
Conversion of convertible note to common stock	$ —	$ 350	$ —

The accompanying notes are an integral part of the financial statements

Notes to Financial Statements

A.	The Company

The Company is currently engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates four factory outlet stores primarily to distribute excess and out of line merchandise.

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

Revenue Recognition

Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, which are all accounted for in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” and Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products”, are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Allowances for Accounts Receivable

Our allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2007, 2006 and 2005 were $(205,000), $127,000, and $63,000, respectively.

Concentration of Credit Risk

We sell products primarily to major retailers within the United States. Our three largest customers combined accounted for approximately 39%, 48%, and 38%, respectively, of trade receivables (gross of allowances) at December 31, 2007, 2006, and 2005, respectively.

In fiscal 2007, net sales to our three largest customers, Macy’s, Inc. (“Macy’s”), Kohl’s Department Stores (“Kohl’s”) and TJX Companies, Inc. (“TJX”), accounted for approximately 18%, 13%, and 11%, of our net sales, respectively. In 2006 and 2005, Macy’s, Kohl’s, and TJX accounted for 24%, 13%, and 10% and 23%, 10% and 10%, respectively, of our net sales. No other customer accounted for more than 10% of net sales during fiscal years 2007, 2006 or 2005. Exports to foreign countries accounted for approximately 10%, 7%, and 8% of net sales in fiscal years 2007, 2006 and 2005, respectively.

In the normal course of our business, we are exposed to interest rate change market risk with respect to borrowings under our revolving credit line. The seasonal nature of our business typically requires us to build inventories during the course of the year in anticipation of heavy shipments to retailers for the upcoming holiday season. Our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our revolving credit facility is presently the prime rate plus .50% or LIBOR plus 2.25%) may, especially during peak borrowing periods, have a negative impact on short-term results. We also are exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We purchase substantially all of our men's personal leather items and belts from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results.

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

We review the carrying value of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events and circumstances indicate that the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If such assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Other Assets

Other Assets includes approximately $88,000 in restricted cash in connection with a security deposit associated with a sublease for certain of our leased property.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2007 and 2006. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at December 31, 2007 and $13,000 at December 31, 2006.

Advertising Costs

The Company charges advertising costs to expense as they are incurred. Total expenditures charged to advertising expense during 2007, 2006, and 2005 were $2,790,000, $2,752,000, and $2,019,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs as part of selling expenses in our statement of income.  Total shipping and handing costs were $5,856,000, $5,314,000, and $4,741,000 for 2007, 2006 and 2005, respectively.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with FIN 48, an enterprise accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Our adoption of FIN 48 as of January 1, 2007 did not have an effect on our financial conditions, results of operations, or cash flow.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. The results for prior periods are not restated. Stock options issued by us previously to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan or 1994 Non-Employee Director Plan (the “1994 Director Plan”) respectively, vested immediately (see Note H). We did not grant any stock options during either of the fiscal years ended December 31, 2007 or December 31, 2006.

Prior to the adoption of SFAS 123R, we accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Share-based employee compensation cost related to stock options granted during 2005 were not reflected in net income, as all such options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and vested immediately. The options granted during 2005 were non-qualified option grants issued under the 1994 Director Plan.

The following table illustrates the effect on net income and earnings per share for the fiscal year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the grant of stock options:

For each year ended December 31, (Dollars in thousands except per share amounts)	2005
Net income as reported	$3,614
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(4)
Pro forma net income	$3,610

Basic net income per common share as reported	$.64
Basic net income per common share pro forma	$.64

Diluted net income per common share as reported	$.59
Diluted net income per common share pro forma	$.59

The following table provides the significant weighted average assumptions used in determining the estimated fair value at the date of grant under the Black-Scholes option-pricing model of the awards granted during 2005:

December 31, 2005
Expected volatility	99.0%
Weighted average volatility	99.0%
Risk free rate	6.5%
Expected life (in years)	5.0
Expected dividend yield	—

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

Net Income per Share

Net income per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by our employee stock ownership plan and deemed to be allocated to participants. Net income per share assuming full dilution includes the effects of options and convertible securities issued by the Company. Diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is anti-dilutive. Potentially dilutive common shares consist of the incremental common shares that would be issuable upon the assumed exercise of stock options and the conversion of convertible securities. We had options for 1,667 shares of common stock outstanding at December 31, 2007 at an exercise price of $1.60.

The following table sets forth the computation of net income per share (in thousands, except for share and per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income as reported	$4,947	$13,989	$3,614
Add back interest expense on convertible note, net of income taxes	—	12	24
Net income used for diluted earnings per share calculation	$4,947	$14,001	$3,638
Denominator:
Shares used in computing basic net income per weighted average common share outstanding	6,070,708	5,883,219	5,620,160
Effect of dilutive securities	1,365	55,126	540,332
Shares used in computing net income per weighted average common share outstanding assuming dilution	6,072,073	5,938,345	6,160,492

Basic net income per weighted average common share outstanding	$.81	$2.38	$.64
Diluted net income per weighted average common share outstanding	$.81	$2.36	$.59

There were no anti-dilutive securities not included in the computation of diluted earnings per weighted average common share.

Comprehensive Income (Loss)

Reporting comprehensive income (loss) requires that certain items recognized under accounting principles generally accepted in the United States as separate components of stockholders' equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) was $261,000, ($33,000) and ($46,000) in 2007, 2006 and 2005, respectively. Income (loss) in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to our defined benefit plan and from unrealized gains (losses) on securities available for sale.

The consolidated statements of stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2006 set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2006 included an incorrect presentation of the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The presentation included a $595,000 charge for the impact of the adoption as a component of current-period other comprehensive income (loss) rather than displaying the adoption impact as an adjustment to accumulated other comprehensive income (loss).

We have corrected the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2006 in this Annual Report on Form 10-K for the year ending December 31, 2007. The revision has no impact on net income, total accumulated other comprehensive income (loss), or total assets or cash flows for the year ended December 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year's presentation. During 2007, we determined that certain merchandise shipments in-transit to us from our suppliers would be more appropriately presented as an inclusion to gross inventory on our balance sheet. Accordingly, on the December 31, 2006 balance sheet, we reclassified $4,287,000 of inventory in-transit shipments from accounts payable to inventory.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No.  109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on our financial condition, results of operations, or cash flows during 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 157 but do not presently anticipate it will have a material effect on our financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability on its balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. SFAS No. 158 also modifies the required disclosures in the notes to the financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We adopted SFAS No. 158 and included its impact in our financial condition, results of operations, and cash flows for 2006 (see Note G).

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We currently record a liability during the service period for the benefits earned by participants in certain split-dollar life insurance benefit programs and do not expect the adoption of EITF 06-4 to have a material impact on our financial condition, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. Adoption of SFAS No. 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following the current accounting literature.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS No. 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We do not believe that the adoption of SFAS No. 160 will have a material effect on our financial condition, results of operations and cash flows.

C.	Restructuring Charges

There were no restructuring charges during either 2007 or 2006. During the first quarter of 2005, we paid the landlord of our former Norwalk, Connecticut belt manufacturing facility $925,000 to settle all of our remaining obligations under the lease termination agreement signed in 2004. As a result of this prepayment, we recorded a gain of $75,000 during the first quarter to recognize the difference between the amount of the liability outstanding under the termination agreement and the final amount paid. The gain is stated separately in our statement of income.

D.	Short-Term Borrowings

(Dollars in thousands)
	2007	2006
At December 31:
Total lines	$32,000	$28,000
Weighted average interest rate	7.75%	9.50%
For the year:
Monthly average borrowing outstanding	16,619	15,627
Maximum borrowing outstanding at any month end	23,410	20,755
Monthly interest rate (weighted average)	9.66%	10.23%
Balance outstanding at December 31	13,199	7,405

The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under our revolving credit facility for seasonal working capital needs.

The Company’s revolving credit line is provided by Wells Fargo Foothill, Inc. (“WFF”) under a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the “2004 Loan Agreement”) which has a maturity date of June 29, 2012. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly EBITDA requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25% or 7.75% and 7.07%, respectively at December 31, 2007. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, however, only to the extent the maximum revolving credit amount exceeds $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. During 2006, the 2004 Loan Agreement was amended to temporarily increase the maximum amount of borrowings to $28,000,000 during the period from September 1, 2006 through December 31, 2006. As of December 31, 2007, we were in compliance with all financial covenants contained within the 2004 Loan Agreement.

In the ordinary course of business, we are contingently liable for performance under letters of credit which aggregated approximately $90,000 at December 31, 2007. We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

E.    Income Taxes

The components of income taxes are as follows:

For each year ended December 31, (Dollars in thousands)
	2007	2006	2005
Provision (benefit) for income taxes:
Currently payable:
Federal	$2,606	$915	$30
State	547	45	—
Deferred:
Federal	292	(4,696)	—
State	137	(467)	—
	$3,582	$(4,203)	$30
Deferred tax provision (benefit):
Deferred compensation	$55	$92	$126
Lease termination cost	—	—	395
Federal NOL carryforwards	—	1,676	486
State NOL carryforwards	137	536	79
AMT credit carryforwards	150	617	(30)
Other items	(70)	(274)	132
Valuation allowance	157	(7,810)	(1,188)
	$429	$(5,163)	$—
A reconciliation of the Company’s effective income tax rate is as follows:
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	5.4	5.7	—
Valuation allowance	1.8	(80.6)	(38.8)
Other items, net	.8	(2.6)	5.6
Effective income tax rate	42.0%	(43.5)%	.8%
Components of the net deferred tax asset:
Deferred tax assets:
Accounts receivable reserves	$1,048	$1,115	$1,066
Deferred compensation	79	134	226
Inventory capitalization	620	418	447
Postretirement benefits	1,937	1,982	1,723
Inventory reserves	290	253	182
Workman’s compensation	36	65	58
Federal NOL carryforwards	—	—	1,676
State NOL carryforwards	333	470	1,006
AMT credit carryforwards	—	150	767
Environmental costs	582	434	527
SFAS No. 158 adjustment	185	307	—
Other	252	292	279
Gross deferred asset	5,362	5,620	7,957
Deferred tax liabilities:
Depreciation	(170)	(156)	(147)
Valuation allowance	(157)	—	(7,810)
Net deferred tax asset	$5,035	$5,464	$—

We recorded an income tax provision of $3,582,000 during 2007 compared to an income tax benefit of $4,203,000 during 2006. The income tax benefit recorded in 2006 resulted from the reversal of a valuation allowance against our net deferred tax asset that had been established during previous fiscal years. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized and accordingly, reversed the remaining valuation allowance. The release of the valuation allowance resulted in a net income tax benefit in 2006. In fiscal 2005, we recorded a current income tax provision of $30,000 utilizing certain of our deferred tax assets (which had been fully reserved) to offset the majority of our income tax liability during that year. As a result of our evaluation at December 31, 2007, we recorded a valuation allowance of $157,000 against our deferred tax asset in connection with certain state net operating loss carryforwards which are not expected to be realized.

At December 31, 2006, we had utilized all of our remaining federal net operating loss carryforwards which totaled approximately $5,108,000 at December 31, 2005. At December 31, 2007, we have remaining state net operating loss carryforwards of approximately $4,681,000 which expire through 2010. These loss and credit carryforwards are available to reduce respectively, future federal and state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As described above, at December 31, 2007 we recorded a valuation allowance of $157,000 against our deferred tax asset in connection with certain of these state carryforwards. Our remaining alternative minimum tax credit carryforward, which totaled approximately $150,000 at December 31, 2006, was fully utilized during 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with FIN 48, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Upon adoption on January 1, 2007 and as of December 31, 2007, we had no unrecognized tax benefits recorded. We do not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2007 will significantly change within the next 12 months.

F.	Long-Term Obligations

Long-term obligations at December 31 are as follows:

(Dollars in thousands)
	2007	2006
Benefits under 1987 Deferred Compensation
Plan and Postretirement benefits (See Note G)	$ 5,106	$ 5,358
Environmental liabilities (See Note I)	1,472	1,098
Supplemental death benefits	13	26
Obligation on property sublease	272	374
Deposits and other	90	—
Total long-term obligations, including current portion	6,953	6,856
Less current portion	(632)	(665)
Total long-term obligations	$ 6,321	$ 6,191

G.	Employee Benefits

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

The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses associated with contributions to the Plan were $200,000, $225,000, and $122,000, for 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Plan held a total of 2,392,384 and 2,607,735 shares, respectively, of our outstanding common stock, including 25,433 and 39,337 shares which had not been allocated to participants at December 31, 2007 and 2006, respectively. From time to time, we make loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the plan at December 31, 2007 or December 31, 2006.

In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock. Purchases will be made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by us to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 96,666 shares. The Plan purchased no shares during either 2007 or 2006.

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

The following table sets forth a reconciliation of the beginning and ending balances of our postretirement benefits and defined benefits under our 1987 Deferred Compensation Plan described below:

For each year ended December 31, (Dollars in thousands)
	Postretirement Benefits		Defined Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year:	$5,018	$6,170	$326	$572
Service cost	14	14	—	—
Interest cost	290	274	13	20
Participants’ contributions	—	—	—	—
Amendments	—	—	—	—
Actuarial (gain) loss	(273)	(1,258)	1	(2)
Benefits paid	(144)	(182)	(139)	(264)
Benefit obligation at end of year	$4,905	$5,018	$201	$326

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	144	182	139	264
Participants’ contributions	—	—	—	—
Benefits paid	(144)	(182)	(139)	(264)
Fair value of Plan assets at end of year	$—	$—	$—	$—

Funded status	$(4,905)	$(5,018)	$(201)	$(326)
Unrecognized actuarial (gain) loss (1)	(74)	199	8	14
Unrecognized transition obligation (1)	569	689	—	—
Accrued benefit cost (2)	$(4,410)	$(4,130)	$(193)	$(312)

(1)	These amounts are included in accumulated other comprehensive (loss), net of tax on the balance sheets and have not yet been recognized as components of net periodic benefit cost.
(2)

Amounts totaling $481,000 and $503,000 have been included in accrued employee compensation as of December 31, 2007 and 2006, respectively. The remaining balance has been included in long-term obligations as set forth in Note F.

In fiscal year 2008, we expect to recognize in net periodic pension cost, $119,000 of the unrecognized transition obligation. We do not expect to recognize any of the unrecognized actuarial gain because the $74,000 is within the 10% corridor of non-recognition.

The weighted-average discount rate used in determining the accumulated benefit obligations was 6.25%, 6.00%, and 5.50% at December 31, 2007, 2006, and 2005, respectively. For measurement purposes, an 8.50% annual rate of increase is assumed for 2007 in both the per capita cost of covered Medicare Part B health care benefits and AARP Medicare Supplemental Coverage. This rate is assumed to decrease gradually for both programs to 5.00% by 2014 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 4.75%, 5.00%, and 4.50% at December 31, 2007, 2006, and 2005, respectively. Net periodic pension costs for the fiscal years ended December 31, 2007, 2006 and 2005 were determined using discount rates of 5.00%, 4.50% and 4.00%, respectively.

Net periodic postretirement and defined benefit cost for 2007, 2006 and 2005 included the following components:

(Dollars in thousands) For each year ended December 31,
	Postretirement Benefits			Defined Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$14	$14	$17	$—	$—	$—
Interest cost	290	274	335	13	20	29
Recognized actuarial loss	—	—	51	7	28	30
Amortization of transition obligation	119	119	119	—	—	—
Net periodic benefit costs included in selling and administrative expenses	$423	$407	$522	$20	$48	$59

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $4,000 and the postretirement benefit obligation by $61,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $3,000 and the postretirement benefit obligation by $68,000, respectively.

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

We use loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that we have the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $5,484,000 and $5,256,000 at December 31, 2007 and 2006, respectively, which is included in other assets, net of policy loans aggregating approximately $2,122,000 and $2,076,000, respectively. We presently have no intention of repaying any policy loans and expect that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $112,000, $110,000 and $151,000 in 2007, 2006, and 2005, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 5.3%, 5.4%, and 6.6% at December 31, 2007, 2006 and 2005, respectively.

No cash contributions in 2008 are expected for the benefit plans other than funding current benefit payments.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure our benefit obligations at December 31, 2007.

(Dollars in thousands)
	Postretirement Benefits	Defined Benefits
2008	$ 376	$ 105
2009	385	105
2010	391	—
2011	394	—
2012	395	—
2013 through 2017	1,930	—

H.	Stock Options

In 1994, we established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. No options were granted in 2007 or 2006 as all of the remaining shares of common stock available under the directors’ had been granted. Options for 3,334 shares of common stock were granted under this plan during 2005.

In April 1998, our stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the “1998 Plan”) which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately. No awards were granted by the Board in either 2007 or 2006. At December 31, 2007, a total of 375,000 shares of common stock remain available for future grants under the 1998 Plan. The 1998 Plan is scheduled to expire by its terms in March 2008.

The following table summarizes stock option activity for the years 2005 through 2007:

	Option Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	638,334	$.18
Exercised	(275,000)	.17
Expired	(3,334)	2.44
Granted	3,334	1.60
Outstanding at December 31, 2005	363,334	$.19
Exercised	(355,001)	.17
Outstanding at December 31, 2006	8,333	$.79
Exercised	(5,000)	.73
Expired	(1,666)	.18
Outstanding at December 31, 2007	1,667	$1.60

For options granted in 2005, the Company used the Black-Scholes model to calculate the estimated weighted average fair values, assuming no dividends, which was approximately $1.23 using a risk-free rate of 6.5%, an expected volatility of 99% and an expected life of 5 years.

Options outstanding as of December 31, 2007 were as follows:

Exercise	Shares	Weighted Average	Weighted Average	Shares	Weighted Average
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.60	1,667	2.61	$1.60	1,667	$1.60

At December 31, 2007 and 2006, all outstanding stock options were exercisable and the weighted-average exercise prices were $1.60 and $.79, respectively.

A summary of option activity under the stock-based compensation plans as of December 31, 2007 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2006	8,333	$.79	2.41	$64
Exercised	(5,000)	.73	—	(30)
Forfeited/ Expired	(1,666)	.18	—	(9)
Outstanding at December 31, 2007	1,667	$1.60	2.61	$6

Vested or expected to vest at December 31, 2007	1,667	$1.60	2.61	$6

Exercisable at December 31, 2007	1,667	$1.60	2.61	$6

All options granted under the both the 1998 Plan and the 1994 Director Plan are vested as of December 31, 2007.

The table above reflects 5,000 option shares exercised under the 1994 Director Plan at prices ranging from $.22 to $1.60 per share during the year ended December 31, 2007. At December 31, 2007, there were 1,667 option shares issued, outstanding, and exercisable at a price of $1.60 per share under the 1994 Director Plan.

I.	Commitments and Contingencies

We lease certain of our warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expense amounted to $2,079,000, $2,124,000 and $2,241,000 in 2007, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:

(Dollars in thousands)
2008	$2,279
2009	2,307
2010	1,419
2011	166
2012	—
Thereafter	—
Total minimum payments	$6,171

We own the rights or have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions. Our “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Claiborne”, “Tumi”, “Guess?”, “Ted Baker”, “Chaps”, “Pierre Cardin”, “Donald Trump”, “Steve Harvey”, and “US Polo Association” licenses collectively may be considered material to our business. At December 31, 2007, we are obligated to pay minimum royalty and advertising under certain license agreements as follows: 2008 - $9,658,000; 2009 - $3,419,000; and 2010 - $2,590,000. Our license agreements generally require us to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $103,000, $94,000, and $106,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We regularly assess the status of our license agreements and anticipate renewing those contracts expiring in 2008, subject to the negotiation of terms and conditions satisfactory to us.

On June 7, 1990, we received notice from the United States Environmental Protection Agency (“EPA”) that we, along with fifteen others, had been identified as a Potentially Responsible Party (“PRP”) in connection with the release of hazardous substances at the Shpack Superfund site located in Massachusetts (the “Shpack Site”).  We, along with six other PRP's, subsequently entered into an Administrative Order by Consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the “RI/FS”) with respect to the alleged contamination at the site.

The RI/FS of the Shpack Site was completed and EPA prepared its record of decision.  On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Shpack site.  The PRP Group (of which we are a member), submitted a good faith offer letter to EPA in response to the Special Notice.  The offer letter is contingent upon the PRP Group members reaching an allocation among themselves for RD/RA and past costs, including the RI/FS costs. The PRP Group members have reached a preliminary agreement on a cost sharing allocation and are preparing a Participation Agreement to address the procedure for paying for and performing the RD/RA Consent Decree obligations. We expect that the Consent Decree will be executed by the PRP Group members, the Department of Energy and the EPA during fiscal 2008. EPA estimates the total cost of the selected remedy to be approximately $43 million, which includes two response actions at the site.  The first action, managed by the U.S. Army Corps of Engineers, is designed to remove radiological contamination.  The second action, led by EPA, is designed to remove non-radioactive contamination. The PRP Group members that did not generate radioactive materials, including the Company, would not be responsible for participating, financially or otherwise, in the first response action. The second phase of the remediation would commence after the first phase has been completed (which we expect will be no earlier than 2009). At that time, we expect the costs to complete the RD/RA will be significantly reduced. We believe it is unlikely that this matter will have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site.  At December 31, 2007 and December 31, 2006, we had accrued approximately $1,365,000 and $965,000, respectively for potential costs associated with this site.

On March 20, 2008, Sandra J. Hannan and Cheryl M. Corbett each filed an action in Superior Court, Bristol County, Massachusetts against a number of defendants, including the Company and certain members of the PRP Group. Each plaintiff has alleged, among other things, that she developed cancer as a result of exposure to substances at the Shpack Site, and is asking for unspecified damages. The Company is in the process of reviewing the allegations in the complaints and presently intends to vigorously defend these matters.

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

The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying balance sheets (See Note F), exclusive of additional currently payable amounts of approximately $27,000 and $47,000 included in other current liabilities in 2007 and 2006, respectively. These amounts have not been discounted. We believe that the accompanying financial statements include adequate provision for environmental exposures.

In the ordinary course of business, we are contingently liable for performance under letters of credit which aggregated approximately $90,000 at December 31, 2007. We are required to pay a fee monthly presently equal to 2.0% per annum on the outstanding letter of credit.

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

Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance our business and, as described in Note I to the financial statements, certain license agreements require specified levels of spending. We charge advertising costs to expense as they are incurred. Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2007, 2006, and 2005 were $2,790,000, $2,752,000 and $2,019,000, respectively.

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

(Dollars in thousands except per share data)	Quarter ending
	Mar 31	Jun 30	Sep 30	Dec 31(1)

2007
Net sales	$ 24,988	$ 29,256	$ 31,277	$ 43,094
Gross profit	$ 8,135	$ 9,207	$ 9,863	$ 15,611
Net income	$ 93	$ 571	$ 830	$ 3,453
Net income per common share – basic	$ .02	$ .09	$ .14	$ .57
Net income per common share – diluted	$ .02	$ .09	$ .14	$ .57

2006
Net sales	$ 22,167	$ 26,447	$ 33,172	$ 37,273
Gross profit	$ 7,324	$ 8,795	$ 11,612	$ 13,659
Net income	$ 24	$ 976	$ 3,095	$ 9,894
Net income per common share – basic	$ —	$ .17	$ .52	$ 1.63
Net income per common share – diluted	$ —	$ .16	$ .51	$ 1.63

(1)

Included in net income for the quarter ending December 31, 2006 is an income tax benefit adjustment of $7,810,000 associated with the release of the entire balance of our deferred tax valuation allowance which had been recorded during previous fiscal years. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, we assessed the need for the valuation allowance based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets will be fully utilized and accordingly, reversed the remaining valuation allowance.

M.	Related Party Transactions

Three members of John Tulin’s family are employed by us in various positions and are compensated for services rendered by them to us.

We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with certain license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $103,000, $94,000, and $106,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

See Item 9A(T) below in this Form 10-K.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2007 of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 are effective in accumulating and communicating to them material information relating to the Company required to be included in our reports required to be filed or submitted under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and our Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as at December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control--Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as at December 31, 2007.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Title
John A. Tulin	61	Chairman of the Board, Chief Executive Officer and Director
James E. Tulin	56	Senior Vice President - Merchandising and Director
Paul Duckett	67	Senior Vice President - Distribution and Retail Store Operations
Melvin Goldfeder	71	Senior Vice President - Special Markets Division
Jerold R. Kassner	51	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Eric P. Luft	52	President and Director

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

Eric P. Luft was elected President in March 2007. Mr. Luft served as a Divisional Vice President of the Men's Products Division from June 1989 until January 1993, when he was elected a Senior Vice President, and he served as Senior Vice President-Men's Division from October 1995 until his election as President in March 2007. Mr. Luft became a director in December 2000.

Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

Directors

Our Board of Directors consists of John Tulin, James E. Tulin, Eric P. Luft, John J. Macht, Raymond Vise and Michael M. Rubin. Information with regard to John Tulin, James E. Tulin and Eric P. Luft is set forth above in this Item 10 under the caption “Executive Officers.” The following sets forth certain information as to Messrs. Macht, Vise and Rubin:

John J. Macht, who is 71years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director in 1995 and is chairman of the Audit Committee.

Raymond Vise, who is 86 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963 and is a member of the Audit Committee.

Michael M. Rubin, who is 50 years old, was elected as a director at our annual meeting of stockholders held in August 2007. Mr. Rubin has been the managing member of mRm & Associates, a management consulting firm for more than the past five years.

Each director serves a three-year term and until the election and qualification of his successor.

Our Board of Directors has determined that Michael M. Rubin, who is a member of our audit committee, is an audit committee financial expert under applicable rules and regulations of the Securities and Exchange Commission, and meets the independence requirements under the rules of The Nasdaq Stock Market, Inc. for audit committee members.

There were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders held on August 23, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than 10% of our Common Stock, to file initial reports of ownership, and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2007 were all timely filed, except that Arthur Gately III inadvertently filed one Form 4 late with regard to three transactions.

Code of Ethics

We have adopted a Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Item 11.	Executive Compensation.

Director Compensation

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2007:

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (j)

John J. Macht	$62,000		—	—	—	—	$107,174	(1)	$169,174
Raymond Vise	$48,000		—	—	—	—	$ 7,711	(2)	$55,711
Michael M. Rubin	$20,000	(3)	—	—	—	—	—		$20,000

_________________

(1)

Under agreements between us and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between us and licensors introduced to us by The Macht Group, and in certain instances, based on net sales of specified private label products. Aggregate compensation earned by The Macht Group under this arrangement during 2007 was $102,986.

(2)

Mr. Vise receives reimbursement for certain medical insurance premiums paid by him pursuant to benefits provided to certain of the Company’s retirees under our Post-Retirement Benefits Plan. Aggregate compensation paid to Mr. Vise under this program during 2007 was $4,352.

(3)

Michael M. Rubin was elected as a director at our annual meeting of stockholders held in August 2007. The amounts shown reflect directors fees paid to Mr. Rubin for the period from August 23, 2007 through December 31, 2007.

Each non-employee director receives a director's fee of $6,000 for each meeting of the Board and $4,000 for each Board committee meeting attended by him in person or via teleconference except that Mr. Macht, Chairman of the Audit Committee, receives $6,500 for each committee meeting attended by him.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of John Tulin, our Chairman of the Board and Chief Executive Officer, Eric P. Luft, our President, and Melvin Goldfeder, a Senior Vice President (we call these officers our “Named Officers”):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John Tulin, Chairman of the Board and Chief Executive Officer	2007 2006	$493,334 $451,667	$150,000 $200,000	— —	— —	— —	— —	$117,706 (1) $89,461	$761,040 $741,128
Eric P. Luft, President	2007 2006	$154,000 $154,000	$423,614 (2) $396,490	— —	— —	— —	— —	$52,157 (3)(5) $20,007	$629,771 $570,497
Melvin Goldfeder, Senior Vice President	2007 2006	$130,000 $130,000	$319,604 (4) $332,638	— —	— —	— —	— —	$36,318 (5) —	$485,922 $462,638

____________

(1)

This amount includes financial planning services, a special allowance of $43,200, travel allowances of $9,750, automobile benefits (which include lease, insurance and maintenance expenses) of $31,706, and an allocation of $25,374 made to Mr. Tulin’s account in The New Swank, Inc. Retirement Plan.

(2)	This amount includes sales commissions of $403,614.
(3)	This amount includes automobile benefits of $15,056.
(4)	This amount includes sales commissions of $307,604.
(5)

These amounts include premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers; Company matches on deferrals made by the Named Officers to their 401(k) accounts under The New Swank, Inc. Retirement Plan; and the dollar value ($25,374, based on the closing price per share of our Common Stock on December 31, 2007) of share allocations made to each of Messrs. Luft and Goldfeder’s accounts in The New Swank, Inc. Retirement Plan.

Outstanding Equity Awards at Fiscal Year-End

No stock options or other equity incentive plan awards (whether vested or unvested) were outstanding at the end of the fiscal year ended December 31, 2007.

Option Exercises and Stock Vested

No stock options, SARs, restricted stock, restricted stock units or similar instruments were exercised by any of the Named Officers during the fiscal year ended December 31, 2007.

Retirement Plans

During fiscal 2007, we maintained in effect the 1987 Deferred Compensation Plan, as amended (which we refer to as the “1987 Plan”). Messrs. Luft and Goldfeder are the only Named Officers that participate in the 1987 Plan. The 1987 Plan was originally adopted to provide certain of our executives with the ability to defer some of their compensation until retirement. We did not make any contributions to the 1987 Plan. The compensation the executives deferred, plus interest on those deferrals, were intended to be paid to the executives in the form of a monthly annuity payment over a period of 10 years. However, in 1999, we agreed with the executives who were not already receiving payments that no further deferrals would be made and that amounts already deferred, along with interest earned, would be returned to them. Since then, all of the compensation the executives previously had deferred has been returned to them. Interest on the deferred compensation continues to be paid to the executives, and earnings continue to accrue on the remaining interest amounts to be distributed. The interest rate used to credit earnings to each participant’s outstanding balance is based on the age and tenure of each participant and ranges from 6.5% per annum to 8.5% per annum. Interest paid under the 1987 Plan to Messrs. Luft and Goldfeder during 2007 was $3,910 and $15,814, respectively. We anticipate that all interest will be returned to the executives no later than the end of 2009.

Effective January 1, 1994, the Company amended and restated the Swank, Inc. Employees' Stock Ownership Plan in a merger with the Swank, Inc. Employees' Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became The New Swank, Inc. Retirement Plan (the “Retirement Plan”). The Retirement Plan incorporates the characteristics of the three predecessor plans, and covers substantially all of our full time employees. The savings (401(k)) component of the Retirement Plan provides employees an election to reduce taxable compensation through contributions to the Retirement Plan. The Company may make matching annual cash contributions in the discretion of our Board of Directors. Shares of Common Stock acquired by the stock ownership component of the Retirement Plan are allocated to participating employees, and are vested on a prescribed schedule.

The Company provides postretirement life insurance, supplemental pension and medical benefits for certain groups of active and retired employees. These benefits are generally available to our senior corporate officers. The postretirement medical plan is contributory, with contributions adjusted annually; the death benefit is noncontributory. Included among these benefits are Medicare Supplement health insurance plans and reimbursement of Medicare Part B insurance premiums for qualifying corporate officers and their spouses. In addition, we provide a post-retirement life insurance plan for certain qualifying management employees as well as an additional executive post-retirement life insurance benefit for senior corporate and divisional officers. Employees generally are required to satisfy certain age and service requirements to receive these benefits.

Terminated Pension Plans

In 1983, we terminated our pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments. The accrued annual benefits for Messrs. John Tulin and Melvin Goldfeder under these annuities are $13,116 and $12,230, respectively.

Employment Contracts and Severance Agreements

We are a party to an amended and restated employment agreement with John Tulin. This agreement terminates on December 31, 2009, but on each December 31 during the term, starting on December 31, 2007, the term is automatically extended so that on that last day of each calendar year, the employment term will be a three calendar year period, unless either we or John Tulin gives the other at least thirty (30) days notice that there will be no extension. Mr. Tulin is entitled to receive a minimum annual base salary of $500,000, and such other compensation, if any, as the Board of Directors shall determine. In addition, the agreement provides that for a period of thirty (30) days from and after the occurrence of a Change of Control (as described below), John Tulin has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination. If John Tulin’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive an amount equal to his base salary through the then applicable expiration date of the employment agreement as if no termination had occurred. If our agreement with Mr. Tulin is terminated because of the disability of Mr. Tulin, he is entitled to receive an amount equal to his average base salary for the three-calendar year period prior to disability, plus accrued but unpaid salary and bonus compensation, if any. If John Tulin dies during the employment term, his legal representatives are entitled to receive his base salary through the end of the following calendar year, plus accrued but unpaid bonus compensation, if any.

We are a party to an amended and restated employment agreement with Eric P. Luft, pursuant to which Mr. Luft serves as President of the Company. Under the amended and restated agreement, Mr. Luft is entitled to receive a base salary of $154,000, and commission compensation equal to the greater of (i) $128,000 and (ii) .05% of certain of our domestic net sales. The amended and restated agreement also provides that if at any time after a Change of Control, John Tulin shall no longer be the chief executive officer of the Company, then for a period of fifteen (15) days thereafter, Mr. Luft has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and accrued but unpaid commission compensation, if any, through the date this Agreement shall terminate. If Mr. Luft’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive $282,000 plus an additional amount equal to a pro rata portion of $282,000 for the number of months from the preceding July 1 to the last day of the calendar month in which his employment terminates. However, if his employment is terminated and he is entitled to receive amounts under his termination agreement with us (which is described below), Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts. If the amended and restated agreement is terminated because of the disability of Mr. Luft, he is entitled to receive an amount equal to his average base salary and commission compensation for the three-calendar year period prior to disability, plus accrued but unpaid salary, commission compensation and bonus compensation, if any. If Mr. Luft dies during the employment term, his legal representatives are entitled to receive, in installments in accordance with the then applicable pay intervals for executive officers of the Company, an amount equal to his average base salary and commission compensation for the three-calendar year period prior to death, plus accrued but unpaid salary and bonus compensation, if any.

We are also parties to termination agreements with Messrs. John Tulin, Eric P. Luft and Melvin Goldfeder, as well as certain of our other corporate officers (we call each of these, a “Termination Agreement”). Each Termination Agreement contains an automatic annual extension on each December 31 unless we give 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a Change of Control, as that term is defined in the Termination Agreement, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's “base amount” (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended). For purposes of each of the employment agreements of John Tulin and Eric P. Luft, and the Termination Agreements, a “Change of Control” will be considered to have occurred if (i) there has occurred a change in control as the term “control” is defined in Rule 12b-2 promulgated under the Exchange Act as in effect on the date hereof; (ii) when any “person” (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), except for The New Swank, Inc. Retirement Plan and Trust or any other any employee stock ownership plan or trust (or any of the trustees thereof) or other of our benefit plans, becomes a beneficial owner, directly or indirectly, of our securities representing twenty-five (25%) percent or more of our then outstanding securities having the right to vote on the election of directors; (iii) during any period of not more than two (2) consecutive years (not including any period prior to the execution of the Agreement), individuals (other than John Tulin) who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with us to effect a transaction described in clauses (i), (ii), (iv), (v), (vi) or (vii)) whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were either directors at the beginning of the period or whose election or nomination for election was previously approved, cease for any reason to constitute at least seventy-five (75%) percent of the entire Board of Directors; (iv) when a majority of the directors (other than John Tulin) elected at any annual or special meeting of stockholders (or by written consent in lieu of a meeting) are not individuals nominated by our incumbent Board of Directors; (v) if our stockholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in the holders of our voting securities outstanding immediately prior thereto being the holders of at least eighty (80%) percent of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; (vi) if our stockholders approve a plan of complete liquidation of the Company; or (vii) if our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

The following table sets forth information as of February 29, 2008 with respect to each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act who we know to be the beneficial owner of more than 5% of the Common Stock, our only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The New Swank, Inc. Retirement Plan 90 Park Avenue New York, NY 10016	2,362,733 (1) (2)	39.3%
John Tulin 90 Park Avenue New York, NY 10016	1,882,304 (3) (4)	31.0%
Raymond Vise 8 El Paseo Irvine, CA 92715	1,417,575 (3) (5)	23.6%
Steven L. Martin 825 Third Avenue New York, NY 10022	496,500 (6)	8.3%

_____________________

(1)    This amount includes 953,961 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the “Retirement Plan”) and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters.

(2)    This amount also includes 1,240,888 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion, and 244,660 unallocated shares which the trustees may vote in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 153,920 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3)    John A. Tulin, our Chairman of the Board, Chief Executive Officer and a director, and Raymond Vise, a director of the Company, are co-trustees of the Retirement Plan. This amount includes 1,240,888 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above); 25,443 unallocated shares which the trustees may vote in their discretion; and 142,440 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

(4)   This amount includes 1,060 shares owned by Mr. Tulin's wife, 10,000 shares held jointly by Mr. Tulin and his wife, and 2,333 shares held by Mr. Tulin's daughter.Mr. Tulin disclaims beneficial ownership of these shares. This amount also includes 30,811 shares allocated to his accounts under the Retirement Plan.

(5) This amount includes 1,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”). The 1994 Plan expired by its terms, and no further options may be granted thereunder, although the 1994 Plan remains in effect as to previously granted stock options.

(6) The Company has been advised that: (a) Mr. Martin has sole voting and dispositive power as to 10,400 of such shares and shared voting and dispositive power as to 486,100 of such shares, (b) Slater Capital Management, L.L.C. (“SCM”) has shared voting and dispositive power as to 486,100 of such shares (8.1%), and (c) Slater Asset Management, L.L.C. (“SAM”) and Slater Equity Partners, L.P. (“SEP”) each have shared voting and dispositive power as to 427,700 of such shares (7.1%). According to a Schedule 13G, as amended, jointly filed by Mr. Martin, SCM, SAM and SEP, Mr. Martin is the manager and controlling owner of SCM and SAM, SCM is the investment adviser to two private investment funds, including SEP, and SAM is the general partner of SEP.

Security Ownership of Management

The following table sets forth information at February 29, 2008 as to the ownership of shares of our Common Stock, our only outstanding class of equity securities, with respect to (a) each of our directors, (b) each Named Officer, and (c) all of our directors and executive officers as a group (9 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
John J. Macht	5,000		*
John Tulin	1,882,304	(1)	31.0%
Raymond Vise	1,417,575	(2)	23.6%
Eric P. Luft	153,203	(3)	2.5%
Melvin Goldfeder	267,762	(4)	4.4%
All directors and executive officers as a group (9 persons)	2,907,393	(5)	45.9%

* Less than one (1%) percent.

___________________________________

(1)    Includes the shares referred to in footnotes 3 and 4 of the first table above under the caption “Ownership of Voting Securities.”

(2)    Includes the shares referred to in footnotes 3 and 5 to the first table above under the caption “Ownership of Voting Securities.”

(3)    Includes an aggregate of 24,203 shares of Common Stock allocated to Mr. Luft’s accounts under the Retirement Plan.

(4)    Includes an aggregate of 25,364 shares of Common Stock allocated to Mr. Goldfeder’s accounts under the Retirement Plan.

(5)    Reference is made to footnotes (1) through (4) above. This amount also includes 139,451 shares of Common Stock allocated to their respective accounts under the Retirement Plan.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007 concerning our equity compensation plans:

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

During 2007 and 2006 we employed James E. Tulin (who is the brother of John Tulin) as Senior Vice President -- personal leather goods. Mr. Tulin is responsible for the development of merchandise design and packaging concepts for our personal leather goods and accessories businesses. Aggregate compensation earned by Mr. Tulin for services rendered to us during 2007 totaled $461,799 and $425,384, respectively.

During 2007 and 2006, we employed Christine Tulin (who is the daughter of John Tulin) as Vice President -- men's jewelry. Ms. Tulin is responsible for the development of merchandise design and packaging concepts for our various licensed and private label men's jewelry collections. Aggregate compensation earned by Christine Tulin for services rendered to us during 2007 and 2006 amounted to $251,624 and $194,129, respectively.

On December 13, 2007, we purchased 30,000 shares of our Common Stock from Slater Equity Partners L.P. at a purchase price per share of $4.75 (an aggregate of $142,500). Steven L. Martin is the manager and controlling owner of Slater Capital Management, L.L.C. and Slater Equity Partners L.P. We refer you to the table in Item 12.-“Ownership of Certain Beneficial Owners and Management—Ownership of Voting Securities” for information as to the beneficial ownership by Steven L. Martin and Slater Capital Management, L.L.C. of shares of our Common Stock.

Raymond Vise, a director and member of the Audit Committee, Executive Compensation Committee and the Stock Option Committee, and Michael M. Rubin, a director and member of the Audit Committee, meet the independence requirements for members of the Board of Directors and those Board committees under the listing standards of The Nasdaq Stock Market, Inc. applicable to their membership on the Board and those Board committees. Mr. Rubin is also an audit committee financial expert under applicable rules and regulations of the Securities and Exchange Commission. The other members of the Board and those committees do not meet the requirements. The Board of Directors does not have a standing nomination committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Aggregate audit fees billed and expected to be billed by BDO Seidman, LLP (“BDO”) for its audit of our financial statements for the years ended December 31, 2007 and December 31, 2006, for its review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2007 and fiscal 2006, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal 2007 and fiscal 2006, were $224,600 and $210,800, respectively.

Audit-Related Fees

Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption “Audit Fees” totaled $28,100 and $27,100 for fiscal 2007 and 2006, respectively.

Tax Fees

In addition to the fees described above, aggregate fees of $31,500 and $26,635, respectively, were billed by BDO during the years ended December 31, 2007 and December 31, 2006, respectively, for income tax compliance and related tax services.

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
The following financial statements of the Company are included in Item 8:
Balance Sheets -- As of December 31, 2007 and 2007.
Statements of Income -- Years ended December 31, 2007, 2006 and 2005.
Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) -- Years ended December 31, 2007, 2006, and 2005.
Statements of Cash Flows -- Years ended December 31, 2007, 2006 and 2005.
Notes to Financial Statements.
	2.	Financial Statement Schedules filed as part of this Report:
The following financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.
Financial Statement Schedule for the years ended December 31, 2007, 2006 and 2005.
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

Exhibit	Description
4.02.02

First Amendment dated August 31, 2004 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.03

Second Amendment dated January 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.04

Third Amendment dated September 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.05

Fourth Amendment dated April 19, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.06

Fifth Amendment dated August 28, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of August 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.07

Sixth Amendment dated July 2, 2007 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of July 6, 2007, File No. 1-5354, is incorporated herein by reference.)

10.01

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.03

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.04

Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

Exhibit	Description
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

10.08.02

Amendment No. 1 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.08.03

Amendment No. 2 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.08.04

Amendment No. 3 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.08.05

Amendment No. 4 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.08.06

Amendment No. 5 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

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

Exhibit	Description
10.13

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.14

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.15

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 23, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.16

Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

10.17

Incentive Stock Option Contract dated February 28, 2008 between the Company and John Tulin (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.18

Incentive Stock Option Contract dated February 28, 2008 between the Company and Eric P. Luft (Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.19

Incentive Stock Option Contract dated February 28, 2008 between the Company and Melvin Goldfeder (Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.20

Stockholders Agreement dated March 1, 2006 among the Company, John Tulin and James Tulin (Exhibit A to Amendment No. 15 to Schedule 13D dated March 6, 2006 of The New Swank, Inc. Retirement Plan, John Tulin and Raymond Vise is incorporated herein by reference).

14.01

Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

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

Date: March 28, 2008	SWANK, INC. (Registrant)
	By:	/s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Tulin
John A. Tulin	Chairman of the Board and Director (principal executive officer)	March 28, 2008
/s/ Jerold R. Kassner
Jerold R. Kassner	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)	March 28, 2008
/s/ Eric P. Luft
Eric P. Luft	President and Director	March 28, 2008
/s/ John J. Macht
John J. Macht	Director	March 28, 2008
/s/ James E. Tulin
James E. Tulin	Senior Vice President and Director	March 28, 2008
/s/ Raymond Vise
Raymond Vise	Director	March 28, 2008
/s/ Michael M. Rubin
Michael M. Rubin	Director	March 28, 2008

Swank, Inc.

Schedule II -- Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
	Balance at	Additions				Balance
	Beginning	Charged				at End
	of Period	to Expense		Deductions		of Period

For the year ended December 31, 2007
Reserve for Receivables
Allowance for doubtful accounts	$ 980,000	$ 417,000	(G)	$ 662,000	(A) (I)	$ 735,000
Allowance for cash discounts	50,000	176,000	(H)	186,000	(B)	40,000
Allowance for customer returns	1,792,000	2,861,000	(F)	2,775,000	(C)	1,878,000
Allowance for cooperative advertising	472,000	1,035,000	(H)	1,104,000	(D)	403,000
Allowance for in-store markdowns	2,902,000	7,513,000	(H)	8,419,000	(E)	1,996,000
Total	$ 6,196,000	$ 12,002,000		$ 13,146,000		$ 5,052,000

Reserve for Restructuring	$ 0	$ 0		$ 0		$ 0

For the year ended December 31, 2006
Reserve for Receivables
Allowance for doubtful accounts	$ 800,000	$ 275,000	(G)	$ 95,000	(A) (I)	$ 980,000
Allowance for cash discounts	55,000	128,000	(H)	133,000	(B)	50,000
Allowance for customer returns	1,845,000	1,721,000	(F)	1,774,000	(C)	1,792,000
Allowance for cooperative advertising	366,000	1,052,000	(H)	946,000	(D)	472,000
Allowance for in-store markdowns	2,175,000	6,721,000	(H)	5,994,000	(E)	2,902,000
Total	$ 5,241,000	$ 9,897,000		$ 8,942,000		$ 6,196,000

Reserve for Restructuring	$ 0	$ 0		$ 0		$ 0

For the year ended December 31, 2005
Reserve for Receivables
Allowance for doubtful accounts	$ 755,000	$ 259,000	(G)	$ 214,000	(A) (I)	$ 800,000
Allowance for cash discounts	90,000	181,000	(H)	216,000	(B)	55,000
Allowance for customer returns	2,013,000	2,715,000	(F)	2,883,000	(C)	1,845,000
Allowance for cooperative advertising	164,000	564,000	(H)	362,000	(D)	366,000
Allowance for in-store markdowns	2,573,000	5,514,000	(H)	5,912,000	(E)	2,175,000
Total	$ 5,595,000	$ 9,233,000		$ 9,587,000		$ 5,241,000

Reserve for Restructuring	$ 0	$ 0		$ 0		$ 0

(A)	Bad debts charged off as uncollectable, net of reserves.
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Recorded in selling and administrative.
(H)	Recorded in net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Recorded in restructuring expenses
(K)	Payments made to beneficiaries

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2007

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

4.02.02

First Amendment dated August 31, 2004 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.03

Second Amendment dated January 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.04

Third Amendment dated September 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.05

Fourth Amendment dated April 19, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.06

Fifth Amendment dated August 28, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of August 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.07

Sixth Amendment dated July 2, 2007 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of July 6, 2007, File No. 1-5354, is incorporated herein by reference.)

Exhibit	Description
10.01

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.03

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.04

Form of Termination Agreement effective January 1, 1999 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.05

Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06

Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

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

10.08.02

Amendment No. 1 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.08.03

Amendment No. 2 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

Exhibit	Description
10.08.04

Amendment No. 3 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.08.05

Amendment No. 4 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.08.06

Amendment No. 5 to The New Swank, Inc. Retirement Plan. (Exhibit 10.08.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

10.10

1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11

Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.12

Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.14

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.15

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 23, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.16

Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

10.17

Incentive Stock Option Contract dated February 28, 2008 between the Company and John Tulin (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.18

Incentive Stock Option Contract dated February 28, 2008 between the Company and Eric P. Luft (Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

Exhibit	Description
10.19

Incentive Stock Option Contract dated February 28, 2008 between the Company and Melvin Goldfeder (Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.20

Stockholders Agreement dated March 1, 2006 among the Company, John Tulin and James Tulin (Exhibit A to Amendment No. 15 to Schedule 13D dated March 6, 2006 of The New Swank, Inc. Retirement Plan, John Tulin and Raymond Vise is incorporated herein by reference).

14.01

Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

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