Form 10-Q
period 2008-03-31
Swank, Inc.
filed 2008-05-14
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

-----------------------

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2008
Common Stock, $.10 par value	6,011,805

SWANK, INC.

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	March 31, 2008		December 31, 2007
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents		$ 615		$ 2,339
Accounts receivable, less allowances
of $3,656 and $5,052, respectively		16,055		18,327
Inventories, net:
Work in process	992		1,054
Finished goods	22,382		25,611
		23,374		26,665
Deferred taxes, current		2,929		2,929
Prepaid and other current assets		1,293		1,075

Total current assets		44,266		51,335

Property, plant and equipment, net of
accumulated depreciation		1,313		1,117
Deferred taxes, noncurrent		2,106		2,106
Other assets		3,643		3,601

Total assets		$ 51,328		$ 58,159

LIABILITIES
Current:
Note payable to bank		$ 14,699		$ 13,199
Current portion of long-term obligations		630		632
Accounts payable		2,918		7,057
Accrued employee compensation		705		1,752
Other current liabilities		113		2,917

Total current liabilities		19,065		25,557

Long-term obligations		6,371		6,321

Total liabilities		25,436		31,878

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,385,379 shares		639		639
Capital in excess of par value		1,848		1,826
Retained earnings		24,975		25,386
Accumulated other comprehensive (loss), net of tax		(469)		(469)
Treasury stock, at cost, 373,574 shares		(1,101)		(1,101)

Total stockholders' equity		25,892		26,281

Total liabilities and stockholders' equity		$ 51,328		$ 58,159

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands except share and per share data)

---------------------------------

	2008	2007

Net sales	$ 24,718	$ 24,988

Cost of goods sold	17,271	16,853

Gross profit	7,447	8,135

Selling and administrative expenses	7,886	7,648

(Loss) income from operations	(439)	487

Interest expense	221	337

(Loss) income from operations before income taxes	(660)	150

(Benefit) provision for income taxes	(249)	57

Net (loss) income	$ (411)	$ 93

Share and per share information:
Basic net (loss) income per weighted average common share outstanding	$ (.07)	$ .02
Basic weighted average common shares outstanding	6,011,805	6,074,699
Diluted net (loss) income per weighted average common share outstanding	$ (.07)	$ .02
Diluted weighted average common shares outstanding	6,011,805	6,082,411

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands)

--------------

	2008	2007
Cash flows from operating activities:

Net (loss) income	$ (411)	$ 93
Adjustments to reconcile net (loss) income to net cash (used in) operations:
Depreciation and amortization	102	47
Bad debt expense	115	102
Stock-based compensation expense	22	-

Changes in assets and liabilities:
Decrease in accounts receivable	2,157	82
Decrease (increase) in inventory	3,291	(6,458)
(Increase) in prepaid and other assets	(263)	(234)
(Decrease) in accounts payable	(3,713)	(2,756)
(Decrease) in all other current liabilities	(4,279)	(2,238)
Increase in long-term obligations	50	98
Net cash (used in) operations	(2,929)	(11,264)

Cash flows from investing activities:
Capital expenditures	(275)	(81)
Premiums on life insurance	(20)	(20)
Net cash (used in) investing activities	(295)	(101)

Cash flows from financing activities:
Borrowing under revolving credit agreements	14,385	23,564
Payments of revolving credit obligations	(12,885)	(12,646)
Net cash provided by financing activities	1,500	10,918

Net (decrease) in cash and cash equivalents	(1,724)	(447)

Cash and cash equivalents at beginning of period	2,339	899

Cash and cash equivalents at end of period	$ 615	$ 452

Cash paid during the three months for:
Interest	$ 221	$ 337
Taxes	$1,673	$ 1,076

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)

Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2008 and 2007. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2007 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008 or any other period.

(2)

Net (Loss) Income per Share. The following table sets forth the computation of the net (loss) income per share for the periods ended March 31, 2008 and March 31, 2007 (in thousands, except for share and per share data):

	Quarter
	Ended March 31,
	2008	2007
Numerator:
Net (loss) income	$ (411)	$ 93
Denominators:
Shares used in computing basic net (loss) income per weighted average common share outstanding	6,011,805	6,074,699
Effect of dilutive options	-	7,712
Shares used in computing net (loss) income per weighted average common share outstanding assuming dilution	6,011,805	6,082,411

Basic net (loss) income per weighted average common share outstanding	$ (.07)	$ .02
Fully diluted net (loss) income per weighted average common share outstanding	$ (.07)	$ .02

Certain potentially dilutive securities in the amount of 1,136 shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2008 since the inclusion would have been antidilutive.

(3)	Segment Information. We presently have one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.
(4)

Stock Options. In 1994, we established the 1994 Director Plan pursuant to which options could be granted to non-employee directors to purchase up to 50,000 shares of common stock at market value on the date of grant. Options granted under the 1994 Plan were for a period of five years and were immediately exercisable. All of the shares available for grant under the 1994 Plan have been granted. In April 1998, our stockholders approved the 1998 Plan, which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately.

During the first quarter of 2008, the remaining 375,000 shares under the 1998 Plan were granted to certain key executives of the Company. Of the 375,000 shares granted, 260,000 incentive stock option shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past four years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to SFAS 123(R) and Staff Accounting Bulletin No. 107. The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. SFAS 123(R) requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the three months ended March 31, 2008:

Granted Quarter ended March 31, 2008
Expected volatility	70%
Risk-free interest rate	2.73%
Expected option life	4 years
Expected dividend yield	N/A
Assumed forfeiture rate	0%

The weighted average grant date fair value of share options granted during the three months ended March 31, 2008 was $2.70. No shares were granted during the three months ended March 31, 2007. There were no stock options exercised and the Company did not recognize any related tax benefits during the three months ended March 31, 2008 and 2007. As of March 31, 2008, there was $992,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of SFAS 123(R) that is expected to be recognized over the vesting period of the grant.

Option activity under the stock-based compensation plans during the quarter ended March 31, 2008 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2007	1,667	$1.60	2.61	$6
Granted	375,000	5.21	4.92	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-
Outstanding at March 31, 2008	376,667	$5.19	4.91	$5

Vested or expected to vest at March 31, 2008	1,667	$1.60	2.44	$5

Exercisable at March 31, 2008	1,667	$1.60	2.44	$5

* The aggregate intrinsic value on this table was calculated based on the positive difference between the valuation of our common stock on March 31, 2008 and the exercise price of the underlying options.

All options granted under the 1994 Director Plan are vested as of March 31, 2008.

The above table reflects the 375,000 option shares issued under the 1998 Plan and 1,667 option shares issued, outstanding, and exercisable at $1.60 per share under the 1994 Director Plan.

(5)

Income Taxes. We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, on January 1, 2007. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of our review, we do not believe that we have included any “uncertain tax positions” in our federal income tax return or in any state income tax returns. With few exceptions, we are no longer subject to federal income tax examinations for years prior to 2002.

(6)

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). We adopted SFAS 157 on January 1, 2008 for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our financial statements. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

• Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
• Level 2	Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
• Level 3	Unobservable inputs that reflect the reporting entity’s own assumptions.

Our cash and cash equivalents consist of cash on deposit at various financial institutions at March 31, 2008. We do not have any financial assets or liabilities that require disclosure of fair value at March 31, 2008.

(7)

Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R is effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material effect on our financial condition, results of operations and cash flows.

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

Our net sales during the quarter ended March 31, 2008 decreased 1.1% to $24,718,000 compared to $24,988,000 for the corresponding period in 2007. The decrease was mainly due to higher cooperative advertising and in-store markdown allowances, which are recorded as a reduction to net sales, and lower shipments of our jewelry and belt merchandise, offset in part by increased shipments of our personal leather goods collections. Gross profit during the quarter decreased 8.5% to $7,447,000 compared to $8,135,000 in 2007. Gross profit expressed as a percentage of net sales declined to 30.1% from 32.6% last year. The decrease in gross profit both in dollars and as a percentage of net sales was due mainly to the decrease in net sales and an increase in certain promotional expenditures, offset partially by a decrease in inventory control-related expenses and merchandise cost. Selling and administrative expenses increased $238,000 or 3.1% during the quarter primarily due to higher freight on sales, advertising, in-store sales support, and certain costs associated with our Luxury Division, which we established early last year, as well as increases in depreciation and professional fees, all offset partially by decreases in certain fringe-benefit and travel-related expenses.

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

Allowance for Doubtful Accounts

We determine allowances for doubtful accounts using a number of factors including historical collection experience, general economic conditions and the amount of time an account receivable is past its payment due date. In certain circumstances where it is believed a customer is unable to meet its financial obligations, a specific allowance for doubtful accounts is recorded to reduce the account receivable to the amount believed to be collectable.

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

Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized. When necessary, a valuation allowance is recorded to reflect the estimated realization of the deferred tax asset. We determine if a valuation allowance for deferred tax assets is required based upon projections of taxable income or loss for future tax years in which the temporary differences that created the deferred tax asset are anticipated to reverse and the likelihood that the deferred tax assets will be recovered.

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

Net Sales

Net sales for the quarter ended March 31, 2008 decreased $270,000, or 1.1%, compared to the quarter ended March 31, 2007. The decrease was mainly due to higher cooperative advertising and in-store markdown allowances, which are recorded as a reduction to net sales, and lower shipments of our jewelry and belt merchandise, offset in part by increased shipments of our personal leather goods collections. The increase in advertising and in-store markdown expenditures resulted from a generally more promotional retail environment during the quarter relative to last year, following a relatively disappointing 2007 holiday season. The decrease in jewelry net sales was principally due to a reduction in certain private label shipments compared to last year, while the increase in our personal leather goods business was due mainly to shipments of our Tumi collections, which were first shipped to retailers during the third quarter of 2007. Our belt net sales declined 8.5% during the quarter due in part to a decrease in private label shipments to a certain chain store retailer that was partially offset by an increase in Tumi shipments.

Net sales to international customers (including certain military accounts) increased $692,000 or 28.9% during the quarter due mostly to higher shipments of our Tumi and Guess branded merchandise to licensor retail stores and other licensor-affiliates.

Gross profit

Gross profit for the quarter ended March 31, 2008 decreased $688,000 or 8.5% compared to the quarter ended March 31, 2007. Gross profit expressed as a percentage of net sales during the quarter was 30.1% compared to 32.6% last year. The decrease in gross profit in both dollars and as a percentage of net sales was mainly due to the increase in promotional expenditures during the quarter as well the decrease in jewelry and belt shipments. In addition, display expenditures, which are included in cost of goods sold, increased during the quarter while inventory control-related expenses and merchandise cost decreased. The increase in display expense was associated with a fixturing program for a major chain store customer designed to give certain of our jewelry brands more prominent retail exposure. The decrease in inventory control expenses reflects a reduction in merchandise markdowns associated with sales of excess and discontinued inventory and the decrease in merchandise cost was due to better utilization of more efficient shipping modes from our suppliers. Royalty expense increased 8.0% during the quarter and, as a percentage of net sales, increased to 6.7% from 6.1% last year. The increase was due mainly to sales mix and, in certain circumstances, increases in minimum obligations due to licensors relative to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2008 increased $238,000 or 3.1% compared to the quarter ended March 31, 2007. Selling and administrative expenses expressed as a percentage of net sales were 31.9% and 30.6% for the quarters ended March 31, 2008 and 2007 respectively.

Selling expenses increased $249,000 or 4.3% compared to the quarter ended March 31, 2007, and, expressed as a percentage of net sales, were 24.3% and 23.0% for the quarters ended March 31, 2008 and 2007, respectively. The increase was mainly due to higher freight on sales, advertising, in-store sales support expenses, and costs associated with our Luxury Division, which was established early last year to develop and market our Tumi collection of men’s accessories.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance both our licensed and private label businesses. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $831,000 or 3.4% of net sales for the quarter ended March 31, 2008, compared to $762,000 or 3.1% percent of net sales for the same quarter in fiscal 2007.

Administrative expenses decreased $11,000 or less than 1% during the quarter ended March 31, 2008 compared to the same period last year. Administrative expenses as a percentage of net sales were 7.6% for both the quarters ended March 31, 2008 and 2007. The decrease in administrative expenses for the quarter was mainly due to reductions in certain fringe benefit and travel-related costs, offset in part by increases in depreciation and professional fees.

Interest Expense

Net interest expense decreased by $116,000 or 34.4% during the quarter ended March 31, 2008 compared to the corresponding period last year. The decrease was due to reductions in both average borrowings and average borrowing costs. Average borrowings under our revolving credit agreement during the quarter fell $687,000 or 5.6% compared to the same time last year. Our borrowing costs declined due to a reduction in our contractual interest rate that was effective July 2, 2007 under our revolving credit agreement as well as recent decreases generally in short-term interest rates.

Income Taxes

We recorded an income tax benefit for the quarter ended March 31, 2008 of $249,000 reflecting an effective tax rate of 37.7%. We recorded an income tax provision on our net income during the quarter ended March 31, 2007 of $57,000 or an effective rate of 38.0%. As of March 31, 2008, there have been no material changes to our uncertain tax positions disclosure as provided in Note E to the financial statements included in our fiscal 2007 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital decreased by $577,000 during the quarter ended March 31, 2008 compared to an increase of $167,000 for the quarter ended March 31, 2007. The decrease during the current quarter was mainly due to reductions in cash and net accounts receivable balances as well as decreases in inventory, offset by decreases in accounts payable, accrued employee compensation and income taxes payable. The increase for the period ended March 31, 2007 was principally due to increases in inventory balances and decreases in accounts payable, and other current liabilities. During the fourth quarter of 2007, we determined that certain merchandise shipments in-transit to us from our suppliers would be more appropriately presented as an inclusion to gross inventory on our balance sheet. Accordingly, we included in both gross inventory and accounts payable $1,857,000 and $3,645,000 at March 31, 2008 and 2007, respectively, and $5,141,000 and $4,286,000 at December 31, 2007 and 2006, respectively, to reflect the impact of in-transit merchandise.

Cash used in operations during the quarter ended March 31, 2008 was $2,929,000 compared to cash used in 2007 of $11,264,000. Cash used in operations during the current quarter primarily reflects decreases in accounts payable, accrued employee compensation, and other current liabilities, offset in part by decreases in net accounts receivable and inventories. Cash used in operations during the quarter ended March 31, 2007 primarily reflects the increase in inventories and decreases in accounts payable and other current liabilities.

The increase in inventory balances during the quarter ended March 31, 2007 was primarily associated with anticipated increases in net sales generally and the expansion of a certain private label belt program for a major chain store retailer during the spring 2007 selling season. Inventory balances generally increased throughout 2007 due to expected increases in shipping volume which, particularly during the first quarter, included certain new merchandise programs for which we had little or no current inventory on hand. We also made an effort to respond more effectively to our retail customers’ delivery requirements by accelerating certain belt and personal leather goods inventory purchases such that inventory deliveries to our warehouse were made somewhat earlier in the season relative to our customary practice. Inventory levels began trending down later in the year as purchases reflected our updated sales forecasts for the fall 2007 and spring 2008 seasons. Inventories declined $3,291,000 during the three months ended March 31, 2008, compared to an increase of $6,458,000 for the three months ended March 31, 2007.

Cash used in investing activities was $295,000 and $101,000 for the quarters ended March 31, 2008 and March 31, 2007, respectively. In both years, cash used in investing activities reflects capital expenditures and premiums on certain life insurance contracts owned by us.

Cash provided by financing activities for the quarter ended March 31, 2008 was $1,500,000 compared to $10,918,000 during the quarter ended March 31, 2007. Cash provided by financing activities in both years consists of net borrowings of short-term debt under our revolving credit agreement.

In the ordinary course of business, we are contingently liable for performance under letters of credit. At March 31, 2008, outstanding letters of credit totaled $84,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. Please see the information set forth in Item 11 of our fiscal 2007 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Although there can be no assurance as to the disposition of these proceedings, we do not anticipate that these matters will have a material impact on our results of operations or financial condition.

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

Not applicable.

Item 4.	Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SWANK, INC.

Registrant

Date:	May 14, 2008	s/s Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.