Form 10-Q
period 2008-06-30
Swank, Inc.
filed 2008-08-14
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

-----------------------

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2008
Common Stock, $.10 par value	6,011,805

SWANK, INC.

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

		(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Current:
Cash and cash equivalents		$784		$2,339
Accounts receivable, less allowances of $4,790 and $5,052, respectively		15,375		18,327
Inventories, net:
Work in process	1,175		1,054
Finished goods	22,393		25,611
		23,568		26,665
Deferred taxes, current		2,929		2,929
Prepaid and other current assets		1,302		1,075

Total current assets		43,958		51,335

Property, plant and equipment, net of
accumulated depreciation		1,303		1,117
Deferred taxes, noncurrent		2,106		2,106
Other assets		3,606		3,601

Total assets		$50,973		$58,159

LIABILITIES
Current:
Note payable to bank		$11,932		$13,199
Current portion of long-term obligations		624		632
Accounts payable		5,031		7,057
Accrued employee compensation		804		1,752
Other current liabilities		325		2,917

Total current liabilities		18,716		25,557

Long-term obligations		6,430		6,321

Total liabilities		25,146		31,878

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		—		—
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,385,379 shares		639		639
Capital in excess of par value		1,911		1,826
Retained earnings		24,847		25,386
Accumulated other comprehensive (loss), net of tax		(469)		(469)
Treasury stock, at cost, 373,574 shares		(1,101)		(1,101)

Total stockholders’ equity		25,827		26,281

Total liabilities and stockholders’ equity		$50,973		$58,159

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE QUARTERS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands except share and per share data)

---------------------------------

	2008	2007

Net sales	$25,755	$29,256

Cost of goods sold	17,243	20,049

Gross profit	8,512	9,207

Selling and administrative expenses	8,518	7,730

(Loss) income from operations	(6)	1,477

Interest expense	199	453

(Loss) income before income taxes	(205)	1,024

Income tax (benefit) provision	(77)	453

Net (loss) income	$(128)	$571

Share and per share information:
Basic net (loss) income per weighted average common share outstanding	$(.02)	$.09
Basic weighted average common shares outstanding	6,011,805	6,074,699
Diluted net (loss) income per weighted average common share outstanding	$(.02)	$.09
Diluted weighted average common shares outstanding	6,011,805	6,082,440

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands except share and per share data)

---------------------------------

	2008	2007

Net sales	$50,473	$54,244

Cost of goods sold	34,514	36,902

Gross profit	15,959	17,342

Selling and administrative expenses	16,404	15,378

(Loss) income from operations	(445)	1,964

Interest expense	420	790

(Loss) income before income taxes	(865)	1,174

Income tax (benefit) provision	(326)	510

Net (loss) income	$(539)	$664

Share and per share information:
Basic net (loss) income per weighted average common share outstanding	$(.09)	$.11
Basic weighted average common shares outstanding	6,011,805	6,074,699
Diluted net (loss) income per weighted average common share outstanding	$(.09)	$.11
Diluted weighted average common shares outstanding	6,011,805	6,082,427

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands)

--------------

	2008	2007
Cash flows from operating activities:

Net (loss) income	$(539)	$664
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	295	98
Bad debt expense	676	144

Changes in assets and liabilities
Decrease in accounts receivable	2,275	374
Decrease (increase) in inventory	3,097	(4,392)
(Increase) in prepaid and other assets	(240)	(583)
(Decrease) in accounts payable, accrued and other liabilities	(5,573)	(3,616)
Increase in other long-term obligations and deferred credits	110	225
Net cash provided by (used in) operations	101	(7,086)

Cash flows from investing activities:
Capital expenditures	(352)	(441)
Premiums on life insurance	(37)	(36)
Net cash (used in) investing activities	(389)	(477)

Cash flows from financing activities:
Borrowing under revolving credit agreements	24,946	35,336
Payments of revolving credit obligations	(26,213)	(28,568)
Net cash (used in) provided by financing activities	(1,267)	6,768

Net (decrease) in cash and cash equivalents	(1,555)	(795)

Cash and cash equivalents at beginning of period	2,339	899

Cash and cash equivalents at end of period	$784	$104

Cash paid during the six months for:
Interest	$420	$790
Taxes	$1,713	$1,408

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)

Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2008 and 2007. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2007 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008 or any other period.

(2)

Net (Loss) Income per Share. The following table sets forth the computation of the net income per share for the periods ended June 30, 2008 and June 30, 2007 (in thousands, except for share and per share data):

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(128)	$571	$(539)	$664
Denominators:
Shares used in computing basic net (loss) income per weighted average common share outstanding	6,011,805	6,074,699	6,011,805	6,074,699
Effect of dilutive securities	—	7,741	—	7,728
Shares used in computing net (loss) income per weighted average common share outstanding assuming dilution	6,011,805	6,082,440	6,011,805	6,082,427

Basic net (loss) income per weighted average common share outstanding	$(.02)	$.09	$(.09)	$.11
Diluted net (loss) income per weighted average common share outstanding	$(.02)	$.09	$(.09)	$.11

There were no antidilutive securities not included in the computation of diluted earnings per weighted average common share for each of the periods ended June 30, 2007. There were 997 and 1,073 antidilutive securities not included in the computation of diluted (loss) per weighted average common share for the quarter and six months ended June 30, 2008, respectively.

(3)	Segment Information. We presently have one reportable segment, men’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.

(4)

Stock Options. In 1994, we established the 1994 Director Plan pursuant to which options could be granted to non-employee directors to purchase up to 50,000 shares of common stock at market value on the date of grant. Options granted under the 1994 Plan were for a period of five years and were immediately exercisable. All of the shares available for grant under the 1994 Plan have been granted. In April 1998, our stockholders approved the 1998 Plan, which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permitted our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately.

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

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the six months ended June 30, 2008:

Granted Six months ended June 30, 2008

Expected volatility	70%
Risk-free interest rate	2.73%
Expected option life	4years
Expected dividend yield	N/A
Assumed forfeiture rate	0%

The weighted average grant date fair value of share options granted during the six months ended June 30, 2008 was $2.70. No shares were granted during the six months ended June 30, 2007. There were no stock options exercised and the Company did not recognize any related tax benefits during the six months ended June 30, 2008 or 2007. As of June 30, 2008, there was $929,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of SFAS 123(R) that is expected to be recognized over the vesting period of the grant.

Option activity under the stock-based compensation plans during the six months ended June 30, 2008 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2007	1,667	$1.60	2.61	$6
Granted	375,000	5.21	4.67	—
Exercised	—	—	—	—
Forfeited/ Expired	—	—	—	—
Outstanding at June 30, 2008	376,667	$5.19	4.66	$4

Exercisable at June 30, 2008	1,667	$1.60	2.19	$4

* The aggregate intrinsic value on this table was calculated based on the positive difference between the valuation of our common stock on June 30, 2008 and the exercise price of the underlying options.

All options granted under the 1994 Director Plan are vested as of June 30, 2008.

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

(6)

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). We adopted SFAS 157 on January 1, 2008 for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our financial statements. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

• Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
• Level 2:

Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

• Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Our cash and cash equivalents consist of cash on deposit at various financial institutions at June 30, 2008. We do not have any financial assets or liabilities that require disclosure of fair value at June 30, 2008.

(7)

Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 160 will have a material effect on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 161 will have a material effect on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162,“Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We believe that FAS 162 will have no effect on our financial statements.

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

Our net sales during the quarter ended June 30, 2008 decreased 12.0% to $25,755,000 compared to $29,256,000 for the corresponding period in 2007 and, for the six-month period, decreased 7.0% to $50,473,000 compared to $54,244,000 last year. The decreases during both periods were mainly due to lower shipments of our men’s belt and jewelry merchandise as well as an increase in sales dilution, particularly in-store markdowns, offset in part by higher shipments of men’s personal leather goods. Gross profit dollars for the quarter and six-month periods decreased 7.5% and 8.0%, respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter improved to 33.0% from 31.5% and, for the six-month period, fell slightly to 31.6% from 32.0%, in each case as compared to the prior year. The decreases in gross profit dollars were mainly due to lower net sales partially offset by reductions in inventory-related expenses and certain product costs, especially freight. Selling and administrative expenses for the quarter and six-month periods ended June 30, 2008 increased $788,000, or 10.2%, and $1,026,000, or 6.7%, respectively, compared to the same periods last year. The increases were primarily due to compensation costs associated with product development and sourcing, and with our Luxury Division, which was established early last year, and an increase in bad debt expense associated with the bankruptcy filings of two of our customers, all partially offset by reductions in variable sales-related expenses associated with lower net sales.

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

Net Sales

Net sales for the quarter ended June 30, 2008 totaled $25,755,000, a decrease of $3,501,000 or 12.0% compared to the quarter ended June 30, 2007. For the six-month period ended June 30, 2008, net sales totaled $50,473,000, a decrease of $3,771,000, or 7.0%, compared to the corresponding period last year. The decreases during both periods were mainly due to lower shipments of our men’s belt and jewelry merchandise as well as an increase in sales dilution, particularly in-store markdowns, offset in part by higher shipments of men’s personal leather goods. In-store markdown expense increased 52.6% during the quarter and 53.3% during the six-month period due to an increase in promotional spending generally in response to an extremely difficult retail environment. Net sales of our men’s belt merchandise decreased 20.4% and 13.2% during the quarter and six-month periods ended June 30, 2008, respectively. The decreases were mainly due to lower shipments of certain private label merchandise. During the quarter ended June 30, 2007, we made significant shipments to a large chain store customer in connection with a major expansion of a merchandise program. Net sales of our personal leather goods increased 24.5% and 24.0%, for the quarter and six-month periods, respectively due principally to shipments of our new Tumi merchandise, which was first shipped to customers during the third quarter of 2007. Net sales of our men’s jewelry decreased 25.2% and 22.1% for the quarter and six-month periods, respectively, due to lower shipments in a number of branded and private label merchandise programs.

Net sales to international customers (including certain military accounts) decreased $278,000 or 9.4% during the quarter and increased $414,000 or 7.7% for the six-month period ended June 30, 2008 compared to the same periods last year. The decrease during the quarter was due primarily to lower shipments of belts and personal leather goods to foreign affiliates of certain of our licensors. The increase in the six-month period was principally due to higher shipments of belts and personal leather goods.

Included in net sales for the quarter and six months ended June 30, 2008 and 2007, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $872,000 for the three-month and six-month periods ended June 30, 2008, compared to an increase of $637,000 for the comparable periods in 2007. The favorable adjustments result from actual returns experience during both the spring 2008 and spring 2007 seasons being better than anticipated compared to the reserves established at December 31, 2007 and December 31, 2006. The reserves at December 31, 2007 and 2006 were established in consideration of shipments made during the fall 2007 and 2006 seasons, respectively, generally associated with the holiday selling seasons. During the spring 2008 and 2007 seasons, customer returns of all men’s merchandise were lower than expected. During the past few seasons, the Company has reduced its level of customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods.

Gross profit

Gross profit for the quarter ended June 30, 2008 decreased $695,000, or 7.5%, and for the six-month period, decreased $1,383,000, or 8.0%, in each case as compared to the corresponding period last year. Gross profit expressed as a percentage of net sales for the quarter was 33.0% compared to 31.5% last year and, for the six-month period was 31.6% compared to 32.0% last year.

The decreases in gross profit during both the quarter and six-months ended June 30, 2008 were mainly due to lower net sales offset in part by reductions in certain inventory and product-related expenses. The increase during the quarter in gross profit expressed as a percentage of net sales was mainly due to a reduction in overall product cost resulting from the increased utilization of more economical shipping methods. The decrease in inventory-related expenses is associated with, among other things, reduced display expenditures and markdowns incurred on returns of merchandise.

Included in gross profit for the quarter and six months ended June 30, 2008 and 2007, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $682,000 and $783,000 for the quarter and six-month periods ended June 30, 2008 and June 30, 2007, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2008 and spring 2007 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended June 30, 2008 increased $788,000 or 10.2% and, for the six-month period, increased $1,026,000 or 6.7%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 33.1% and 26.4% for the quarters ended June 30, 2008 and 2007 respectively, and 32.5% and 28.4% for the six months ended June 30, 2008 and 2007, respectively.

Selling expenses for the quarter increased $107,000 or 1.8% compared to last year and, as a percentage of net sales, increased to 23.3% from 20.1%. For the six-month period ended June 30, 2008, selling expenses increased $356,000 or 3.1% and as a percentage of net sales increased to 23.8% compared to 21.5% for the same period last year. The increases were primarily due to compensation costs associated with product development and sourcing and our Luxury Division, which was established early in 2007, partially offset by reductions in variable sales-related expenses associated with lower net sales.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $907,000 or 3.6% percent of net sales compared to $959,000 or 3.3% of net sales for the quarters ended June 30, 2008 and 2007, respectively. Advertising and promotion expenses, including cooperative advertising, for the six months ended June 30, 2008 were $1,738,000 or 3.5% of net sales compared to $1,721,000 or 3.2% of net sales for the corresponding period last year.

For the quarter and six-months ended June 30, 2008, administrative expenses increased $681,000 or 37.0% and $670,000 or 17.9%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 9.8% and 6.3% for the quarters ended June 30, 2008 and 2007, respectively, and 8.8% and 6.9% for the six months ended June 30, 2008 and 2007, respectively. The increase in administrative expenses for both the quarter and six-month periods was mainly due to an increase in bad debt expense associated with reserves recorded during the second quarter in connection with the bankruptcy filings of two of our department store customers and higher employee benefits costs, partially offset by a reduction in travel and certain other expenses.

Interest Expense

Net interest expense for the quarter and six-month periods ended June 30, 2008 decreased by $254,000 and $370,000 respectively, compared to the same periods in 2007. The decreases were due to both lower average borrowings and interest rates during the quarter and six-month periods ended June 30, 2008. Average outstanding borrowings decreased 19.4% and 13.6% during the quarter and six-month periods, respectively, due to decreases in average inventory and accounts receivable investment. Our average borrowing cost decreased approximately 460 and 400 basis points for the quarter and six-months ended June 30, 2008, respectively, compared to the same periods last year due to a reduction in our contractual interest rate pursuant to the Sixth Amendment under our revolving credit agreement (see discussion below under “Liquidity and Capital Resources”) that was effective July 2, 2007 as well as decreases in short-term interest rates generally.

Income Taxes

We recorded an income tax benefit for the quarter and six months ended June 30, 2008 of $77,000 and $326,000, reflecting an effective tax rate of approximately 38%. We recorded an income tax provision on our net income during the quarter and six months ended June 30, 2007 of $453,000 and $510,000 or an effective rate of approximately 44%. As of June 30, 2008, there have been no material changes to our uncertain tax positions disclosure as provided in Note E to the financial statements included in our fiscal 2007 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

The Company’s working capital decreased by $536,000 during the six-month period ended June 30, 2008 compared to an increase of $558,000 for the six months ended June 30, 2007. The decrease during the six-month period ended June 30, 2008 was mainly due to decreases in cash, net accounts receivable, and inventory, offset in part by decreases in bank borrowings, accounts and income taxes payable, and accrued and other liabilities. The increase during the six-month period ended June 30, 2007 was mainly due to an increase in net inventory and decreases in accounts payable and income taxes payable, and accrued and other liabilities, all partially offset by a decrease in net accounts receivable and higher bank borrowings under our revolving credit agreement during the period. Inventories increased rapidly during the first six months of 2007 in anticipation of increased sales during the fall season and in advance of the launch of our Tumi merchandise collections which shipped during last year’s third quarter.

Cash provided by operations during the six months ended June 30, 2008 totaled $101,000 compared to cash used in operations of $7,086,000 for the corresponding period last year. Cash was provided by operations this year mainly from decreases in net accounts receivables and inventory offset largely by decreases in accounts payable and accrued and other liabilities. Cash was used in operations last year mainly to fund additional inventory investment and for payments of accounts payable and other accrued liabilities, offset in part by a reduction in net accounts receivable, net income, depreciation and amortization.

Cash used in investing activities was $389,000 for the six-month period ended June 30, 2008 compared to cash used of $477,000 for the six-month period ended June 30, 2007. In both periods, cash was used for capital expenditures and premiums on certain life insurance contracts owned by us.

Cash used in financing activities for the six months ended June 30, 2008 was $1,267,000 which consisted of a net reduction in outstanding bank borrowings under our revolving credit agreement. Cash provided by financing activities for the six months ended June 30, 2007 was $6,768,000 reflecting an increase in net borrowings. The overall change in our borrowing activity during the first six months of 2008 compared to the same period last year primarily reflects a more conservative approach to inventory management relative to 2007.

In the ordinary course of business, we are contingently liable for performance under letters of credit. At June 30, 2008, outstanding letters of credit totaled $84,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

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

If the current unfavorable retail environment and generally challenging economic conditions continue, it is possible that certain of our other customers may experience financial difficulties, and some may seek protection under applicable bankruptcy and insolvency laws. In that regard, net sales to our three largest customers totaled approximately 42% of our net sales during 2007, and we believe that a similar percentage of net sales in 2008 also may be made to a relatively narrow group of customers. Any meaningful reduction in net sales to these customers could have an adverse affect on our business and results of operations. In addition, the bankruptcy or insolvency of these or other of our accounts, or their financial difficulty, may result in an increase in bad debt expense and other reserves and charges, which also could have an adverse affect on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SWANK, INC. Registrant /s/ Jerold R. Kassner Jerold R. Kassner, Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.