Form 10-Q
period 2008-09-30
Swank, Inc.
filed 2008-11-14
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

-----------------------

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ___	Accelerated filer ___

Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___	No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2008
Common Stock, $.10 par value	5,927,914

SWANK, INC.

Part I. Financial Information

Item 1.   Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	(Unaudited) September 30, 2008		December 31, 2007
ASSETS
Current:
Cash and cash equivalents		$ 453		$ 2,339
Accounts receivable, less allowances
of $5,063 and $5,052, respectively		17,402		18,327
Inventories, net:
Work in process	1,258		1,054
Finished goods	27,080		25,611
		28,338		26,665
Deferred taxes, current		2,929		2,929
Prepaid and other current assets		1,236		1,075

Total current assets		50,358		51,335

Property, plant and equipment, net of
accumulated depreciation		1,232		1,117
Deferred taxes, noncurrent		2,106		2,106
Other assets		3,642		3,601

Total assets		$ 57,338		$ 58,159

LIABILITIES
Current:
Note payable to bank		$ 16,889		$ 13,199
Current portion of long-term obligations		627		632
Accounts payable		6,138		7,057
Accrued employee compensation		971		1,752
Other current liabilities		675		2,917

Total current liabilities		25,300		25,557

Long-term obligations		6,488		6,321

Total liabilities		31,788		31,878

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,385,379 shares		639		639
Capital in excess of par value		1,974		1,826
Retained earnings		24,900		25,386
Accumulated other comprehensive (loss), net of tax		(469)		(469)
Treasury stock, at cost, 441,704 shares		(1,495)		(1,101)

Total stockholders' equity		25,550		26,281

Total liabilities and stockholders' equity		$ 57,338		$ 58,159

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands except share and per share data)

---------------------------------

	2008	2007

Net sales	$ 28,685	$ 31,277

Cost of goods sold	19,723	21,414

Gross profit	8,962	9,863

Selling and administrative expenses	8,667	7,948

Income from operations	295	1,915

Interest expense	209	387

Income before income taxes	86	1,528

Income tax provision	33	698

Net income	$ 53	$ 830

Share and per share information:
Basic net income per weighted average common share outstanding	$ .01	$ .14
Basic weighted average common shares outstanding	5,989,095	6,076,366
Diluted net income per weighted average common share outstanding	$ .01	$ .14
Diluted weighted average common shares outstanding	5,989,677	6,079,306

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands except share and per share data)

---------------------------------

	2008	2007

Net sales	$ 79,158	$ 85,521

Cost of goods sold	54,237	58,316

Gross profit	24,921	27,205

Selling and administrative expenses	25,071	23,326

(Loss) income from operations	(150)	3,879

Interest expense	629	1,177

(Loss) income before income taxes	(779)	2,702

Income tax (benefit) provision	(293)	1,208

Net (loss) income	$ (486)	$ 1,494

Share and per share information:
Basic net (loss) income per weighted average common share outstanding	$ (.08)	$ .25
Basic weighted average common shares outstanding	6,004,235	6,075,255
Diluted net (loss) income per weighted average common share outstanding	$ (.08)	$ .25
Diluted weighted average common shares outstanding	6,004,235	6,078,285

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands)

--------------

	2008	2007
Cash flows from operating activities:

Net (loss) income	$ (486)	$ 1,494
Adjustments to reconcile net (loss) income to net cash (used in) operations:
Depreciation and amortization	472	153
Bad debt expense	794	286

Changes in assets and liabilities
Decrease (increase) in accounts receivable	131	(3,412)
(Increase) in inventory	(1,673)	(10,129)
(Increase) in prepaid and other assets	(141)	(367)
(Decrease) in accounts payable, accrued and other liabilities	(3,947)	(2,226)
Increase in other long-term obligations and deferred credits	167	321
Net cash (used in) operations	(4,683)	(13,880)

Cash flows from investing activities:
Capital expenditures	(372)	(833)
Premiums on life insurance	(127)	(129)
Net cash (used in) investing activities	(499)	(962)

Cash flows from financing activities:
Borrowing under revolving credit agreements	41,967	53,873
Payments of revolving credit obligations	(38,277)	(39,827)
Treasury stock received	(394)	-
Proceeds from stock option exercises	-	4
Net cash provided by financing activities	3,296	14,050

Net (decrease) in cash and cash equivalents	(1,886)	(792)

Cash and cash equivalents at beginning of period	2,339	899

Cash and cash equivalents at end of period	$ 453	$ 107

Cash paid during the nine months for:
Interest	$ 629	$ 1,177
Taxes	$ 1,746	$ 2,493

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)

Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2008 and 2007. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2007 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008 or any other period.

(2)

Net (Loss) Income per Share. The following table sets forth the computation of the net income (loss) per share for the periods ended September 30, 2008 and September 30, 2007 (in thousands, except for share and per share data):

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) income	$ 53	$ 830	$ (486)	$ 1,494
Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,989,095	6,076,366	6,004,235	6,075,255
Effect of dilutive securities	582	2,940	-	3,030
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,989,677	6,079,306	6,004,235	6,078,285

Basic net income (loss) per weighted average common share outstanding	$ .01	$ .14	$ (.08)	$ .25
Diluted net income (loss) per weighted average common share outstanding	$ .01	$ .14	$ (.08)	$ .25

There were no shares excluded from the computation of diluted earnings per weighted average common share for the quarter ended September 30, 2008 and each of the periods ended September 30, 2007 because their effect would be anti-dilutive. There were 965 shares not included in the computation of diluted (loss) per weighted average common share for the nine months ended September 30, 2008 because their effect would be anti-dilutive.

(3)	Segment Information. We presently have one reportable segment, men's accessories, consisting of men's costume jewelry, belts and suspenders and personal leather goods.

(4)

Stock Options. During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Equity Incentive Compensation Plan (the “1998 Plan”) to certain of our key executives. The 1998 Plan provided for a maximum grant of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. Of the 375,000 shares granted during the first quarter of fiscal 2008, 260,000 incentive stock option shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to SFAS 123(R) and Staff Accounting Bulletin No. 107. The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. SFAS 123(R) requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the nine months ended September 30, 2008:

Granted Nine months ended
September 30, 2008

Expected volatility	70%
Risk-free interest rate	2.73%
Expected option life	4 years
Expected dividend yield	N/A
Assumed forfeiture rate	0%

The weighted average grant date fair value of share options granted during the nine months ended September 30, 2008 was $2.70. No shares were granted during the nine months ended September 30, 2007. There were no stock options exercised and the Company did not recognize any related tax benefits during the nine months ended September 30, 2008 or 2007. As of September 30, 2008, there was $866,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of SFAS 123(R) that is expected to be recognized over the vesting period of the grant.

Option activity under the stock-based compensation plans during the nine months ended September 30, 2008 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2007	1,667	$1.60	2.61	$ 6
Granted	375,000	5.21	4.42	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-
Outstanding at September 30, 2008	376,667	$5.19	4.41	$ -

Exercisable at September 30, 2008	1,667	$1.60	1.94	$ 4

* The aggregate intrinsic value on this table was calculated based on the positive difference between the market value of our common stock and the exercise price of the underlying options.

All options granted under the 1994 Director Plan are vested as of September 30, 2008.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at September 30, 2008. We do not have any financial assets or liabilities that require disclosure of fair value at September 30, 2008.

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

Our net sales during the quarter ended September 30, 2008 decreased 8.3% to $28,685,000 compared to $31,277,000 for the corresponding period in 2007 and, for the nine-month period, decreased 7.4% to $79,158,000 compared to $85,521,000 last year. The decrease during the quarter was mainly due to lower shipments of our personal leather goods merchandise which was offset in part by increases in belt shipments. Net sales of our personal leather goods last year benefited from the launch of our new Tumi collection, which resulted in significant shipments of that merchandise during the quarter ended September 30, 2007 leading to unfavorable sales comparisons compared to this year’s third quarter. For the year-to-date period, the decrease in net sales was due primarily to lower shipments of personal leather goods, jewelry, and belts as well as to a significant increase in certain promotional costs which are accounted for as a reduction to net sales. The increase in in-store markdown and cooperative advertising expense resulted from an extremely promotional retail environment combined with our aggressive efforts to maintain or expand market share during a challenging economic period.

Gross profit dollars for the quarter and nine-month periods decreased 9.1% and 8.4%, respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter fell to 31.2% from 31.5% last year and for the nine-month period, fell to 31.5% from 31.8%. The decreases in gross profit dollars were mainly due to lower net sales partially offset by reductions in product costs and certain inventory-related expenses. Selling and administrative expenses for the quarter and nine-month periods ended September 30, 2008 increased $719,000, or 9.1%, and $1,745,000, or 7.5%, respectively, compared to the same periods last year. The increases were primarily due to higher compensation and related costs associated with product development and sourcing, increased travel expenses and professional fees, and costs incurred in connection with the operation of our Luxury Division, which was first established during the spring of 2007. The increase for the nine-month period was also due to expenses associated with the bankruptcy filings of two of our customers.

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

Net Sales

Our net sales during the quarter ended September 30, 2008 decreased 8.3% to $28,685,000 compared to $31,277,000 for the corresponding period in 2007. The recent turmoil in the financial markets, accompanied by the sluggishness in domestic and foreign economies and fear of recession, has hit department store retailers particularly hard and has negatively impacted retail sales for a number of our customers which, in turn, has adversely affected our wholesale shipments to them relative to last year. The decrease in net sales during the quarter was mainly due to lower shipments of our personal leather goods merchandise, offset in part by increases in belt shipments. During last year’s third quarter, our personal leather goods business benefited from initial shipments of our new “Tumi” merchandise which was launched in August 2007. Net sales to international customers for our personal leather goods also trended down during the quarter due to lower shipments of branded merchandise to certain licensor affiliates. The increase in belt net sales resulted principally from higher shipments to certain customers in connection with the introduction of new private brand merchandise and the launch of our new “U.S. Polo Association” collection. Expenses associated with in-store promotional activity, which are accounted for as a reduction to net sales, increased 19.0% during the quarter as we continued to move aggressively to maintain or expand market share during a difficult economy.

For the nine-month period, net sales decreased 7.4% to $79,158,000 compared to $85,521,000 last year. The decrease was due to lower gross shipments of our personal leather goods, jewelry, and belt merchandise as well as an increase in in-store promotional costs. Expenses associated with in-store markdowns increased 32.9% during the nine months ended September 30, 2008 reflecting both an extremely promotional retail environment and our efforts to stimulate retail sales to maintain or boost our market share.

Net sales to international customers (including certain military accounts) decreased $1,056,000 or 25.5% during the quarter and $642,000 or 6.8% for the nine-month period ended September 30, 2008 compared to the same periods last year. The decreases were primarily due to lower shipments of personal leather goods and, for the quarterly period, belts, to foreign affiliates of certain of our licensors, and we believe reflect the global nature of recent market disruptions and the slowdown of economies worldwide.

Included in net sales for the nine months ended September 30, 2008 and 2007 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $872,000 for the nine-month period ended September 30, 2008, compared to an increase of $637,000 for the comparable period in 2007. The favorable adjustments result from actual returns experience during both the spring 2008 and spring 2007 seasons being better than anticipated compared to the reserves established at December 31, 2007 and December 31, 2006. The reserves at December 31, 2007 and 2006 were established in consideration of shipments made during the fall 2007 and 2006 seasons, respectively, generally associated with the holiday selling seasons. During the spring 2008 and 2007 seasons, customer returns of all men’s merchandise were lower than expected. During the past few seasons, the Company has reduced its level of customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods.

Gross profit

Gross profit for the quarter ended September 30, 2008 decreased $901,000, or 9.1%, and, for the nine-month period, decreased $2,284,000, or 8.4%, both as compared to the corresponding periods last year. Gross profit expressed as a percentage of net sales for the quarter was 31.2% compared to 31.5% last year and, for the nine-month period was 31.5% compared to 31.8% for the previous year.

The decreases in gross profit dollars during both the three and nine-month periods were mainly due to lower net sales, partially offset by reductions in merchandise cost and certain inventory-related expenses. The small reduction in gross profit as a percentage of net sales was attributable primarily to the decrease in net sales which to a large extent was due to the increase in in-store promotional expenses. Merchandise cost as a percentage of net shipments (gross shipments less estimated return accruals) decreased during both the three and nine-month periods for belts, and for the nine-month period, for jewelry and personal leather goods. The improvement in merchandise margin was due primarily to increased utilization of more economical shipping modes as well as improved efficiency generally in our sourcing and product development organizations. Inventory-related expenses declined during both the quarter and nine months ended September 30, 2008 relative to the prior year due to a reduction in markdowns incurred on estimated merchandise returns.

Included in gross profit for the nine months ended September 30, 2008 and 2007 are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $682,000 and $783,000 for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2008 and spring 2007 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2008 increased $719,000 or 9.0% and, for the nine-month period, increased $1,745,000 or 7.5%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 30.2% and 25.4% for the quarters ended September 30, 2008 and 2007 respectively, and 31.7% and 27.3% for the nine months ended September 30, 2008 and 2007, respectively.

Selling expenses for the quarter increased $391,000 or 6.5% compared to last year and, as a percentage of net sales, increased to 22.4% from 19.3%. For the nine-month period ended September 30, 2008, selling expenses increased $747,000 or 4.2% and, as a percentage of net sales increased to 23.3% compared to 20.6% for the same period last year. The increases were primarily due to higher compensation and related costs associated with our product development and sourcing functions, increased travel expenses, certain national advertising, and costs incurred in connection with the operation of our Luxury Division, which was first established during the spring of 2007. These increases were partially offset by decreases in variable sales expenses, primarily compensation, associated with the reduction in net sales.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $987,000 or 3.5% percent of net sales compared to $879,000 or 2.9% of net sales for the quarters ended September 30, 2008 and 2007, respectively. Advertising and promotion expenses, including cooperative advertising, for the nine months ended September 30, 2008, were $2,726,000 or 3.5% of net sales compared to $2,600,000 or 3.1% of net sales for the corresponding period last year.

For the quarter and nine-months ended September 30, 2008, administrative expenses increased $328,000 or 17.0% and $998,000 or 17.6%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 7.9% and 6.2% for the quarters ended September 30, 2008 and 2007, respectively, and 8.4% and 6.5% for the nine months ended September 30, 2008 and 2007, respectively. The increase in administrative expenses for both the quarter and nine-month periods was mainly due to higher professional fees, travel expenses, and depreciation costs. In addition, administrative expenses for the year-to-date period reflect a significant increase in bad debt expense associated with reserves recorded during the second quarter in connection with the bankruptcy filings of two of our department store customers.

Interest Expense

Net interest expense for the quarter and nine-month periods ended September 30, 2008 decreased by $178,000 and $548,000 respectively, compared to the same periods in 2007. For both periods, the decrease was due to lower average borrowings and lower interest rates. Average outstanding borrowings decreased 9.7% and 12.2% during the quarter and nine-month periods, respectively, due to decreases in average inventory and accounts receivable investment. Our average borrowing cost decreased more than 360 basis points during both the quarter and nine-month periods ended September 30, 2008, compared to the same periods last year. The decrease in both periods was due to lower short-term interest rates generally and, for the nine-month period, a reduction in our contractual interest rate pursuant to an amendment under our revolving credit agreement that was effective July 2, 2007.

Income Taxes

We recorded an income tax provision for the quarter ended September 30, 2008 of $33,000 and a tax benefit of $293,000 for the nine months ended September 30, 2008, both periods reflecting an effective tax rate of approximately 38%. We recorded an income tax provision on our net income during the quarter and nine months ended September 30, 2007 of $698,000 and $1,208,000, respectively, or an effective rate of approximately 45%. The effective income tax rate during the quarter and nine-month periods last year was impacted by an adjustment associated with the reconciliation of certain net operating loss carryforwards available to the Company. As of September 30, 2008, there have been no material changes to our uncertain tax positions disclosure as provided in Note E to the financial statements included in our fiscal 2007 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital decreased by $720,000 during the nine-month period ended September 30, 2008 compared to an increase of $1,089,000 for the nine months ended September 30, 2007. The decrease during the nine-month period ended September 30, 2008 was mainly due to a reduction in cash and net accounts receivable, as well as an increase in bank borrowings, offset in part by increases in inventory and decreases in accounts payable, and other accrued liabilities. The increase in working capital during the nine-month period ended September 30, 2007 was mainly due to an increase in net accounts receivable and inventory as well as decreases in income tax payable and other accrued liabilities, all offset in part by an increase in bank borrowings. Inventories increased at a somewhat greater rate than is customary during the first nine months of 2007 in advance of the launch of our “Tumi” merchandise collections which first shipped during last year’s third quarter and in anticipation of increased sales during the fall season.

Cash used in operations during the nine months ended September 30, 2008 totaled $4,683,000 compared to cash used in operations of $13,880,000 for the corresponding period last year. Cash was used during both years primarily to fund increases in inventory and decreases in accounts payable and other accrued liabilities during the nine-month period. Cash was also used last year to support an increase in accounts receivable resulting from higher net sales. Inventories customarily increase during our third quarter in anticipation of the holiday shipping period. However, inventories increased at a greater rate than usual during the nine-month period ended September 30, 2007 due to the planned launch of our new “Tumi” merchandise collections and the expectation of generally higher shipments during the 2007 holiday season.

Cash used in investing activities was $499,000 for the nine-month period ended September 30, 2008 compared to cash used of $962,000 for the nine-month period ended September 30, 2007. In both periods, cash was used for capital expenditures and premiums on certain life insurance contracts owned by us.

Cash provided by financing activities for the nine months ended September 30, 2008 was $3,296,000, which consisted of net borrowings under our revolving credit agreement. Cash provided by financing activities for the nine months ended September 30, 2007 was $14,050,000, reflecting an increase in net borrowings. The significant increase in net borrowings during the nine months ended September 30, 2007 was primarily due to a substantial increase in inventory investment associated with the launch of our new “Tumi” merchandise collections and in anticipation of a relatively strong fall shipping season. The smaller inventory build during 2008 reflects a more conservative view of the upcoming holiday season in light of current economic conditions.

In the ordinary course of business, we are contingently liable for performance under letters of credit. At September 30, 2008, outstanding letters of credit totaled $84,000. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

Working capital financing is provided primarily by cash flows from operating activities and a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"), which has a maturity date of June 29, 2012. The Loan Agreement permits us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%. The Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements (the “EBITDA Covenant”).  We were in compliance with all applicable financial covenants as at September 30, 2008 and October 31, 2008. The Loan Agreement contemplates that WFF and we will enter into an annual amendment to the Loan Agreement to set forth minimum monthly earnings before interest, taxes, depreciation, and amortization levels to be contained in the EBITDA Covenant for each calendar year, or a pre-set level will be used. WFF and we are in the process of finalizing an amendment to the Loan Agreement to, among other things, set the applicable levels for the EBITDA Covenant for the remainder of fiscal 2008 and the pre-set level for fiscal 2009. Although the amendment has not been completed or signed as of the date of filing of this Form 10-Q, the Company anticipates doing so shortly.

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

Recent turmoil in the financial markets, accompanied by sluggishness in domestic and foreign economies and fear of recession, has resulted in reduced consumer spending and has negatively impacted retail sales by our core customer groups, including department store retailers. These reduced retail sales have, in turn, adversely affected wholesale shipments to our customers of our product offerings relative to last year.

In addition, several of our department store customers have experienced financial difficulties during fiscal 2008 leading some to seek protection under applicable bankruptcy and insolvency laws. Our bad debt expense during the nine-month period ended September 30, 2008 increased $512,000 in connection with the bankruptcy filings of two of these customers. It is possible that if the current challenging retail environment and general economic conditions continue, other of our customers may seek bankruptcy protection. The recent disruption in the worldwide credit markets may also have a significant adverse impact on financial institutions that furnish bank borrowings and other credit accommodations to our customers, or may result in the general tightening of the availability of credit to these customers, in each case impacting their liquidity.

We note that net sales to our three largest customers totaled approximately 42% of our net sales during 2007, and we believe that a similar percentage of net sales in the current fiscal year also may be made to a relatively narrow group of customers. Any meaningful reduction in net sales to these and our other customers, whether as a result of general economic conditions, our customers’ financial difficulty, bankruptcy or insolvency, or otherwise, along with any resulting increase in bad debt expenses and other reserves and charges, could have a material adverse affect on our financial condition and results of operations.

"Forward Looking Statements"

Certain of the preceding paragraphs contain "forward looking statements" which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers should note that these statements may be impacted by, and the Company's actual performance may vary as a result of, a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, including the current disruption in financial markets and the accompanying adverse effect on economies worldwide, competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by our customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended September 30, 2008:

Period	(a) Total Number of Shares (or Units ) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2008- July 31, 2008	--	--	--	--
August 1, 2008- August 31, 2008	--	--	--	--
September 1, 2008- September 30, 2008	68,130	$5.76	---	---
Total	68,130	$5.76	--	--
______________________

(1)     These shares of Common Stock were repurchased by us from employees and former employees pursuant to terms of The New Swank, Inc. Retirement Plan required under the Internal Revenue Code of 1986, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 21, 2008. At the Annual Meeting, stockholders:

(a)

Elected the following directors to serve as Class I directors of the Company until our 2011 Annual Meeting of Stockholders and until election and qualification of their respective successors by the following vote:

	Director	For	Withheld	Broker Non-Votes
	Eric Luft	5,244,563	111,058	0
	James E. Tulin	5,158,258	197,363	0

(b)	Approved the appointment of BDO Seidman LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2008 by the following vote:

	For	Against	Abstain	Broker Non-Votes
	5,298,962	24,233	32,426	0

(c)	Approved the Swank, Inc. 2008 Stock Incentive Plan by the following vote:

	For	Against	Abstain	Broker Non-Votes
	3,623,810	644,966	9,909	1,064,900

Item 6.    Exhibits

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.