Form 10-K
period 2008-12-31
Swank, Inc.
filed 2009-03-31
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5354

SWANK, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1886990 (IRS Employer Identification Number)

90 Park Avenue New York, New York (Address of principal executive offices)	10016 (Zip code)

Registrant's telephone number, including area code:	(212) 867-2600

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the shares of the Registrant’s common stock, $.10 par value per share, held by non-affiliates, based on the closing price of $3.70 as of the close of business on June 30, 2008, the last business day of our most recently completed second fiscal quarter, was $13,646,088.

The number of outstanding shares of Registrant’s common stock, $0.10 par value per share, at the close of business on February 27, 2009 was 5,648,380.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements.

In order to keep stockholders and investors informed of the future plans of Swank, Inc. (which is referred to alternatively in this Form 10-K as the "Company,” “we,” “us,” and/or “our”), this Form 10-K contains and, from time to time, other reports and oral or written statements issued by us may contain, forward-looking statements concerning, among other things, our future plans and objectives that are or may be deemed to be "forward-looking statements." Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Our forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions (including the current worldwide economic downturn and disruption in financial and credit markets), competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by our customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. We assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.	Business.

General

The Company was incorporated on April 17, 1936. We are engaged in the importation, sale and distribution of men's accessories under the names “Kenneth Cole", “Tommy Hilfiger”, “Nautica”, "Geoffrey Beene", "Claiborne", "Guess?", “Ted Baker”, “Donald Trump”, “Tumi”, “Chaps”, “Buffalo David Bitton”, "Pierre Cardin”, and “US Polo Association”, among others.

Products

Men's leather accessories, principally belts, wallets and other small leather goods, including billfolds, key cases, card holders and other items, and men's costume jewelry, principally cuff links, tie klips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, are distributed under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", "Tommy Hilfiger", “Nautica”, "Guess?", “Ted Baker”, “Tumi”, “US Polo Association”, and "Swank". We distribute men’s costume jewelry under the names “Donald Trump” and “Chaps”; suspenders under the names “Geoffrey Beene”, “Claiborne”, “Tommy Hilfiger” and “Pierre Cardin”; and men's leather accessories under the name "Pierre Cardin”. We are also licensed to distribute men’s and women’s leather accessories and men’s costume jewelry under the name “Buffalo David Bitton”.

As is customary in the men’s fashion accessories industry, substantial percentages of our sales and earnings occur in the months of September, October and November, during which we make significant shipments of our products to retailers for sale during the holiday season. Our bank borrowings typically are at a peak during these months corresponding with our peak working capital requirements.

In addition to product, pricing and terms of payment, our customers generally consider one or more other factors, such as the availability of electronic order processing and the timeliness and completeness of shipments, as important in maintaining ongoing relationships. In addition, from time to time we will allow customers to return merchandise in order to achieve proper stock balances. We record a provision for estimated returns as an offset to gross sales at the time merchandise is shipped based on historical returns experience, general retail sales trends, and individual customer experience. These factors, among others, result in an increase in our inventory levels during the fall selling season (July through December) in order to meet customer imposed delivery requirements. We believe that these practices are substantially consistent throughout the fashion accessories industry.

Sales and Distribution

Our customers are primarily major retailers within the United States. In fiscal 2008, net sales to our three largest customers, Macy’s, Inc. ("Macy’s"), Kohl’s Department Stores (“Kohl’s”) and The TJX Companies, Inc. ("TJX"), accounted for approximately 20%, 15% and 9%, respectively, of our net sales. In fiscal 2007, net sales to our three largest customers, Macy’s, Kohl’s and TJX, accounted for approximately 18%, 13%, and 11%, respectively, of our net sales, and in fiscal 2006, net sales to those customers accounted for approximately 24%, 13%, and 10%, respectively, of our net sales. No other customer accounted for more than 10% of net sales during our last three fiscal years. Exports to foreign countries accounted for approximately 10% of net sales in fiscal years 2008 and 2007 and 7% of net sales fiscal 2006.

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

At March 12, 2009, we had unfilled orders of approximately $9,130,000 compared with approximately $8,148,000 at March 13, 2008. The increase in our order backlog is primarily due to an accessories program that normally ships only during the holiday season but, because of its recent strong performance, will also be shipped during spring 2009. The increase is also due in part to a change in timing associated with the receipt of orders from our retail customers. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of orders placed by our customers from year-to-year. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

Approximately 38 salespeople, including district sales managers and independent sales representatives, are engaged in the sale of our products working out of sales offices located in New York, NY and Atlanta, GA. In addition, at December 31, 2008 we sold certain of our products through four company-owned factory outlet stores in four states.

Manufacturing

We source all of our products from third-party vendors. We purchase substantially all of our small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on our small leather goods business in the short-term depending upon our inventory position and the seasonal shipping requirements at that time. However, we have identified alternative sources for small leather goods that could be utilized within several months. We also purchase finished jewelry, finished belts and other accessories from a number of suppliers in the United States and abroad. We believe that alternative suppliers are readily available for substantially all such purchased items.

Advertising Media and Promotion

Substantial expenditures on advertising and promotion are an integral part of our business. We spent approximately 4% of net sales on advertising and promotion in 2008, of which approximately 3% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

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

Patents, Trademarks and Licenses

We own the rights or have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of our product offerings as follows:

Name	Men’s Leather Accessories	Men’s Costume Jewelry	Men’s Suspenders	Women’s Leather Accessories
Geoffrey Beene	•	•	•
Claiborne	•	•	•
Nautica	•	•
Tommy Hilfiger	•	•	•
Kenneth Cole	•	•
Pierre Cardin	•		•
Guess	•	•
Tumi	•	•
Chaps		•
Donald Trump		•
Buffalo David Bitton	•	•		•
US Polo Association	•	•
Ted Baker	•	•

In addition to the licensed brands above, we also distribute men’s leather accessories, costume jewelry, and suspenders under a variety of private labels to a number of retailers including, among others, Macy’s, Kohl’s, Stage Stores, JC Penney, and Sears. Our “Kenneth Cole", “Tommy Hilfiger”, “Nautica”, "Geoffrey Beene", "Claiborne", "Guess?", “Ted Baker”, “Chaps”, "Pierre Cardin”, “Donald Trump”, “Tumi”, “US Polo Association”, and “Buffalo David Bitton” licenses collectively may be considered material to our business. We do not believe that our business is materially dependent on any one license agreement.

Our license agreements generally specify percentage royalties, minimum royalty payments and minimum advertising and promotion expenditures, and expire at various times from 2009 through 2012. Our "Claiborne" license provides for percentage royalty payments not exceeding 6% of net sales; our "Geoffrey Beene", "Tommy Hilfiger", “Pierre Cardin”, “Nautica”, “US Polo Association”, and “Buffalo David Bitton” licenses provide for percentage royalty payments not exceeding 7% of net sales; our "Kenneth Cole", “Ted

Baker” and "Guess?" licenses provide for percentage royalty payments not exceeding 8% of net sales; our “Donald Trump” license provides for percentage royalty payments not exceeding 9% of net sales; our “Tumi” licenses provide for percentage royalty payments not exceeding 10% of net sales; and our “Chaps” license provides for percentage royalty payments not exceeding 10.5% of net sales. Our “Chaps” license expires on March 31, 2009; our “Ted Baker” license expires on December 31, 2009; our “Tumi” belt and jewelry license expires on April 25, 2010; our “Tumi” personal leather goods license expires on July 25, 2010; and our “Nautica”, “Guess”, “Pierre Cardin”, “Donald Trump” and “US Polo Association” licenses expire on December 31, 2010; our “Claiborne”, “Kenneth Cole”, and “Buffalo David Bitton” licenses expire on December 31, 2011. We regularly assess the status of our license agreements and anticipate renewing the contracts scheduled to expire in 2009, subject to the negotiation of terms and conditions mutually satisfactory to our licensors and us.

Employees

We have approximately 255 employees, of whom approximately 150 are warehouse and distribution employees. None of these employees are represented by labor unions and we believe our relationship with our employees to be satisfactory.

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

Our executive offices and national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York, New York. We are also a party to a sublease agreement with K&M Associates, L.P. for approximately 34% of our space under lease at 90 Park Avenue. The lease and sublease of such premises both expire in 2010. A regional sales office is also located in leased premises in Scottsdale, Arizona. The lease for the Scottsdale office expires in 2011. Collectively, these two offices contain approximately 22,000 square feet.

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

(a)     On June 7, 1990, we received notice from the United States Environmental Protection Agency ("EPA") that we, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at the Shpack Superfund site located in Attleboro and Norton, Massachusetts (the “Site”).  We, along with six other PRP's, subsequently entered into an Administrative Order by Consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the Site. The RI/FS of the Site was completed and EPA prepared its record of decision.  On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Site.

We, twelve other parties (the “PRP Group”), along with the Town of Norton, Massachusetts and the United States Department of Energy (“USDOE”), signed a judicial consent decree relating to the Site, which was lodged on December 9, 2008 with the United States District Court for the District of Massachusetts, Eastern Division and was approved by that court on January 27, 2009. The PRP Group members have agreed in the consent decree, jointly and severally, to perform certain remediation activities at the Site in accordance with a statement of work agreed to between United States Environmental Protection Agency ("EPA"), on the one hand, and, on the other hand, the PRP Group and USDOE.

EPA estimated the total cost of remediation at the Site to be approximately $43 million, which includes two response actions at the site. The first action, managed by the U.S Army Corps of Engineers and which is in process, is designed to remove radiological contamination. The second action, led by EPA, is designed to remove non-radioactive contamination. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than the third quarter of 2010). At that time, we anticipate that the costs to complete remediation at the Site may be significantly reduced. Since the Company did not generate or deposit at the Site any radioactive materials, the Company should not be responsible for participating in the first response action, nor should the Company be responsible for any increased costs of remediation at the Site during the second phase due to the presence of any remaining radiological contamination (USDOE has agreed in the consent decree to be responsible for one-half of such increased costs). We believe that this matter will not have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site. At December 31, 2008 we had accrued approximately $1,400,000 for potential costs associated with this site.

On March 20, 2008, Sandra J. Hannan and Cheryl M. Corbett each filed an action in Superior Court, Bristol County, Massachusetts against a number of defendants, including the Company and certain members of the PRP Group. Each plaintiff has alleged, among other things, that she developed cancer as a result of exposure to substances at the Site, and is asking for unspecified damages. Both actions are in the discovery stage. The Company presently intends to vigorously defend these matters.

In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. The estimated cost of remediation by natural attenuation through 2017 is approximately $1.5 million. Based on current participation, our share of these costs is approximately $134,000. We believe that this site will not have any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

(b)        No material pending legal proceedings were terminated during the three month period ended December 31, 2008.

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

	2008		2007
Quarter	High	Low	High	Low

First	$5.65	$4.35	$13.50	$7.20
Second	4.70	3.15	12.38	8.28
Third	3.30	1.85	9.40	5.45
Fourth	2.30	1.35	7.95	4.05

Number of Record Holders at February 27, 2009 - 529

Our loan agreement prohibits the payment of cash dividends on our Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). We have not paid any cash dividends on our Common Stock during the last two fiscal years and we have no current expectation that cash dividends will be paid in the foreseeable future.

We did not issue any unregistered securities during fiscal 2008.

(b)  Not applicable.

(c)   The following table provides certain information as to repurchases by us of shares of our common stock during the three months ended December 31, 2008:

Period	(a) Total Number of Shares (or Units ) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008- October 31, 2008	15,761	$5.80	--	--
November 1, 2008- November 30, 2008	9,534	$5.80	--	--
December 1, 2008- December 31, 2008	270,000 (1)	$1.89	--	--
Total	295,295	$2.22	--	--

____________________

(1) In addition to the shares referenced in the table above, John Tulin, our Chairman and CEO, through his individual retirement account and also with his wife as tenants in common, purchased an aggregate of 84,483 shares of our common stock; James Tulin, our Senior Vice President, purchased 50,000 shares of our common stock; Christine Myerson, a Vice

President of the Company, through her individual retirement account, with her husband jointly, and her husband through his individual retirement account, purchased an aggregate of 80,000 shares of our common stock; and Melvin Goldfeder, a Senior Vice President of the Company, purchased 20,000 shares of our common stock, all at an average purchase price of $1.89. See also Item 13 below in this Annual Report on Form 10-K.

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

Fiscal 2008 was an extremely challenging year as our net sales and earnings were impacted by the recent economic turbulence that led to one of the weakest holiday seasons in decades. Net income for the year ended December 31, 2008 was $2,090,000 compared to net income for the corresponding period last year of $4,947,000. Net income in 2008 includes the effects of a $2,000,000 pretax gain recorded during the fourth quarter associated with the settlement of a coverage dispute with one of our insurers. Income before taxes for the 12 months ended December 31, 2008 exclusive of the insurance settlement was $1,466,000 compared to $8,529,000 in 2007.

Net sales for the year decreased 11.4% to $113,967,000 compared to $128,615,000 last year. The decrease was principally due to lower gross shipments of our jewelry, belt and personal leather goods merchandise as well as an increase in in-store markdowns and other promotional expenses. Although the difficult economic conditions led to lower shipments for a number of our branded merchandise collections in selected retail channels, certain private label programs continued to perform relatively well during 2008. Gross profit for the 12 months ended December 31, 2008 was $35,835,000, down 16.3% from last year’s $42,816,000. Gross profit as a percentage of net sales declined to 31.4% compared to 33.3% for the year-ago period. The decreases in gross profit and gross profit as a percentage of net sales were the result of lower net sales during 2008 and higher inventory control costs, mainly merchandise markdowns, offset, in part, by a reduction in product cost, particularly for our belt merchandise, attributable to efficiencies in our global supply chain. Selling and administrative expenses for the 12 months ended December 31, 2008 were $33,502,000, reflecting an increase of $864,000 or 2.6% compared to last year and, as a percentage of net sales, increased to 29.4% compared to 25.4% in 2007.

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

Environmental Costs

In accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note H to the financial statements for additional discussion).

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

2008 vs. 2007

Net sales

Net sales for the year ended December 31, 2008 decreased 11.4% to $113,967,000 compared to $128,615,000 for the prior year. The decrease was principally due to lower gross shipments of our jewelry, belt and personal leather goods merchandise as well as an increase in in-store markdowns and other promotional expenses. The extraordinarily difficult economic conditions, particularly during the fourth quarter and holiday season, led to a decrease in shipments for a number of our branded merchandise collections in selected retail channels. Certain private label programs continued to perform relatively well, however, reflecting a more compelling value proposition as retail spending was constrained amid the turbulent climate. Net sales of our men’s belts declined 9.9% compared to last year due to lower shipments to certain chain store customers. Shipments of some of our branded merchandise programs also declined, in one case due to the launch of a collection during 2007 that resulted in higher than normal shipments in that year. These decreases were partially offset by higher shipments of fresh merchandise associated with a number of new branded and private label programs, including, among others, our Tumi collections. Net sales of our personal leather goods and jewelry merchandise fell 12.9% mainly due to decreases in both domestic and international shipments of branded merchandise. Jewelry net sales declined 13.2% due to the general weakness in department store retail sales as well as to a shift in fashion trends.

Net sales during 2008 were also affected by an increase in promotional expenditures in response to the lackluster retail environment. These expenditures increased $1,450,000 or 17.3% in 2008 and consist of in-store markdowns, cooperative advertising, and other promotional activity, which are accounted for as a reduction to net sales. A number of our department store customers ran more frequent and heavier promotions during the year in response to the decrease in consumer traffic. In addition to contributing to those promotions, we also opted to expand our discretionary in-store spending as we attempted to preserve market share, and in some cases, take advantage of opportunities to increase our penetration in selected retail venues.

Our international net sales decreased 12.6% during 2008 due to lower shipments of personal leather goods and belt merchandise primarily to certain of our licensors’ international master licensees. Export net sales accounted for approximately 10% of our total net sales during both 2008 and 2007.

Net sales in both 2008 and 2007 were favorably affected by the annual returns adjustment made during each year’s second quarter. Each month we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $872,000 and $637,000 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively. Our actual returns experience during both the spring 2008 and spring 2007 seasons was better than anticipated compared to the reserves established at December 31, 2007 and December 31, 2006, respectively, principally due to lower than expected customer returns for men's belts and personal leather goods. The reserves for returns at December 31, 2007 and December 31, 2006 were established in consideration of shipments made during the fall 2007 and fall 2006 selling seasons, respectively. Our reserves are typically based on conservative estimates of customer returns, which in both years were lower than anticipated due to the impact of point-of-sale markdowns and other promotional activities that helped clear discontinued and excess merchandise that retailers might otherwise have returned.

Gross profit

Gross profit for the 12 months ended December 31, 2008 was $35,835,000, down 16.3% from last year’s $42,816,000. Gross profit as a percentage of net sales declined to 31.4% compared to 33.3% for the year-ago period. The decreases in gross profit and gross profit as a percentage of net sales were the result of lower net sales during 2008 and higher inventory control costs, mainly merchandise markdowns, offset, in part, by a reduction in product cost, particularly for our belt merchandise, attributable to efficiencies in our global supply chain. Display costs declined in 2008 mainly due to higher than normal fixturing expenses incurred during 2007 associated with the expansion of a certain private label belt program.

Royalty expenses associated with our various license agreements increased 1.8% to $6,943,000 in 2008 and, expressed as a percentage of net sales, increased to 6.1% compared to 5.3% last year. The increase in both dollars and as a percentage of net sales was principally due to a change in sales mix that resulted in an increase in the proportion of licensed merchandise shipped compared to private label and also higher contractual minimum royalty obligations.

Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $682,000 and $783,000 for the years ended December 31, 2008 and 2007, respectively.

Selling and Administrative Expense

Selling and administrative expenses for the 12 months ended December 31, 2008 were $33,502,000, compared to $32,638,000 for the same period last year, reflecting an increase of $864,000, or 2.6%, and as a percentage of net sales, increased to 29.4% compared to 25.4% in 2007.

Selling expenses of $25,234,000 were approximately even with last year but as a percentage of net sales, increased to 22.1% compared to 19.6% last year. The increase as a percentage of net sales was due to lower net sales. Increases in certain expenses associated with the strengthening of our sourcing and production organization were largely offset by decreases in variable-sales related costs, including sales compensation and distribution costs. We include shipping and handling costs in selling expenses in our statement of income. Total shipping and handling costs in fiscal 2008 and 2007 were $5,791,000 and $5,856,000, respectively. The decrease during 2008 was mainly due to a reduction in variable shipping costs associated with lower net sales, including compensation for shipping and warehouse employees, outside labor charges, and shipping and packaging supplies.

Administrative expenses during 2008 increased 12.1% to $8,268,000 compared to $7,378,000 for the prior year. The increase was primarily due to higher bad debt expense recorded during the second quarter of 2008 in connection with the bankruptcy filings of two of our department store customers as well as increases in compensation and benefits and depreciation costs. These increases were offset in part by a reduction in environmental-related expenses. We recorded an expense of $368,000 during last year’s fourth quarter to accrue anticipated costs associated with a certain environmental remediation matter.

Our license agreements generally include minimum advertising and promotional spending requirements. Advertising and promotional costs charged to selling expense in support of our men's accessories business, exclusive of cooperative advertising and display expenditures (which are included in net sales and cost of sales, respectively), totaled 2.5% of net sales for the year ended December 31, 2008 compared to 2.2% in 2007.

Promotional Expenditures

We routinely make advertising and promotional expenditures to enhance our business and support the advertising and promotion activity of our licensors. Promotional expenditures included in selling and administrative expenses totaled $2,898,000, $2,790,000, and $2,752,000 and, as a percentage of net sales, were 2.5%, 2.2%, and 2.4% for 2008, 2007, and 2006, respectively. We also make expenditures in support of cooperative advertising arrangements with certain of our retail customers. These expenses, which are included in net sales, totaled $1,183,000, $1,087,000, and $1,065,000 in 2008, 2007, and 2006, respectively. Expenditures for merchandise displays and fixturing, which we include in cost of sales, decreased $548,000 to $444,000 in 2008 compared to $992,000 in 2007. The decrease during 2008 was due principally to costs associated with a display program in connection with the expansion during 2007 of a certain private-label belt merchandise program. Display expenditures in 2006 were $588,000.

Other (income) expense

During the fourth quarter of 2008, we received $2,000,000 from one of our insurance companies in connection with the settlement of a coverage dispute associated with certain insurance policies purchased by us that covered a number of prior years. The settlement amount was recorded as other (income) in our statement of income for the quarter and 12 months ended December 31, 2008.

Interest Expense

Net interest expense for the year ended December 31, 2008 decreased $782,000 or 47.4% to $867,000 compared to $1,649,000 for the prior year. The decrease was due mainly to a significant decline in short-term interest rates during the year as well as to a decrease in average outstanding revolving credit balances compared to last year (see "Liquidity and Capital Resources"). Average borrowings decreased 12.8% during 2008 compared to the previous year mainly due to a reduction in working capital requirements associated with lower net sales. Working capital requirements generally increased during the second and third quarters of 2007 in anticipation of higher net sales and the launch of our Tumi belt and personal leather goods collections.

Provision for Income Taxes

We recorded an income tax provision of $1,376,000 during 2008 compared to a provision of $3,582,000 during 2007. Our effective tax rate in 2008 was 39.7% compared to 42.0% in 2007. The decrease was mainly due to a decline in the amount of the valuation allowance provided against our net deferred tax asset in 2008 compared to 2007. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon our evaluation at December 31, 2008, we recorded a valuation allowance of $184,000 against our deferred tax asset in connection with certain state net operating loss carryforwards which are not expected to be realized.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 had no effect on our financial condition, results of operations, and cash flows during 2008.

Liquidity and Capital Resources

Cash provided by operations in 2008 was $2,713,000 compared to cash used of $2,756,000 in 2007. Cash was provided during 2008 mainly by net income, depreciation and amortization, other non-cash charges including bad debt write-offs and stock option compensation expense, and decreases in net accounts receivable and inventory. These were offset in part by decreases in accounts payable and other current liabilities as well as increases in other current assets, primarily prepaid income taxes. The aggregate decrease in accounts receivable and inventory totaled $4,304,000 in 2008 compared with an increase of $6,551,000 in 2007. Our investment in accounts receivable and inventory generally fell during 2008 in response to lower net sales, particularly during the fourth quarter. Inventories increased at a much more rapid rate in 2007 due the launch of our new Tumi collections during the third quarter and the expansion of certain belt merchandise programs during the first half of 2007. In addition, inventory levels last year increased at a somewhat greater rate than net sales in response to our continuing commitment to provide outstanding service to our retail customers despite a moderation in retail sales trends during the latter half of the year.

The decrease in accounts receivable during 2008 was primarily due to lower net sales during our fall selling season, particularly during the fourth quarter, compared to the prior year. Net sales decreased 19.2% and 11.4% for the quarter and year ending December 31, 2008, respectively compared to the corresponding periods in 2007. The decreases were largely attributable to a decline in retail spending generally as economic activity weakened during the latter half of 2008, reducing consumer traffic for many of our department and chain store customers. The decrease in accounts payable primarily reflects a reduction in inventory purchases during the fourth quarter relative to the prior year.

Cash used in investing activities was $515,000 in 2008 compared to $1,105,000 in 2007. The decrease in cash used in 2008 was mainly due to a reduction in capital expenditures and premiums paid on certain life insurance policies owned by the Company.

Cash used in financing activities during 2008 was $4,194,000 compared to cash generated of $5,301,000 in 2007. Cash was used in 2008 primarily to reduce borrowings under our revolving credit agreement and for the purchase of treasury stock. In 2007, cash was provided as net borrowings under our credit agreement increased to support working capital requirements during the year as well as for the purchase of treasury stock.

Working capital financing is provided primarily by cash flows from operating activities and a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"), which has a maturity date of June 29, 2012. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, however, only to the extent the maximum revolving credit amount exceeds $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. At December 31, 2008 and 2007, we had unused lines of $21,911,000 and $18,711,000, respectively. As of December 31, 2008, we were in compliance with all covenants contained within the 2004 Loan Agreement.

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

In the ordinary course of business, we are contingently liable for performance under letters of credit which aggregated approximately $84,000 at December 31, 2008. We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

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

The increase in gross profit dollars during 2007 was principally due to the increase in net sales offset in part by higher in-store markdowns and other dilutive promotional allowances. The decrease in gross profit as a percentage of net sales was mainly due to an increase in net product costs, including certain expenses associated with packaging and shipping, as well as a less favorable sales mix resulting from a reduction in net sales of our relatively high-margin men’s jewelry merchandise. The increases in product cost during 2007 were in part due to our increased use of air freight as opposed to less expensive ocean transportation as well as other merchandise-related expenses, including packaging, boxing, price ticketing and handling. Inventory control costs were lower in 2007 reflecting a decrease in merchandise markdowns. Display costs increased during the year mainly due to fixturing programs associated with the expansion of a certain private label belt program.

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

Interest Expense

Net interest expense for the year ended December 31, 2007 decreased $5,000 or less than 1% compared to 2006. The decrease was due to lower average borrowing rates particularly during the second half of 2007, offset in part by an increase in average outstanding revolving credit balances compared to last year (see "Liquidity and Capital Resources"). The increase in average borrowings during 2007 was due to higher inventories associated with the increase in net sales and the launch of our Tumi belt and personal leather goods collections mainly during the third quarter.

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

We adopted the provisions of the Financial Accounting Statndards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 had no effect on our financial condition, results of operations, and cash flows during 2007.

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

Working capital financing is provided primarily by cash flows from operating activities and a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"), which has a maturity date of June 29, 2012. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, however, only to the extent the maximum revolving credit amount exceeds $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. At December 31, 2007 and 2006, we had unused lines of $18,711,000 and $20,449,000, respectively. During 2006, the 2004 Loan Agreement was amended to temporarily increase the maximum amount of borrowings to $28,000,000 during the period from September 1, 2006 through December 31, 2006. As of December 31, 2007, we were in compliance with all covenants contained within the 2004 Loan Agreement.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, however, the FASB issued FASB Staff Position FAS 157-2 delaying the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities. The delayed provisions of SFAS 157 will be effective for us in fiscal 2009. We do not presently anticipate that the adoption of the delayed provisions will have a material effect on our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. Adoption of SFAS 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following the current accounting literature.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities aimed at improving the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate that the adoption of SFAS 161 will have a material effect on our financial condition, results of operations and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset under SFAS No. 142. FSP No. 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material effect on our financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

    Not applicable.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
Financial Statements:
Balance Sheets as of December 31, 2008 and 2007	22
Statements of Income for each of the three Years Ended December 31, 2008, 2007 and 2006	23
Statements of Changes in Stockholders' Equity and Comprehensive Income for each of the three Years Ended December 31, 2008, 2007 and 2006	24
Statements of Cash Flows for each of the three Years Ended December 31, 2008, 2007 and 2006	25
Notes to Financial Statements	26 – 43
Financial Statement Schedule II *	63

*All other schedules have been omitted because they are not applicable or not required as the required information is included in the Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Swank, Inc.

New York, New York

We have audited the accompanying balance sheets of Swank, Inc. (the "Company") as of December 31, 2008 and 2007 and the related statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 63. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit over its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 63, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Boston, Massachusetts
March 30, 2009

Swank, Inc.
Balance Sheets as of December 31,
(Dollars in thousands)

Assets	2008	2007
Current:
Cash and cash equivalents	$343	$2,339
Accounts receivable, less allowances of $5,419 and $5,052, respectively	13,502	18,327
Inventories, net:
Work in process	1,174	1,054
Finished goods	25,113	25,611
Total inventories, net	26,287	26,665
Deferred taxes, current	1,874	2,929
Prepaid and other current assets	2,966	1,075
Total current assets	44,972	51,335
Property, plant and equipment, at cost:
Land and buildings	29	29
Machinery, equipment and software	1,869	1,560
Leasehold improvements	847	771
Total property, plant and equipment at cost	2,745	2,360
Less accumulated depreciation	1,583	1,243
Total property, plant and equipment, net	1,162	1,117
Deferred taxes, noncurrent	2,242	2,106
Other assets	3,638	3,601
Total noncurrent assets	7,042	6,824
Total Assets	$52,014	$58,159

Liabilities
Current:
Note payable to bank	$10,005	$13,199
Current portion of long-term obligations	891	632
Accounts payable	4,222	7,057
Accrued employee compensation	1,126	1,752
Accrued royalties payable	945	1,014
Income taxes payable	40	471
Other current liabilities	1,062	1,432
Total current liabilities	18,291	25,557
Total long-term obligations, net of current portion	6,048	6,321
Total Liabilities	24,339	31,878
Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $1.00 Authorized - 1,000,000 shares	-	-
Common stock, par value $.10 Authorized -- 43,000,000 shares
Issued - 6,385,379 and 6,385,379 shares	639	639
Capital in excess of par value	2,037	1,826
Retained earnings	27,478	25,386
Accumulated other comprehensive (loss)	(378)	(469)
Treasury stock at cost – 736,999 and 373,574 shares	(2,101)	(1,101)
Total Stockholders' Equity	27,675	26,281
Total Liabilities and Stockholders' Equity	$52,014	$58,159

The accompanying notes are an integral part of the financial statements.

Swank, Inc.
Statements of Income
For Each of the Three Years Ended December 31,
(In thousands, except share and per share data)

	2008	2007	2006
Net sales	$113,967	$128,615	$119,059
Cost of goods sold	78,132	85,799	77,669
Gross profit	35,835	42,816	41,390
Selling and administrative expenses	33,502	32,638	29,950
Other (income) – Insurance settlement	(2,000)	-	-
Income from operations	4,333	10,178	11,440
Interest expense, net	867	1,649	1,654
Income before provision (benefit) for income taxes	3,466	8,529	9,786
Provision (benefit) for income taxes	1,376	3,582	(4,203)
Net income	$2,090	$4,947	$13,989

Share and per share information:
Weighted average common shares outstanding -- basic	5,961,066	6,070,708	5,883,219
Basic net income per common share	$.35	$.81	$2.38

Weighted average common shares outstanding -- diluted	5,961,921	6,072,073	5,938,345
Diluted net income per share	$.35	$.81	$2.36

The accompanying notes are an integral part of the financial statements.

Swank, Inc

Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

For Each of the Three Years Ended December 31, 2008, 2007 and 2006 (Dollars in thousands)	Common Stock, Par Value $.10		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount				Shares	Amount
Balance, December 31, 2005	5,908,712	$591	$1,460	$6,450	$(102)	176,791	$(341)	$8,058

Net income				13,989				13,989	$13,989
Exercise of stock options	355,001	35	25					60
Common stock repurchased						78,812	(183)	(183)
Converted debt	116,666	12	338					350
Partial repayment of loan to ESOP						50,077	(80)	(80)
Other comprehensive (loss):
Change in minimum pension liability					(14)			(14)	(14)
Unrealized (loss) on securities available for sale					(19)			(19)	(19)
Total comprehensive income					(33)				$13,956

Adjustment to initially apply SFAS No. 158, net of tax of $307					(595)			(595)

Balance, December 31, 2006	6,380,379	638	1,823	20,439	(730)	305,680	(604)	21,566

Net income				4,947				4,947	$4,947
Exercise of stock options	5,000	1	3					4
Common stock repurchased						67,894	(497)	(497)
Other comprehensive income (loss):
Change in minimum pension liability					60			60	60
Unrealized (loss) on securities available for sale					(1)			(1)	(1)
Minimum pension liability adjustment,
net of tax (benefit) of (135)					202			202	202
Total comprehensive income									$5,208

Balance, December 31, 2007	6,385,379	639	1,826	25,386	(469)	373,574	(1,101)	26,281

Net income				2,090				2,090	$2,090
Stock-based compensation expense			211					211
Common stock repurchased						363,425	(1,000)	(1,000)
Other				2				2
Other comprehensive income (loss):
Change in minimum pension liability					32			32	32

Minimum pension liability adjustment, net of tax (benefit) of (47)					59			59	59
Total comprehensive income									$2,181

Balance, December 31, 2008	6,385,379	$639	$2,037	$27,478	$(378)	736,999	$(2,101)	$27,675

The accompanying notes are an integral part of the financial statements.

Swank, Inc.
Statements of Cash Flows
(Dollars in thousands)

For Each of the Three Years Ended December 31,

	2008	2007	2006
Cash flow from operating activities:
Net income	$2,090	$4,947	$13,989
Adjustments to reconcile net income to net cash provided by (used in) operations:
Provision (recoveries) for bad debt	566	(205)	127
Depreciation and amortization	436	252	207
Stock-based compensation expense	211	-	-
Loss on disposition/impairment of fixed assets	-	-	13
Decrease in cash surrender value of life insurance	8	27	24
Decrease in deferred income tax	919	273	2,346
Increase (decrease) in deferred income tax valuation allowance	-	157	(7,810)
Changes in assets and liabilities:
Decrease (increase)in accounts receivable	4,259	(3,302)	(3,685)
Decrease (increase) in inventories	378	(3,249)	(5,661)
(Increase) decrease in prepaid and other assets	(1,901)	(307)	24
(Decrease) increase in accounts payable, accrued and other liabilities	(3,641)	(1,177)	1,657
(Decrease) increase in income taxes payable	(431)	(563)	729
(Decrease) increase in other long-term obligations and deferred credits	(181)	391	(234)
Net cash provided by (used in) operations	2,713	(2,756)	1,726
Cash flow from investing activities:
Capital expenditures	(392)	(883)	(53)
Premiums on life insurance	(123)	(222)	(217)
Net cash (used in) investing activities	(515)	(1,105)	(270)
Cash flow from financing activities:
Borrowings under revolving credit agreements	58,831	69,734	54,111
Payments of revolving credit obligations	(62,025)	(63,940)	(54,970)
Treasury stock received	(1,000)	(497)	(263)
Proceeds from stock option exercises	-	4	60
Net cash (used in) provided by financing activities	(4,194)	5,301	(1,062)
Net (decrease) increase in cash and cash equivalents	(1,996)	1,440	394
Cash and cash equivalents at beginning of year	2,339	899	505
Cash and cash equivalents at end of year	$343	$2,339	$899
Cash paid during the year for:
Interest	$867	$1,649	$1,647
Income taxes	$2,628	$3,989	$284

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

A.	The Company

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

Allowances for Accounts Receivable

Our allowances for receivables are comprised of cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2008, 2007 and 2006 were $566,000, $(205,000), and $127,000, respectively.

Concentration of Credit Risk

We sell products primarily to major retailers within the United States. Our three largest customers combined accounted for approximately 38%, 39%, and 48%, respectively, of trade receivables (gross of allowances) at December 31, 2008, 2007, and 2006, respectively.

In fiscal 2008, net sales to our three largest customers, Macy’s, Inc. ("Macy’s"), Kohl’s Department Stores (“Kohl’s”) and The TJX Companies, Inc. ("TJX"), accounted for approximately 20%, 15% and 9%, respectively, of our net sales. In fiscal 2007, net sales to our three largest customers, Macy’s, Kohl’s and TJX, accounted for approximately 18%, 13%, and 11%, respectively, of our net sales, and in fiscal 2006, net sales to those customers accounted for approximately 24%, 13%, and 10%, respectively, of our net sales. No other customer accounted for more than 10% of net sales during our last three fiscal years. Exports to foreign countries accounted for approximately 10% of net sales in fiscal years 2008 and 2007 and 7% of net sales fiscal 2006.

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

Other Assets

Other Assets includes approximately $89,000 in restricted cash in connection with a security deposit associated with a sublease for certain of our leased property.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2008 and 2007. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at December 31, 2008 and 2007.

Advertising Costs

The Company charges advertising costs to expense as they are incurred. Total expenditures charged to advertising expense during 2008, 2007, and 2006 were $2,898,000, $2,790,000, and $2,752,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs as part of selling expenses in our statement of income.  Total shipping and handing costs were $5,791,000, $5,856,000, and $5,314,000 for 2008, 2007 and 2006, respectively.

Environmental Costs

In accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note H to the financial statements for additional discussion).

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004, "SFAS 123R"), “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”. Instead, companies are now required to account for such transactions using a fair-value method and recognize the expense in the statement of income. We adopted SFAS 123R under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. The results for prior periods are not restated. Stock options issued by us prior to January 1, 2006 to certain executives and non-employee directors under either our 1998 Equity Incentive Compensation Plan (the “1998 Plan”) or 1994 Non-Employee Director Plan (the “1994 Director Plan”) respectively, vested immediately (see Note G).

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives. The 1998 Plan provided for a maximum grant of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards (see Note G). We did not grant any stock options during either of the fiscal years ended December 31, 2007 or December 31, 2006.

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

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income as reported	$ 2,090	$ 4,947	$ 13,989
Add back interest expense on convertible note, net of income taxes	-	-	12
Net income used for diluted earnings per share calculation	$ 2,090	$ 4,947	$ 14,001
Denominator:
Shares used in computing basic net income per weighted average common share outstanding	5,961,066	6,070,708	5,883,219
Effect of dilutive securities	855	1,365	55,126
Shares used in computing net income per weighted average common share outstanding assuming dilution	5,961,921	6,072,073	5,938,345

Basic net income per weighted average common share outstanding	$ .35	$ .81	$ 2.38
Diluted net income per weighted average common share outstanding	$ .35	$ .81	$ 2.36

As of December 31, 2008, 2007, and 2006, options to purchase 376,667, 1,667, and 8,333 shares, respectively, were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Reporting comprehensive income (loss) requires that certain items recognized under accounting principles generally accepted in the United States as separate components of stockholders' equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) was $91,000, $261,000, and ($33,000) in 2008, 2007 and 2006, respectively. Income (loss) in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to our defined benefit plan and from unrealized gains (losses) on securities available for sale.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, however, the FASB issued FASB Staff Position FAS 157-2 delaying the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities. The delayed provisions of SFAS 157 will be effective for us in fiscal 2009. We do not presently anticipate that the adoption of the delayed provisions will have a material effect on our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS 141R is effective for fiscal years beginning after

December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. Adoption of SFAS 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following the current accounting literature.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities aimed at improving the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate that the adoption of SFAS 161 will have a material effect on our financial condition, results of operations and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset under SFAS No. 142. FSP No. 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material effecton our financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations and cash flows.

C.         Short-Term Borrowings

(Dollars in thousands)
	2008	2007
At December 31:
Total lines	$ 32,000	$ 32,000
Weighted average interest rate	4.50%	7.75%
For the year:
Monthly average borrowing outstanding	14,484	16,619
Maximum borrowing outstanding at any month end	20,854	23,410
Monthly interest rate (weighted average)	5.45%	9.66%
Balance outstanding at December 31	10,005	13,199

The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under our revolving credit facility for seasonal working capital needs.

The Company’s revolving credit line is provided by Wells Fargo Foothill, Inc. (“WFF”) under a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"), which has a maturity date of June 29, 2012. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, however, only to the extent the maximum revolving credit amount exceeds $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. At December 31, 2008 and 2007, we had unused lines of $21,911,000 and $18,711,000, respectively. As of December 31, 2008, we were in compliance with all covenants contained within the 2004 Loan Agreement.

In the ordinary course of business, we are contingently liable for performance under letters of credit which aggregated approximately $84,000 at December 31, 2008. We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

D.            Income Taxes

The components of income taxes are as follows:

For each year ended December 31,
(Dollars in thousands)
	2008	2007	2006
Provision (benefit) for income taxes:
Currently payable:
Federal	$419	$2,606	$915
State	38	547	45
Deferred:
Federal	917	292	(4,696)
State	2	137	(467)
	$1,376	$3,582	$(4,203)
Deferred tax provision (benefit):
Deferred compensation	$39	$55	$92
Inventory capitalization	53	(203)	34
Environmental costs	776	148	93
SFAS No. 158 adjustment	36	103	-
Postretirement benefits	(58)	44	(259)
Federal NOL carryforwards	-	-	1,676
State NOL carryforwards	2	137	536
AMT credit carryforwards	-	150	617
Other items	(113)	(162)	(142)
Valuation allowance	184	157	(7,810)
	$919	$429	$(5,163)
A reconciliation of the Company's effective income tax rate is as follows:
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	5.4	5.4	5.7
Valuation allowance	.8	1.8	(80.6)
Other items, net	(.5)	.8	(2.6)
Effective income tax rate	39.7%	42.0%	(43.5)%
Components of the net deferred tax asset:
Deferred tax assets:
Accounts receivable reserves	$961	$1,048	$1,115
Deferred compensation	40	79	134
Inventory capitalization	568	620	418
Postretirement benefits	1,996	1,937	1,982
Inventory reserves	264	290	253
Workman's compensation	9	36	65
State NOL carryforwards	331	333	470
AMT credit carryforwards	-	-	150
Environmental costs	(194)	582	434
SFAS No. 158 adjustment	102	185	307
Other	212	252	292
Gross deferred asset	4,289	5,362	5,620
Deferred tax liabilities:
Depreciation	11	(170)	(156)
Valuation allowance	(184)	(157)	-
Net deferred tax asset	$4,116	$5,035	$5,464

We recorded income tax provisions of $1,376,000 and $3,582,000 during 2008 and 2007, respectively, compared to an income tax benefit of $4,203,000 during 2006. The income tax benefit recorded in 2006 resulted from the reversal of a valuation allowance against our net deferred tax asset that had been established during previous fiscal years. In accordance with the criteria established in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon the results of that evaluation, we determined at December 31, 2006 that it was more likely than not that our existing deferred tax assets would be fully utilized and accordingly, reversed the remaining valuation allowance. The release of the valuation allowance resulted in a net income tax benefit in 2006. As a result of our evaluations at December 31, 2008 and 2007, we recorded valuation allowances of $184,000 and $157,000, respectively, against our deferred tax assets in connection with certain state net operating loss carryforwards which are not expected to be fully realized.

At December 31, 2006, we had utilized all of our remaining federal net operating loss carryforwards which had totaled approximately $5,108,000 at December 31, 2005. At December 31, 2008, we have remaining state net operating loss carryforwards of approximately $4,145,000 which expire through 2010. These loss carryforwards are available to reduce state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As described above, at December 31, 2008 we recorded a valuation allowance of $184,000 against our deferred tax asset in connection with certain of these state carryforwards. Our remaining alternative minimum tax credit carryforward, which totaled approximately $150,000 at December 31, 2006, was fully utilized during 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with FIN 48, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Upon adoption on January 1, 2007 and as of December 31, 2008, we had no unrecognized tax benefits recorded. We do not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2008 will significantly change within the next 12 months.

E.            Long-Term Obligations

Long-term obligations at December 31 are as follows:

(Dollars in thousands)
	2008	2007
Benefits under 1987 Deferred Compensation
Plan and Postretirement benefits (See Note F)	$ 5,154	$ 5,106
Environmental liabilities (See Note H)	1,509	1,472
Supplemental death benefits	-	13
Obligation on property sublease	162	272
Deposits and other	114	90
Total long-term obligations, including current portion	6,939	6,953
Less current portion	(891)	(632)
Total long-term obligations	$ 6,048	$ 6,321

F.	Employee Benefits

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

The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the Board's discretion. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses associated with contributions to the Plan were $272,000, $200,000, and $225,000, for 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the Plan held a total of 2,226,641 and 2,392,384 shares, respectively, of our outstanding common stock, including 41,596 and 25,433 shares which had not been allocated to participants at December 31, 2008 and 2007, respectively. From time to time, we make loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2008 or December 31, 2007.

In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock. Purchases will be made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by us to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 112,455 shares. The Plan purchased 15,789 shares during 2008 and no shares during 2007.

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

The following table sets forth a reconciliation of the beginning and ending balances of our postretirement benefits, and defined benefits under our 1987 Deferred Compensation Plan described below:

For each year ended December 31,
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year:	$4,905	$5,018	$201	$326
Service cost	14	14	-	-
Interest cost	295	290	7	13
Participants' contributions	-	-	-	-
Amendments	-	-	-	-
Actuarial (gain) loss	(14)	(273)	(1)	1
Benefits paid	(148)	(144)	(105)	(139)
Benefit obligation at end of year (1)	$5,052	$4,905	$102	$201

Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	148	144	105	139
Participants' contributions	-	-	-	-
Benefits paid	(148)	(144)	(105)	(139)
Fair value of Plan assets at end of year	$-	$-	$-	$-
Funded status	$(5,052)	$(4,905)	$(102)	$(201)
Unrecognized actuarial (gain) loss (2)	(88)	(74)	3	8
Unrecognized transition obligation (2)	450	569	-	-
Accrued benefit cost	$(4,690)	$(4,410)	$(99)	$(193)

(1)

Amounts totaling $548,000 and $481,000 have been included in accrued employee compensation as of December 31, 2008 and 2007, respectively. The remaining balance has been included in long-term obligations as set forth in Note E.

(2)	These amounts are included in accumulated other comprehensive (loss), net of tax on the balance sheets and have not yet been recognized as components of net periodic benefit cost.

In fiscal year 2009, we expect to recognize in net periodic pension cost $119,000 of the unrecognized transition obligation. We do not expect to recognize any of the unrecognized actuarial gain because the $88,000 is within the 10% corridor of non-recognition.

The weighted-average discount rate used in determining the accumulated benefit obligations was 6.25%, 6.25%, and 6.00% at December 31, 2008, 2007, and 2006, respectively. For measurement purposes, a 8.00% annual rate of increase is assumed for 2008 in both the per capita cost of covered Medicare Part B health care benefits and AARP Medicare Supplemental Coverage. This rate is assumed to decrease gradually for both programs to 5.00% by 2014 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 6.25%, 4.75%, and 5.00% at December 31, 2008, 2007, and 2006, respectively. Net periodic pension costs for the fiscal years ended December 31, 2008, 2007 and 2006 were determined using discount rates of 4.75%, 5.00% and 4.50%, respectively.

Net periodic postretirement and defined benefit cost for 2008, 2007 and 2006 included the following components:

(Dollars in thousands)
For each year ended December 31,
	Postretirement Benefits			Defined Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$ 14	$ 14	$ 14	$ -	$ -	$ -
Interest cost	295	290	274	7	13	20
Recognized actuarial loss	-	-	-	4	7	28
Amortization of transition obligation	119	119	119	-	-	-
Net periodic benefit costs included in selling and administrative expenses	$ 428	$ 423	$ 407	$ 11	$ 20	$ 48

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $1,000 and the postretirement benefit obligation by $41,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $7,000 and the postretirement benefit obligation by $23,000, respectively.

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

We use loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that we have the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $5,606,000 and $5,484,000 at December 31, 2008 and 2007, respectively, which is included in other assets, net of policy loans aggregating approximately $2,143,000 and $2,122,000, respectively. We presently have no intention of repaying any policy loans and expect that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $113,000, $112,000 and $110,000 in 2008, 2007, and 2006, respectively, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 5.5%, 5.3%, and 5.4% at December 31, 2008, 2007 and 2006, respectively.

No cash contributions in 2009 are expected for the benefit plans other than funding current benefit payments.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure our benefit obligations at December 31, 2008.

(Dollars in thousands)
	Postretirement Benefits	Defined Benefits
2009	$ 446	$ 105
2010	451	-
2011	450	-
2012	452	-
2013	450	-
2014 through 2018	2,099	-

G.	Stock Options

In 1994, we established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable. No options were granted in 2008, 2007 or 2006 as all of the remaining shares of common stock available under the directors’ plan had been granted.

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

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives. Of these 375,000 shares, 260,000 incentive stock option shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to SFAS 123(R) and Staff Accounting Bulletin No. 107. The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. SFAS 123(R) requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the twelve months ended December 31, 2008:

Granted Twelve months ended December 31, 2008
Expected volatility	70%
Risk-free interest rate	2.73%
Expected option life	4 years
Expected dividend yield	N/A
Assumed forfeiture rate	0%

The weighted average grant date fair value of share options granted during the twelve months ended December 31, 2008 was $2.70. There were no stock options exercised and the Company did not recognize any related tax benefits during the twelve months ended December 31, 2008 or 2007. During 2008, we recognized $211,000 in compensation expense related to this grant. As of December 31, 2008, there was $802,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of SFAS 123(R) that is expected to be recognized over the vesting period of the grant.

The following table summarizes stock option activity for the years 2006 through 2008:

		Weighted Average
	Option Shares	Exercise Price
Outstanding at December 31, 2005	363,334	$ .19
Exercised	(355,001)	.17
Outstanding at December 31, 2006	8,333	$ .79
Exercised	(5,000)	.73
Expired	(1,666)	.18
Outstanding at December 31, 2007	1,667	$ 1.60
Granted	375,000	5.21
Outstanding at December 31, 2008	376,667	$ 5.19

Options outstanding as of December 31, 2008 were as follows:

		Weighted	Weighted		Weighted
Exercise	Shares	Average	Average	Shares	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.60 - $5.56	376,667	4.16	$5.19	1,667	$1.60

A summary of option activity under the stock-based compensation plans as of December 31, 2008 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value * (000s)
Outstanding at December 31, 2007	1,667	$1.60	2.61	$ 6
Granted	375,000	5.21	4.17	-
Outstanding at December 31, 2008	376,667	$5.19	4.16	$ -

Vested or expected to vest at December 31, 2008	1,667	$1.60	1.61	$ -

Exercisable at December 31, 2008	1,667	$1.60	1.61	$ -

* The aggregate intrinsic value on this table was calculated based on the positive difference between the market value of our common stock and the exercise price of the underlying options.

H.           Commitments and Contingencies

We lease certain of our warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expense amounted to $2,450,000, $2,079,000 and $2,124,000 in 2008, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

(Dollars in thousands)
2009	$ 2,265
2010	1,430
2011	179
2012	-
2013	-
Thereafter	-
Total minimum payments	$ 3,874

We own the rights or have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions. Our “Kenneth Cole", “Tommy Hilfiger”, “Nautica”, "Geoffrey Beene", "Claiborne", “Tumi”, "Guess?", “Ted Baker”, “Chaps”, "Pierre Cardin”, “Donald Trump”, “Buffalo David Bitton”, and “US Polo Association” licenses collectively may be considered material to our business. At December 31, 2008, we are obligated to pay minimum royalty and advertising under certain license agreements as follows: 2009 - $8,831,000; 2010 - $9,200,000; 2011 - $5,404,000; and 2012 - $384,000. Our license agreements generally require us to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $89,000, $103,000, and $94,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We regularly assess the status of our license agreements and anticipate renewing those contracts expiring in 2009, subject to the negotiation of terms and conditions satisfactory to us.

On June 7, 1990, we received notice from the United States Environmental Protection Agency ("EPA") that we, along with fifteen others, had been identified as a Potentially Responsible Party ("PRP") in connection with the release of hazardous substances at the Shpack Superfund site located in Attleboro and Norton, Massachusetts (the “Site”).  We, along with six other PRP's, subsequently entered into an Administrative Order by Consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the "RI/FS") with respect to the alleged contamination at the Site. The RI/FS of the Site was completed and EPA prepared its record of decision.  On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Site.

We, twelve other parties (the “PRP Group”), along with the Town of Norton, Massachusetts and the United States Department of Energy (“USDOE”), signed a judicial consent decree relating to the Site, which was lodged on December 9, 2008 with the United States District Court for the District of Massachusetts, Eastern Division and was approved by that court on January 27, 2009. The PRP Group members have agreed in the consent decree, jointly and severally, to perform certain remediation activities at the Site in accordance with a statement of work agreed to between United States Environmental Protection Agency ("EPA"), on the one hand, and, on the other hand, the PRP Group and USDOE.

EPA estimated the total cost of remediation at the Site to be approximately $43 million, which includes two response actions at the site. The first action, managed by the U.S Army Corps of Engineers and which is in process, is designed to remove radiological contamination. The second action, led by EPA, is designed to remove non-radioactive contamination. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than the third quarter of 2010). At that time, we anticipate that the costs to complete remediation at the Site may be significantly reduced. Since the Company did not generate or deposit at the Site any radioactive materials, the Company should not be responsible for participating in the first response action, nor should the Company be responsible for any increased costs of remediation at the Site during the second phase due to the presence of any remaining radiological contamination (USDOE has agreed in the consent decree to be responsible for one-half of such increased costs). We believe that this matter will not have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site. At December 31, 2008 we had accrued approximately $1,400,000 for potential costs associated with this site.

On March 20, 2008, Sandra J. Hannan and Cheryl M. Corbett each filed an action in Superior Court, Bristol County, Massachusetts against a number of defendants, including the Company and certain members of the PRP Group. Each plaintiff has alleged, among other things, that she developed cancer as a result of exposure to substances at the Site, and is asking for unspecified damages. Both actions are in the discovery stage. The Company presently intends to vigorously defend these matters.

In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. The estimated cost of remediation by natural attenuation through 2017 is approximately $1.5 million. Based on current participation, our share of these costs is approximately $134,000. We believe that this site will not have any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying balance sheets (See Note E), exclusive of additional currently payable amounts of approximately $223,000 and $27,000 included in other current liabilities in 2008 and 2007, respectively. These amounts have not been discounted. We believe that the accompanying financial statements include adequate provision for environmental exposures.

In the ordinary course of business, we are contingently liable for performance under letters of credit which aggregated approximately $84,000 at December 31, 2008. We are required to pay a fee monthly presently equal to 2.0% per annum on the outstanding letter of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination.

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although there can be no assurance as to the disposition of these proceedings, we do not anticipate that these matters will have a material impact on our results of operations or financial condition.

I.             Promotional Expenses

Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance our business and, as described in Note H to the financial statements, certain license agreements require specified levels of spending. We charge advertising costs to expense as they are incurred. Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2008, 2007, and 2006 were $2,898,000, $2,790,000 and $2,752,000, respectively.

J.             Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). We adopted SFAS 157 on January 1, 2008 for our financial assets and financial liabilities. However, as discussed above in Note B to the Financial Statements, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our financial statements in fiscal 2008 and we do not expect that the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have a material effect when that provision is adopted in fiscal 2009.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at December 31, 2008. We do not have any other financial assets or liabilities that require disclosure of fair value at December 31, 2008.

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

(Dollars in thousands except per share data)	Quarter ending
	Mar 31	Jun 30	Sep 30	Dec 31
2008
Net sales	$24,718	$25,755	$28,685	$34,809
Gross profit	$7,447	$8,512	$8,962	$10,914
Net income	$(411)	$(128)	$53	$2,576
Net income per common share – basic	$(.07)	$(.02)	$.01	$.44
Net income per common share – diluted	$(.07)	$(.02)	$.01	$.44
2007
Net sales	$24,988	$29,256	$31,277	$43,094
Gross profit	$8,135	$9,207	$9,863	$15,611
Net income	$93	$571	$830	$3,453
Net income per common share – basic	$.02	$.09	$.14	$.57
Net income per common share – diluted	$.02	$.09	$.14	$.57

M.	Related Party Transactions

Three members of John Tulin’s family are employed by us in various positions and are compensated for services rendered by them to us.

We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with certain license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $89,000, $103,000, and $94,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

See Item 9A(T) below in this Form 10-K.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2008 of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 are effective in accumulating and communicating to them material information relating to the Company required to be included in reports that we must file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and our Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that:

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

Management assessed our internal control over financial reporting as at December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control--Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as at December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Title
John A. Tulin	62	Chairman of the Board, Chief Executive Officer and Director
James E. Tulin	57	Senior Vice President - Merchandising and Director
Paul Duckett	68	Senior Vice President - Distribution and Retail Store Operations
Melvin Goldfeder	72	Senior Vice President - Special Markets Division
Jerold R. Kassner	52	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Eric P. Luft	53	President and Director

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

John J. Macht, who is 72 years old, has been President of The Macht Group, a marketing and retail consulting firm, since July 1992. From April 1991 until July 1992, Mr. Macht served as Senior Vice President of Jordan Marsh Department Stores, a division of Federated Department Stores. Mr. Macht became a director in 1995 and is chairman of the Audit Committee.

Raymond Vise, who is 87 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987. Mr. Vise became a director in 1963 and is a member of the Audit Committee.

Michael M. Rubin, who is 51 years old, was elected as a director at our annual meeting of stockholders held in August 2007 and is a member of the Audit Committee. Mr. Rubin has been the managing member of mRm & Associates, a management consulting firm for more than the past five years.

Each director serves a three-year term and until the election and qualification of his successor.

Our Board of Directors has determined that Michael M. Rubin is an audit committee financial expert under applicable rules and regulations of the Securities and Exchange Commission, and meets the independence requirements under the rules of The Nasdaq Stock Market, Inc. for audit committee members.

There were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders held on August 21, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our Common Stock, to file initial reports of ownership, and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2008 were all timely filed.

Code of Ethics

We have adopted a Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Item 11.       Executive Compensation.

Director Compensation

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2008:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
John J. Macht	$56,500	--	--	--	--	$91,392 (1)	$147,892
Raymond Vise	$40,000	--	--	--	--	$8,973 (2)	$48,973
Michael M. Rubin	$44,000	--	--	--	--	--	$44,000

_________________

(1)

Under agreements between us and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between us and licensors introduced to us by The Macht Group, and in certain instances, based on net sales of specified private label products. Aggregate compensation earned by The Macht Group under this arrangement during 2008 was $88,522. Mr. Macht also receives reimbursement for travel and related expenses incurred by him in connection with his attendance at board of directors and committee meetings.

(2)

Mr. Vise receives reimbursement for certain medical insurance premiums paid by him pursuant to benefits provided to certain of the Company’s retirees under our Post-Retirement Benefits Plan. Aggregate compensation paid to Mr. Vise under this program during 2008 was $4,534. Mr. Vise also receives reimbursement for travel and related expenses incurred by him in connection with his attendance at board of directors and committee meetings.

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

Summary Compensation Table

The following table sets forth certain information concerning the compensation of John Tulin, our Chairman of the Board and Chief Executive Officer, Eric P. Luft, our President, and Melvin Goldfeder, a Senior Vice President (we call these officers our “Named Officers”):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e) (1)	Option Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John Tulin, Chairman of the Board and Chief Executive Officer	2008 2007	$500,000 $493,334	-- $150,000	$50,000 (2) ---	$35,500 ---	--- ---	--- ---	$70,918 (3)(7) $117,706	$656,418 $761,040
Eric P. Luft, President	2008 2007	$154,000 $154,000	$368,524 (4) $423,614	--- ---	$28,525 ---	--- ---	--- ---	$24,025 (5)(7) $52,157	$575,074 $629,771
Melvin Goldfeder, Senior Vice President	2008 2007	$130,000 $130,000	$272,300 (6) $319,604	--- ---	$28,525 ---	--- ---	--- ---	$16,112 (7) $36,318	$446,937 $485,922

____________

(1)

These amounts reflect the dollar value of stock and option awards recognized for financial statement reporting purposes during fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” (“SFAS 123(R)”). Pursuant to the provisions of SFAS 123(R), we recorded an expense in 2008 based on a fair value calculation of each grant using the Black-Scholes options pricing model. See Note G to the financial statements.

(2)

This amount reflects a stock award granted to Mr. Tulin on March 11, 2009 as a bonus earned for fiscal 2008 of 47,619 shares of the Company’s $.10 par value Common Stock (“Common Stock”) under the Swank, Inc. 2008 Stock Incentive Plan. The award was valued at $1.05 per share, the closing quoted price for the Common Stock on the date the shares were granted.

(3)

This amount includes financial planning services of $10,475, a special allowance of $43,200, travel allowances of $8,250, and automobile benefits (which include lease, insurance and maintenance expenses), and premiums paid by the Company on certain life insurance policies owned by the Company.

(4)	This amount includes sales commissions of $360,524.
(5)	This amount includes automobile benefits of $10,725.
(6)	This amount includes sales commissions of $267,500.
(7)

These amounts also include premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers and Company matches on deferrals made by the Named Officers to their 401(k) accounts under the Retirement Plan.

On February 28, 2008, Mr. Tulin was awarded stock options for 65,000 shares of our Common Stock at an exercise price of $5.56 per share. On that date, Messrs. Luft and Goldfeder also received awards for 50,000 shares each at an exercise price of $5.05 per share. Each options award vests over a period of four years with 25% of the award vesting on each of the first, second, third, and fourth anniversaries of the grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options held by the Named Officers at December 31, 2008. No equity incentive plan awards, including SARs, restricted stock, restricted stock units, or similar instruments, were held by the Named Officers at December 31, 2008.

2008 Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
John Tulin	---	65,000 (1)	---	$5.56	2/28/13
Eric P. Luft	---	50,000 (1)	---	$5.05	2/28/13
Melvin Goldfeder	---	50,000 (1)	---	$5.05	2/28/13

______________

(1)

On February 28, 2008, Mr. Tulin was awarded stock options for 65,000 shares of our Common Stock at an exercise price of $5.56 per share. On that date, Messrs. Luft and Goldfeder also received awards for 50,000 shares each at an exercise price of $5.05 per share. In each case, the options award vests over a period of four years with 25% of the award vesting on each of the first, second, third, and fourth anniversaries of the grant.

Option Exercises and Stock Vested

No stock options, SARs, restricted stock, restricted stock units or similar instruments were exercised by any of the Named Officers during the fiscal year ended December 31, 2008.

Retirement Plans

During fiscal 2008, we maintained in effect the 1987 Deferred Compensation Plan, as amended (which we refer to as the “1987 Plan”). Messrs. Luft and Goldfeder are the only Named Officers that participate in the 1987 Plan. The 1987 Plan was originally adopted to provide certain of our executives with the ability to defer some of their compensation until retirement. We did not make any contributions to the 1987 Plan. The compensation the executives deferred, plus interest on those deferrals, were intended to be paid to the executives in the form of a monthly annuity payment over a period of 10 years. However, in 1999, we agreed with the executives who were not already receiving payments that no further deferrals would be made and that amounts already deferred, along with interest earned, would be returned to them. Since then, all of the compensation the executives previously had deferred has been returned to them. Interest on the deferred compensation continues to be paid to the executives, and earnings continue to accrue on the remaining interest amounts to be distributed. The interest rate used to credit earnings to each participant’s outstanding balance is based on the age and tenure of each participant and ranges from 6.5% per annum to 8.5% per annum. Interest paid under the 1987 Plan to Mr. Luft during 2008 was $3,910. Our final payment in connection with Mr. Goldfeder’s benefits under the 1987 Plan was made in 2007. We anticipate that Mr. Luft’s remaining benefits will be distributed to him no later than the end of 2009.

Effective January 1, 1994, the Company amended and restated the Swank, Inc. Employees' Stock Ownership Plan in a merger with the Swank, Inc. Employees' Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became the Retirement Plan. The Retirement Plan incorporates characteristics of the three predecessor plans, and covers substantially all of our full time employees. The savings (401(k)) component of the Retirement Plan provides employees an election to reduce taxable compensation through contributions to the Retirement Plan. The Company may make matching annual cash contributions in the discretion of our Board of Directors. Shares of Common Stock acquired by the stock ownership component of the Retirement Plan are allocated to participating employees, and are vested on a prescribed schedule.

The Company provides post-retirement life insurance, supplemental pension and medical benefits for certain groups of active and retired employees. These benefits are generally available to our senior corporate officers. The post-retirement medical plan is contributory, with contributions adjusted annually; the death benefit is noncontributory. Included among these benefits are Medicare Supplement health insurance plans and reimbursement of Medicare Part B insurance premiums for qualifying corporate officers and their spouses. In addition, we provide a post-retirement life insurance plan for certain qualifying management employees as well as an additional executive post-retirement life insurance benefit for senior corporate and divisional officers. Employees generally are required to satisfy certain age and service requirements to receive these benefits.

Terminated Pension Plans

In 1983, we terminated our pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments. The accrued annual benefits for Messrs. John Tulin and Melvin Goldfeder under these annuities are $11,910 and $12,230, respectively.

Employment Contracts and Severance Agreements

We are a party to an amended and restated employment agreement with John Tulin. This agreement terminates on December 31, 2009, but on each December 31 during the term, the term is automatically extended so that on that last day of each calendar year, the employment term will be a three calendar year period, unless either we or John Tulin gives the other at least thirty (30) days notice that there will be no extension. Mr. Tulin is entitled to receive a minimum annual base salary of $500,000, and such other compensation, if any, as the Board of Directors shall determine. In addition, the agreement provides that for a period of thirty (30) days from and after the occurrence of a Change of Control (as described below), John Tulin has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination. If John Tulin’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive an amount equal to his base salary through the then applicable expiration date of the employment agreement as if no termination had occurred. If our agreement with Mr. Tulin is terminated because of the disability of Mr. Tulin, he is entitled to receive an amount equal to his average base salary for the three-calendar year period prior to disability, plus accrued but unpaid salary and bonus compensation, if any. If John Tulin dies during the employment term, his legal representatives are entitled to receive his base salary through the end of the following calendar year, plus accrued but unpaid bonus compensation, if any.

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

We are also parties to termination agreements with Messrs. John Tulin, Eric P. Luft and Melvin Goldfeder, as well as certain of our other corporate officers (we call each of these, a “Termination Agreement”). Each Termination Agreement has a stated termination date of October 31, 2011 (subject to earlier termination as provided therein), but contains an automatic annual one-year extension on each October 31 unless we give 30 days written notice prior to the then current expiration date that there shall be no extension. In the event of a Change of Control, as that term is defined in the Termination Agreement, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended). A “Change of Control” will be considered to have occurred if (i) there has occurred a change in control as the term "control" is defined in Rule 12b-2 promulgated under the Exchange Act as in effect on the date of the Termination Agreements; (ii) when any "person" (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), except for the Retirement Plan or any other any employee stock ownership plan or trust (or any of the trustees thereof) or other of our benefit plans, becomes a beneficial owner, directly or indirectly, of our securities representing twenty-five (25%) percent or more of our then outstanding securities having the right to vote on the election of directors; (iii) during any period of not more than two (2) consecutive years (not including any period prior to the execution of the Termination Agreements), individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with us to effect a transaction described in clauses (i), (ii), (iv), (v), (vi) or (vii)) whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were either directors at the beginning of the period or whose election or nomination for election was previously approved, cease for any reason to constitute at least seventy-five (75%) percent of the entire Board of Directors; (iv) when a majority of the directors elected at any annual or special meeting of stockholders (or by written consent in lieu of a meeting) are not individuals nominated by our incumbent Board of Directors; (v) if our stockholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in the holders of our voting securities outstanding immediately prior thereto being the holders of at least eighty (80%) percent of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; (vi) if our stockholders approve a plan of complete liquidation of the Company; or (vii) if our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

The following table sets forth information as of February 27, 2009 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act who we know to be the beneficial owner of more than 5% of the Common Stock, our only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The New Swank, Inc. Retirement Plan 90 Park Avenue New York, NY 10016	2,226,641 (1) (2)	39.4%
John Tulin 90 Park Avenue New York, NY 10016	1,873,719 (3)(4)	33.1%
Raymond Vise 8 El Paseo Irvine, CA 92715	1,344,938 (3)(5)	23.8%

_____________________

(1)    This amount includes 890,508 shares of Common Stock allocated to participants' accounts in The New Swank, Inc. Retirement Plan (the "Retirement Plan") and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters.

(2)    This amount also includes 1,154,433 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion, and 41,596 unallocated shares which the trustees may vote in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 140,105 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3)    John A. Tulin, our Chairman of the Board, Chief Executive Officer and a director, and Raymond Vise, a director of the Company, are co-trustees of the Retirement Plan. This amount includes 1,154,433 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above); 41,596 unallocated shares which the trustees may vote in their discretion; and 140,105 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

(4)   This amount includes 1,060 shares owned by Mr. Tulin's wife and 72,464 shares held jointly by Mr. Tulin and his wife.This amount also includes 22,999 shares allocated to his accounts under the Retirement Plan. This amount also includes 16,250 shares which Mr. Tulin has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Equity Incentive Compensation Plan (the “1998 Plan”). The 1998 Plan expired by its terms, and no further options may be granted thereunder, although the 1998 Plan remains in effect as to previously granted stock options.

(5) This amount includes 1,667 shares which Mr. Vise has the right to acquire within 60 days through the exercise of stock options granted under the 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”). The 1994 Plan expired by its terms, and no further options may be granted thereunder, although the 1994 Plan remains in effect as to previously granted stock options.

Security Ownership of Management

The following table sets forth information at February 27, 2009 as to the ownership of shares of our Common Stock, our only outstanding class of equity securities, with respect to (a) each of our directors, (b) each Named Officer, and (c) all of our directors and executive officers as a group (9 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
John J. Macht	5,000		*
John Tulin	1,873,719	(1)	33.1%
Raymond Vise	1,344,938	(2)	23.8%
Eric P. Luft	115,703	(3)	2.0%
Melvin Goldfeder	240,176	(4)	4.2%
All directors and executive officers as a group (9 persons)	2,761,182	(5)	48.2%

* Less than one (1%) percent.

___________________________________

(1)    Includes the shares referred to in footnotes 3 and 4 of the first table above under the caption "Ownership of Voting Securities."

(2)    Includes the shares referred to in footnotes 3 and 5 to the first table above under the caption "Ownership of Voting Securities."

(3)    Includes an aggregate of 24,203 shares of Common Stock allocated to Mr. Luft’s accounts under the Retirement Plan and 12,500 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan.

(4)    Includes an aggregate of 17,944 shares of Common Stock allocated to Mr. Goldfeder’s accounts under the Retirement Plan and 12,500 shares which Mr. Goldfeder has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan.

(5)    Reference is made to footnotes (1) through (4) above. This amount also includes 114,179 shares of Common Stock allocated to their respective accounts under the Retirement Plan and 80,417 shares which the Company’s directors and executive officers have a right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan and 1998 Plan.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008 concerning our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	375,000	--	1,000,000

Equity compensation plans not approved by security holders	0	--	0

Total	375,000	--	1,000,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During 2008 and 2007 we employed James E. Tulin (who is the brother of John Tulin) as Senior Vice President -- personal leather goods. Mr. Tulin is responsible for the development of merchandise design and packaging concepts for our personal leather goods and accessories businesses. Aggregate compensation earned by Mr. Tulin for services rendered to us during 2008 and 2007 totaled $431,030 and $461,799, respectively.

During 2008 and 2007, we employed Christine Myerson (who is the daughter of John Tulin) as Vice President -- men's jewelry. Ms. Myerson is responsible for the development of merchandise design and packaging concepts for our various licensed and private label men's jewelry collections. Aggregate compensation earned by Ms. Myerson for services rendered to us during 2008 and 2007 amounted to $252,912 and $251,624, respectively.

On December 5, 2008, we purchased 270,000 shares of our Common Stock from Slater Equity Partners L.P. at a purchase price per share of $1.89 (an aggregate of $510,300). Steven L. Martin, a former beneficial holder of more than 5% of our Common Stock, was the manager and controlling owner of Slater Equity Partners L.P. at the time of the purchase. In addition, on that date, John Tulin, our

Chairman and CEO, and Mr. Tulin together with his wife as joint tenants, purchased 15,083 shares of our Common Stock from Slater Equity Partners L.P. and an additional 69,400 shares of our Common Stock from an affiliated entity, Slater Equity Offshore Fund Limited, at a purchase price per share of $1.89 (an aggregate of $159,672.87).

Also on that date, James Tulin and Melvin Goldfeder, both Senior Vice Presidents of the Company, purchased 50,000 and 20,000 shares of our Common Stock, respectively, in each case from Slater Equity Partners L.P. at a purchase price of $1.89 (an aggregate of $94,500 and $37,800, respectively). Additionally, Christine Myerson, a Vice President of the Company, individually, together with her husband jointly, and her husband, purchased an aggregate of 80,000 shares of our Common Stock, in each case from Slater Equity Partners L.P. and in each case at a purchase price of $1.89 (an aggregate of $151,200).

Raymond Vise, a director and member of the Audit Committee, Executive Compensation Committee and the Stock Option Committee, and Michael M. Rubin, a director and member of the Audit Committee, meet the independence requirements for members of the Board of Directors and those Board committees under the listing standards of The Nasdaq Stock Market, Inc. applicable to their membership on the Board and those Board committees. Mr. Rubin is also an audit committee financial expert under applicable rules and regulations of the Securities and Exchange Commission. The other members of the Board and those committees do not meet those independence requirements. The Board of Directors does not have a standing nomination committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Aggregate audit fees billed and expected to be billed by BDO Seidman, LLP ("BDO") for its audit of our financial statements for the years ended December 31, 2008 and December 31, 2007, for its review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2008 and fiscal 2007, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal 2008 and fiscal 2007, were $228,700 and $224,600, respectively.

Audit-Related Fees

Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption "Audit Fees" for fiscal 2008 and fiscal 2007 totaled $28,100 and $28,100, respectively.

Tax Fees

In addition to the fees described above, aggregate fees of $29,000 and $31,500, respectively, were billed by BDO during the years ended December 31, 2008 and December 31, 2007, respectively, for income tax compliance and related tax services.

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
The following financial statements of the Company are included in Item 8:
Balance Sheets -- As of December 31, 2008 and 2007.
Statements of Income -- Years ended December 31, 2008, 2007 and 2006.
Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) -- Years ended December 31, 2008, 2007, and 2006.
Statements of Cash Flows -- Years ended December 31, 2008, 2007 and 2006.
Notes to Financial Statements.
	2.	Financial Statement Schedules filed as part of this Report:
The following financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.
Financial Statement Schedule for the years ended December 31, 2008, 2007 and 2006.
Schedule II. Valuation and Qualifying Accounts
	3.	Exhibits

Exhibit No.	Description
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

4.02.08

Seventh Amendment dated November 20, 2008 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of November 20, 2008, File No. 1-5354, is incorporated herein by reference.)

10.01

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.03

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.04

Form of Termination Agreement effective as of November 1, 2008 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.05

Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06

Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

10.07

The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

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

10.10

1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11

Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.12

Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.14

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.15

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 23, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.16

Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

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

10.21	Swank, Inc. 2008 Stock Incentive Plan.+*
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

Date: March 31, 2009	SWANK, INC. (Registrant)
By: /s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Tulin
John A. Tulin	Chairman of the Board and Director (principal executive officer)	March 31, 2009
/s/ Jerold R. Kassner
Jerold R. Kassner	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)	March 31, 2009
/s/ Eric P. Luft
Eric P. Luft	President and Director	March 31, 2009
/s/ John J. Macht
John J. Macht	Director	March 31, 2009
/s/ Michael M. Rubin
Michael M. Rubin	Director	March 31, 2009
/s/ James E. Tulin
James E. Tulin	Senior Vice President and Director	March 31, 2009
/s/ Raymond Vise
Raymond Vise	Director	March 31, 2009

Swank, Inc.

Schedule II -- Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
	Balance at	Additions				Balance
	Beginning	Charged				at End
	of Period	to Expense		Deductions		of Period

For the year ended December 31, 2008
Reserve for Receivables
Allowance for doubtful accounts	$ 735,000	$ 787,000	(G)	$ 847,000	(A) (I)	$ 675,000
Allowance for cash discounts	40,000	177,000	(H)	194,000	(B)	23,000
Allowance for customer returns	1,878,000	2,809,000	(F)	2,952,000	(C)	1,735,000
Allowance for cooperative advertising	403,000	1,130,000	(H)	1,105,000	(D)	428,000
Allowance for in-store markdowns	1,996,000	8,575,000	(H)	8,013,000	(E)	2,558,000
Total	$ 5,052,000	$ 13,478,000		$ 13,111,000		$ 5,419,000

For the year ended December 31, 2007
Reserve for Receivables
Allowance for doubtful accounts	$ 980,000	$ 417,000	(G)	$ 662,000	(A) (I)	$ 735,000
Allowance for cash discounts	50,000	176,000	(H)	186,000	(B)	40,000
Allowance for customer returns	1,792,000	2,861,000	(F)	2,775,000	(C)	1,878,000
Allowance for cooperative advertising	472,000	1,035,000	(H)	1,104,000	(D)	403,000
Allowance for in-store markdowns	2,902,000	7,513,000	(H)	8,419,000	(E)	1,996,000
Total	$ 6,196,000	$ 12,002,000		$ 13,146,000		$ 5,052,000

For the year ended December 31, 2006
Reserve for Receivables
Allowance for doubtful accounts	$ 800,000	$ 275,000	(G)	$ 95,000	(A) (I)	$ 980,000
Allowance for cash discounts	55,000	128,000	(H)	133,000	(B)	50,000
Allowance for customer returns	1,845,000	1,721,000	(F)	1,774,000	(C)	1,792,000
Allowance for cooperative advertising	366,000	1,052,000	(H)	946,000	(D)	472,000
Allowance for in-store markdowns	2,175,000	6,721,000	(H)	5,994,000	(E)	2,902,000
Total	$ 5,241,000	$ 9,897,000		$ 8,942,000		$ 6,196,000

(A)	Bad debts charged off as uncollectable, net of reserves.
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Recorded in selling and administrative.
(H)	Recorded in net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Recorded in restructuring expenses
(K)	Payments made to beneficiaries

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2008

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

4.02.08

Seventh Amendment dated November 20, 2008 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated as of November 20, 2008, File No. 1-5354, is incorporated herein by reference.)

10.01

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.03

Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.04

Form of Termination Agreement effective as of November 1, 2008 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.05

Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06

Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans. (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

10.07

The New Swank, Inc. Retirement Plan Trust Agreement dated as of January 1, 1994 among the Company and John Tulin and Raymond Vise, as co-trustees. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)

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

10.10

1994 Non-Employee Director Stock Option Plan. (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5354, is incorporated herein by reference.)+

10.11

Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.12

Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13

Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.14

Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.15

Agreement dated as of July 10, 2001 between the Company and K&M Associates L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 23, 2001, File No. 1-5354, is incorporated herein by reference.)+

10.16

Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

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

10.21	Swank, Inc. 2008 Stock Incentive Plan.+*
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