Form 10-Q
period 2009-03-31
Swank, Inc.
filed 2009-05-14
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

-----------------------

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2009
Common Stock, $.10 par value	5,681,790

SWANK, INC.

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	(Unaudited)
	March 31, 2009		December 31, 2008
ASSETS
Current:
Cash and cash equivalents		$664		$343
Accounts receivable, less allowances of $4,513 and $5,419, respectively		15,798		13,502
Inventories, net:
Work in process	1,156		1,174
Finished goods	21,117		25,113
		22,273		26,287
Deferred taxes, current		1,874		1,874
Prepaid and other current assets		2,894		2,966

Total current assets		43,503		44,972

Property, plant and equipment, net of accumulated depreciation		1,094		1,162
Deferred taxes, noncurrent		2,242		2,242
Other assets		3,473		3,638

Total assets		$50,312		$52,014

LIABILITIES
Current:
Note payable to bank		$11,158		$10,005
Current portion of long-term obligations		663		891
Accounts payable		2,353		4,222
Accrued employee compensation		751		1,126
Other current liabilities		1,555		2,047

Total current liabilities		16,480		18,291

Long-term obligations		6,339		6,048

Total liabilities		22,819		24,339

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		—		—
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,418,789 shares and 6,385,379 shares, respectively		642		639
Capital in excess of par value		2,133		2,037
Retained earnings		27,199		27,478
Accumulated other comprehensive (loss), net of tax		(380)		(378)
Treasury stock, at cost, 736,999 shares and 736,999 shares, respectively		(2,101)		(2,101)

Total stockholders’ equity		27,493		27,675

Total liabilities and stockholders’ equity		$50,312		$52,014

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands except share and per share data)

---------------------------------

	2009	2008

Net sales	$23,971	$24,718

Cost of goods sold	16,478	17,271

Gross profit	7,493	7,447

Selling and administrative expenses	7,836	7,886

(Loss) from operations	(343)	(439)

Interest expense	119	221

(Loss) from operations before income taxes	(462)	(660)

(Benefit) for income taxes	(183)	(249)

Net (loss)	$(279)	$(411)

Share and per share information:
Basic net (loss) per weighted average common share outstanding	$(.05)	$(.07)
Basic weighted average common shares outstanding	5,659,517	6,011,805
Diluted net (loss) per weighted average common share outstanding	$(.05)	$(.07)
Diluted weighted average common shares outstanding	5,659,517	6,011,805

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands)

--------------

	2009	2008
Cash flows from operating activities:

Net (loss)	$(279)	$(411)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	96	102
Bad debt expense	184	115
Stock-based compensation expense	64	22

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,480)	2,157
Decrease in inventory	4,014	3,291
Decrease (increase) in prepaid and other assets	114	(263)
(Decrease) in accounts payable	(1,869)	(3,713)
(Decrease) in all other current liabilities	(1,060)	(4,279)
Increase in long-term obligations	291	50
Net cash (used in) operations	(925)	(2,929)

Cash flows from investing activities:
Capital expenditures	(20)	(275)
Proceeds from life insurance	216	—
Premiums on life insurance	(103)	(20)
Net cash provided by (used in) investing activities	93	(295)

Cash flows from financing activities:
Borrowing under revolving credit agreements	13,816	14,385
Payments of revolving credit obligations	(12,663)	(12,885)
Net cash provided by financing activities	1,153	1,500

Net increase (decrease) in cash and cash equivalents	321	(1,724)

Cash and cash equivalents at beginning of period	343	2,339

Cash and cash equivalents at end of period	$664	$615

Cash paid during the three months for:
Interest	$119	$221
Taxes	$49	$1,673

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$35	—

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)

Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2009 and 2008. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2008 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ended December 31, 2009 or any other period.

(2)

Net (Loss) per Share. The following table sets forth the computation of the net (loss) per share for the periods ended March 31, 2009 and March 31, 2008 (in thousands, except for share and per share data):

	Quarter
	Ended March 31,
	2009	2008
Numerator:
Net (loss)	$(279)	$(411)
Denominators:
Shares used in computing basic net (loss) per weighted average common share outstanding	5,659,517	6,011,805
Effect of dilutive options	—	—
Shares used in computing net (loss) per weighted average common share outstanding assuming dilution	5,659,517	6,011,805

Basic and fully diluted net (loss) per weighted average common share outstanding	$(.05)	$(.07)
Fully diluted net (loss) per weighted average common share outstanding	$(.05)	$(.07)

We excluded 376,667 common shares from the computation of diluted net (loss) per weighted average common share for each of the quarters ended March 31, 2009 and March 31, 2008 because their effect would be anti-dilutive.

(3)	Segment Information. We presently have one reportable segment, men’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.
(4)

Stock Options. In 1994, we established the 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”) pursuant to which options could be granted to non-employee directors to purchase up to 50,000 shares of common stock at market value on the date of grant. Options granted under the 1994 Plan were for a period of five years and were immediately exercisable. All of the shares available for grant under the 1994 Plan have been granted. In April 1998, our stockholders approved the 1998 Equity Incentive Compensation Plan (the “1998 Plan”), which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately.

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

The weighted average grant date fair value of share options granted during the three months ended March 31, 2008 was $2.70. No shares were granted during the three months ended March 31, 2009. There were no stock options exercised and the Company did not recognize any related tax benefits during the three months ended March 31, 2009 and 2008. As of March 31, 2009, there was $739,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of SFAS 123(R) that is expected to be recognized over the vesting period of the grant.

Option activity under the stock-based compensation plans during the quarter ended March 31, 2009 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2008	376,667	$5.19	4.16	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/ Expired	—	—	—	—
Outstanding at March 31, 2009	376,667	$5.19	3.90	$—

Vested and Exercisable at March 31, 2009	95,417	$5.14	3.81	$—

* The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the valuation of our common stock on March 31, 2009 and the exercise price of the underlying options.

All options granted under the 1994 Plan are vested as of March 31, 2009.

The above table reflects the 375,000 option shares issued under the 1998 Plan and 1,667 option shares issued, outstanding, and exercisable at $1.60 per share under the 1994 Plan.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at March 31, 2009. We did not have any financial assets or liabilities that required disclosure of fair value at March 31, 2009.

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

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2” and “FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, “ Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions and the impact, if any, that adoption will have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. The effect of SFAS 141 R, which we adopted on January 1, 2009, will depend on the economic terms of any applicable future transactions.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS No. 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 on January 1, 2009 did not have a material effect on our financial condition, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have a material effect on our financial condition, results of operations and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset under SFAS No. 142. FSP No. 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material effect on our financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently engaged in the importation, sale and distribution of men’s belts, leather accessories, suspenders, and men’s jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate four factory outlet stores that distribute excess and out of line merchandise as well as certain other accessories.

Our net sales during the quarter ended March 31, 2009 decreased 3.0% to $23,971,000 compared to $24,718,000 for the corresponding period in 2008. The decrease was mainly due to lower net sales of our men’s jewelry merchandise as well as a decline in net sales of our Luxury Division leather goods collections, in each case as compared to the prior year. Gross profit during the quarter of $7,493,000 was approximately even with last year’s $7,447,000. Gross profit expressed as a percentage of net sales increased to 31.3% from 30.1% last year.

Selling and administrative expenses during the quarter decreased $50,000 or less than 1% to $7,836,000 or 32.7% of net sales at March 31, 2009 from $7,886,000 or 31.9% of net sales at March 31, 2008. The decrease was due mainly to reductions in a number of variable sales-related expenses including warehouse and distribution expenses, sales commissions and in-store inventory coordinator fees, offset in part by increases in certain advertising expenditures, bad debt expense, and certain fringe-benefit costs.

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

Net Sales

Our net sales during the quarter ended March 31, 2009 decreased 3.0% to $23,971,000 compared to $24,718,000 for the corresponding period in 2008. The decrease was mainly due to lower net sales of our men’s jewelry merchandise and our Luxury Division leather goods collections, in each case as compared to the prior year, offset in part by a reduction in in-store markdowns generally associated with slow moving or discontinued merchandise (we account for in-store markdowns and other customer allowances as a reduction to net sales). Spring 2008 represented the first spring collection of our luxury merchandise which was initially launched during the third quarter of 2007. Exclusive of our Luxury Division, net sales of our personal leather accessories merchandise increased 13.6% over last year. The increase was primarily associated with higher shipments of certain branded merchandise collections. Net sales of our belts (exclusive of Luxury) decreased 2.0% in large part due to a decline in international net sales associated with lower shipments to foreign affiliates of certain of our licensors. The challenging economic conditions during the first quarter of 2009 resulted in a general decrease in wholesale orders from many of our department and specialty store customers and had a particularly severe effect on the Luxury segment of the market.

Net sales to international customers (including certain military accounts) decreased $1,055,000 or 34.2% during the quarter due mostly to lower merchandise shipments in a number of our licensed brands to licensor retail stores and other licensor-affiliates.

Gross profit

Gross profit during the quarter of $7,493,000 was approximately even with last year’s $7,447,000. Gross profit expressed as a percentage of net sales increased to 31.3% from 30.1% last year. The increase in gross profit as a percentage of net sales was due mainly to improved margins for our personal leather goods and belt merchandise associated with a more favorable sales mix and, particularly for belts, a reduction in landed product cost. Merchandise display expenditures, which are included in cost of sales, also declined during the quarter. We made substantial display expenditures during last year’s first quarter in connection with a fixturing program for a major chain store customer that was designed to give certain of our merchandise collections more prominent retail exposure. Product royalty costs fell 4.7% due to a combination of lower net sales and, in certain instances, reductions in contractual minimums.

Selling and Administrative Expenses

Selling and administrative expenses decreased $50,000 to $7,836,000 or 32.7% of net sales at March 31, 2009 from $7,886,000 or 31.9% of net sales at March 31, 2008, or less than 1% during the quarter.

Selling expenses decreased $109,000 or 1.8% to $5,887,000 compared to $5,996,000 for the quarter ended March 31, 2008, and, expressed as a percentage of net sales, were 24.6% this year compared to 24.3% last year. The decrease was primarily attributable to reductions in a number of variable sales-related expenses including warehouse and distribution costs, sales commissions and in-store inventory coordinator fees.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance both our licensed and private label businesses. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $1,000,000 or 4.2% of net sales for the quarter ended March 31, 2009, compared to $831,000 or 3.4% percent of net sales for the same quarter in fiscal 2008.

      Administrative expenses increased $59,000 or 3.1% during the quarter ended March 31, 2009 to $1,949,000 compared to $1,890,000 last year. Administrative expenses as a percentage of net sales were 8.1% and 7.6% for the quarters ended March 31, 2009 and 2008, respectively. The increase in administrative expenses for the quarter was mainly due to increases in bad debt expense and certain fringe-benefit costs.

Interest Expense

Net interest expense decreased by $102,000 or 46.1% during the quarter ended March 31, 2009 compared to the corresponding period last year. The decrease was due to reductions in both average borrowings and average borrowing costs. Average borrowings under our revolving credit agreement during the quarter fell $1,092,000 or 9.4% compared to the same period last year. Our borrowing costs declined due to a general reduction in domestic short-term interest rates.

Income Taxes

We recorded an income tax benefit for the quarter ended March 31, 2009 of $183,000 reflecting an effective tax rate of 39.7%. We recorded an income tax benefit on our net loss during the quarter ended March 31, 2008 of $249,000 or an effective rate of 37.7%. As of March 31, 2009, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our 2008 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital increased $342,000 during the quarter ended March 31, 2009 compared to a decrease of $577,000 for the quarter ended March 31, 2008. The increase was due to increases in accounts receivable and decreases in accounts payable, accrued employee compensation, and other current liabilities all offset in part by a decrease in inventory investment. The decrease in working capital during the quarter ended March 31, 2008 was mainly due to reductions in cash, net accounts receivable, and inventory balances, partially offset by decreases in accounts payable, accrued employee compensation and income taxes payable. The decrease in inventory balances during this year’s first quarter is consistent with our cautious outlook relative to retail sales and consumer spending over the next several months.

Cash (used in) operations during the quarter ended March 31, 2009 was ($925,000) compared to cash (used) of ($2,929,000) for the quarter ended March 31, 2008. Cash used in operations during the current quarter primarily reflects increases in net accounts receivable and decreases in accounts payable and other accrued liabilities, offset in part by a decrease in inventory and non-cash charges including depreciation, amortization, stock-based compensation expense, and bad debt accruals. Cash used in operations last year also reflects a decrease in accounts payable and other current liabilities offset partially by decreases in net accounts receivable and inventories as well as certain non-cash charges.

As discussed above, inventories declined during both the quarters ended March 31, 2009 and March 31, 2008. The decrease during the first quarter of 2009, however, was somewhat more pronounced than during the corresponding period last year due to the current challenging economic climate which has tempered our outlook with regard to retail sales for at least the remainder of our spring selling season. Inventory levels during last year’s first quarter also reflected purchases to support initial spring shipments of our “Tumi” personal leather goods collections. We launched that merchandise during the third quarter of 2007.

Cash provided by (used in) investing activities was $93,000 and ($295,000) for the quarters ended March 31, 2009 and March 31, 2008, respectively. Cash provided by investing activities in 2009 includes life insurance proceeds associated with certain executive benefit plans while cash used in investing activities during both years reflects capital expenditures and premiums on certain life insurance contracts owned by us.

      Cash provided by financing activities for the quarter ended March 31, 2009 was $1,153,000 compared to $1,500,000 during the quarter ended March 31, 2008. Cash provided by financing activities in both years consists of net borrowings under our revolving credit agreement.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At March 31, 2009, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. Please see the information set forth in Item 11 of our 2008 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SWANK, INC.

Registrant

Date:	May 14, 2009	/s/ Jerold R. Kassner
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