Form 10-Q
period 2009-06-30
Swank, Inc.
filed 2009-08-14
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

-----------------------

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2009
Common Stock, $.10 par value	5,679,311

SWANK, INC.

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	(Unaudited) June 30, 2009		December 31, 2008
ASSETS
Current:
Cash and cash equivalents		$ 229		$ 343
Accounts receivable, less allowances of $4,497 and $5,419, respectively		16,678		13,502
Inventories, net:
Work in process	1,115		1,174
Finished goods	17,700		25,113
		18,815		26,287
Deferred taxes, current		1,874		1,874
Prepaid and other current assets		2,717		2,966

Total current assets		40,313		44,972

Property, plant and equipment, net of accumulated depreciation		1,026		1,162
Deferred taxes, noncurrent		2,242		2,242
Other assets		3,141		3,638

Total assets		$ 46,722		$ 52,014

LIABILITIES
Current:
Note payable to bank		$ 5,358		$ 10,005
Current portion of long-term obligations		626		891
Accounts payable		3,778		4,222
Accrued employee compensation		871		1,126
Other current liabilities		2,022		2,047

Total current liabilities		12,655		18,291

Long-term obligations		6,111		6,048

Total liabilities		18,766		24,339

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10
Authorized - 43,000,000 shares
Issued – 6,418,789 shares and 6,385,379 shares, respectively		642		639
Capital in excess of par value		2,195		2,037
Retained earnings		27,600		27,478
Accumulated other comprehensive (loss), net of tax		(380)		(378)
Treasury stock, at cost, 736,999 shares and 736,999 shares, respectively		(2,101)		(2,101)

Total stockholders’ equity		27,956		27,675

Total liabilities and stockholders’ equity		$ 46,722		$ 52,014

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands except share and per share data)

---------------------------------

	2009	2008

Net sales	$ 26,501	$ 25,755

Cost of goods sold	18,384	17,243

Gross profit	8,117	8,512

Selling and administrative expenses	7,358	8,518

Income (loss) from operations	759	(6)

Interest expense	95	199

Income (loss) before income taxes	664	(205)

Income tax provision (benefit)	263	(77)

Net income (loss)	$ 401	$ (128)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ .07	$ (.02)
Basic weighted average common shares outstanding	5,681,790	6,011,805
Diluted net income (loss) per weighted average common share outstanding	$ .07	$ (.02)
Diluted weighted average common shares outstanding	5,681,790	6,011,805

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands except share and per share data)

---------------------------------

	2009	2008

Net sales	$ 50,472	$ 50,473

Cost of goods sold	34,862	34,514

Gross profit	15,610	15,959

Selling and administrative expenses	15,194	16,404

Income (loss) from operations	416	(445)

Interest expense	214	420

Income (loss) before income taxes	202	(865)

Income tax provision (benefit)	80	(326)

Net income (loss)	$ 122	$ (539)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ .02	$ (.09)
Basic weighted average common shares outstanding	5,670,653	6,011,805
Diluted net income (loss) per weighted average common share outstanding	$ .02	$ (.09)
Diluted weighted average common shares outstanding	5,670,653	6,011,805

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands)

--------------

	2009	2008
Cash flows from operating activities:

Net income (loss)	$ 122	$ (539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191	211
Bad debt expense	243	676
Stock-based compensation expense	126	84
Proceeds from life insurance	512	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(3,419)	2,275
Decrease in inventory	7,472	3,097
Decrease (increase) in prepaid and other assets	338	(240)
(Decrease) in accounts payable	(444)	(1,600)
(Decrease) in all other current liabilities	(510)	(3,973)
Increase in long-term obligations	63	110
Net cash provided by operating activities	4,694	101

Cash flows from investing activities:
Capital expenditures	(41)	(352)
Premiums on life insurance	(120)	(37)
Net cash provided by (used in) investing activities	(161)	(389)

Cash flows from financing activities:
Borrowing under revolving credit agreements	24,867	24,946
Payments of revolving credit obligations	(29,514)	(26,213)
Net cash (used in) financing activities	(4,647)	(1,267)

Net (decrease) in cash and cash equivalents	(114)	(1,555)

Cash and cash equivalents at beginning of period	343	2,339

Cash and cash equivalents at end of period	$ 229	$ 784

Cash paid during the six months for:
Interest	$ 214	$ 420
Income taxes	$ 379	$ 1,713

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$ 35	-

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)

Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2009 and 2008. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2008 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ended December 31, 2009 or any other period.

(2)

Net Income (Loss) per Share. The following table sets forth the computation of the net income (loss) per share for the periods ended June 30, 2009 and June 30, 2008 (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$ 401	$ (128)	$ 122	$ (539)
Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,681,790	6,011,805	5,670,653	6,011,805
Effect of dilutive securities	-	-	-	-
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,681,790	6,011,805	5,670,653	6,011,805

Basic net income (loss) per weighted average common share outstanding	$ .07	$ (.02)	$ .02	$ (.09)
Diluted net income (loss) per weighted average common share outstanding	$ .07	$ (.02)	$ .02	$ (.09)

We excluded 376,667 potentially dilutive common shares from the computation of diluted net income (loss) per weighted average common share for each of the quarters and six-month periods ended June 30, 2009 and June 30, 2008 because their effect would be anti-dilutive.

(3)	Segment Information. We presently have one reportable segment, men’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.

(4)

Stock Options. In 1994, we established the 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”) pursuant to which options could be granted to non-employee directors to purchase up to 50,000 shares of common stock at market value on the date of grant. Options granted under the 1994 Plan were for a period of five years and were immediately exercisable. All of the shares available for grant under the 1994 Plan have been granted. In April 1998, our stockholders approved the 1998 Equity Incentive Compensation Plan (the “1998 Plan”), which replaced our prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permitted our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. During 2001, we granted options for 625,000 shares under the 1998 Plan which vested immediately.

During the first quarter of 2008, the remaining 375,000 shares under the 1998 Plan were granted to certain key executives. Of the 375,000 shares granted, 260,000 incentive stock option shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” and Staff Accounting Bulletin No. 107. The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. SFAS 123(R) requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the six months ended June 30, 2008:

Granted Six months ended June 30, 2008
Expected volatility	70%
Risk-free interest rate	2.73%
Expected option life	4 years
Expected dividend yield	N/A
Assumed forfeiture rate	0%

The weighted average grant date fair value of share options granted during the six months ended June 30, 2008 was $2.70. No shares were granted during the six months ended June 30, 2009. There were no stock options exercised and the Company did not recognize any related tax benefits during the six months ended June 30, 2009 or 2008. As of June 30, 2009, there was $658,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of SFAS 123(R) that is expected to be recognized over the remaining vesting period of the grant.

Option activity under the stock-based compensation plans during the six months ended June 30, 2009 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2008	376,667	$5.19	4.16	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-
Outstanding at June 30, 2009	376,667	$5.19	3.91	$ -

Vested and Exercisable at June 30, 2009	95,417	$5.14	3.88	$ -

* The aggregate intrinsic value on this table was calculated based on the difference between the valuation of our common stock on June 30, 2009 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares issued under the 1998 Plan and 1,667 option shares issued, outstanding, and exercisable at $1.60 per share under the 1994 Director Plan.

(5)

Income Taxes. We adopted the provisions of Financial Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”) on January 1, 2007. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of our review, we do not believe that we have included any “uncertain tax positions” in our federal income tax return or in any state income tax returns. With few exceptions, we are no longer subject to federal income tax examinations for years prior to 2002.

(6)

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We adopted SFAS 157 on January 1, 2008 for our financial assets and financial liabilities and on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for our financial assets and financial liabilities and our nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial statements. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at June 30, 2009. We do not have any financial assets or liabilities that require disclosure of fair value at June 30, 2009.

(7)

Recent Accounting Pronouncements. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will use the new Codification when referring to GAAP in our quarterly report on Form 10-Q beginning with the period ended September 30, 2009. This will not have an impact on the financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We will adopt SFAS 167 in fiscal 2010 but do not expect this to have a material effect on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS 166 in fiscal 2010 but do not expect this to have a material effect on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this new standard effective April 1, 2009—see Note 9.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2” and “FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107” and “APB 28-1”), which were effective for our interim period ended June 30, 2009 and will be effective for our annual period ending December 31, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these pronouncements did not have a material effect on our financial condition, results of operations or cash flows.

(8)

Commitments and Contingencies. The Company and Ninety Park Property LLC (the “Landlord”) entered into an Amendment of Lease dated as of June 30, 2009 (the “Lease Amendment”) relating to our executive offices located at 90 Park Avenue, New York, New York. The Lease Amendment modifies the Agreement of Lease dated as of April 6, 1999 between the Company and the Landlord (the “Original Lease”) to, among other things, extend the term of the Original Lease, which was scheduled to expire on April 30, 2010, until May 31, 2018 (we refer to the Original Lease, as amended by the Lease Amendment, as the “Lease Agreement.”). During the period from May 1, 2010 to and including July 31, 2014, fixed rent under the Lease Agreement will be $97,065.83 per month, which will increase to $104,125.17 per month for the period thereafter through the expiration date of the Lease Agreement. The Landlord has also agreed to provide up to approximately $571,806 for costs associated with certain structural and other alterations to the leased premises.

(9)

Subsequent Events The Company has evaluated all subsequent events through August 14, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 14, 2009, there were no subsequent events which required recognition or disclosure.

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

Our net sales during the quarter ended June 30, 2009 increased 2.9% to $26,501,000 compared to $25,755,000 for the corresponding period in 2008 and for the six-month period were $50,472,000 or approximately even with last year. The increase during the quarter was primarily due to higher shipments of our belt and personal leather accessories merchandise as well as a decrease in in-store markdown and cooperative advertising expenses. Gross profit for the quarter and six-month periods decreased 4.6% and 2.2%, respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter declined to 30.6% from 33.0% and, for the six-month period, fell to 30.9% from 31.6%, in each case as compared to the prior year. The decreases in gross profit were mainly due to higher inventory-related expenses associated with sales of excess and discontinued merchandise and increases in certain product and transportation costs. Selling and administrative expenses for the quarter and six-month periods ended June 30, 2009 decreased $1,160,000, or 13.6%, and $1,210,000, or 7.4%, respectively, compared to the same periods last year. The decreases were primarily due to lower domestic selling costs, principally compensation and travel, as well as a decrease in bad debt expense. We significantly increased our reserve for bad debt during last year’s second quarter following the bankruptcy filings of two of our retail customers during that period.

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

Results of Operations

As is customary in the fashion accessories industry, we make modifications to our merchandise lines coinciding with our Spring (January - June) and Fall (July - December) selling seasons. We believe that the results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the second quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

Net sales for the quarter ended June 30, 2009 increased 2.9% to $26,501,000 compared to $25,755,000 for the quarter ended June 30, 2008. For the six-month period ended June 30, 2009, net sales totaled $50,472,000, approximately even with the corresponding period last year. The increase during the quarter was mainly due to higher shipments of our belt and personal leather accessories merchandise and a decrease in in-store markdown and cooperative advertising expenses, all offset in part by a decrease in net sales of our Luxury Division merchandise and a less favorable spring returns adjustment (see discussion below). The increase in belt shipments was driven mainly by additional orders for a number of private label programs while the increase in personal leather goods volume was due to higher international shipments of branded merchandise mainly to foreign affiliates of certain of our licensors. Net sales of our Luxury Division merchandise declined during the quarter and year to date periods as the challenging economic environment during the spring had a disproportionate effect on the luxury segment of the retail market. Year-to-year comparisons for our Luxury business were also affected by relatively large orders shipped during the first half of 2008 which were associated with the initial spring launch of certain merchandise collections.

During the six-month period ended June 30, 2009, increases in personal leather accessories shipments and decreases in in-store markdowns expenses were offset by decreases in gross shipments of our jewelry and belt merchandise as well as a less favorable returns adjustment. In-store markdown and cooperative advertising activity during the first half of 2008 increased significantly over customary spring season levels due to a deteriorating retail climate which resulted in higher than usual promotional commitments made to customers particularly with regard to slow-moving merchandise.

Net sales to international customers (including certain military accounts) increased $148,000 or 5.5% during the quarter ended June 30, 2009 but decreased $907,000 or 15.7% for the six-month period, in each case as compared to the same periods last year. The increase during the quarter was due primarily to higher shipments of personal leather goods to certain licensor foreign affiliates while the decrease for the six-month period resulted from a decline in net sales of our belt merchandise principally to a Canadian distributor.

Included in net sales for the quarter and six months ended June 30, 2009 and 2008, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $668,000 for the three-month and six-month periods ended June 30, 2009, compared to an increase of $872,000 for the comparable periods in 2008. The favorable adjustments result from actual returns experience during both the spring 2009 and spring 2008 seasons being better than anticipated compared to the reserves established at December 31, 2008 and December 31, 2007. The reserves at December 31, 2008 and 2007 were established in consideration of shipments made during the fall 2008 and 2007 seasons, respectively, generally associated with the holiday selling seasons. During the first and second quarters of 2009, customer returns, particularly for our personal leather goods and jewelry merchandise, were somewhat lower than the reserve which was established conservatively in light of weakening retail sales during the 2008 holiday season. During the past few seasons, the Company has generally reduced its level of customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods.

Gross profit

Gross profit for the quarter ended June 30, 2009 decreased $395,000 or 4.6% and for the six-month period, decreased $349,000 or 2.2%, as compared to the corresponding periods last year. Gross profit expressed as a percentage of net sales for the quarter was 30.6% compared to 33.0% last year and, for the six-month period was 30.9% compared to 31.6% last year.

The decrease in gross profit during both the quarter and six-months ended June 30, 2009 was mainly due to higher inventory-related expenses associated with sales of excess and discontinued merchandise and increases in certain product and transportation costs as well as a less favorable returns adjustment. Display expenses also declined during the six-month period reflecting fixturing commitments made during the spring 2008 season in connection with refixturing programs and new-store openings for certain retail customers.

The decrease in gross profit expressed as a percentage of net sales during the quarter and year to date periods was mainly due to the increase in inventory-control costs, which, for the quarter, was offset in part by the increase in net sales. The increase in inventory-related expenses is associated with, among other things, merchandise markdowns taken in connection with sales of out of line merchandise and customary physical inventory adjustments.

Included in gross profit for the quarter and six months ended June 30, 2009 and 2008, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $440,000 and $682,000 for the quarter and six-month periods ended June 30, 2009 and June 30, 2008, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2009 and spring 2008 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns and, with respect to 2009, the establishment of a relatively conservative reserve in response to declining retail sales during the fall 2008 selling season.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended June 30, 2009 decreased $1,160,000 or 13.6% and, for the six-month period decreased $1,210,000 or 7.4%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 27.8% and 33.1% for the quarters ended June 30, 2009 and 2008 respectively, and 30.1% and 32.5% for the six months ended June 30, 2009 and 2008, respectively.

Selling expenses for the quarter decreased $485,000 or 8.1% compared to last year and, as a percentage of net sales, decreased to 20.8% from 23.3%. For the six-month period ended June 30, 2009, selling expenses decreased $594,000 or 5.0% and as a percentage of net sales decreased to 22.6% compared to 23.8% for the same period last year. The decreases were primarily associated with lower domestic sales compensation, travel and entertainment, warehouse and distribution, and product development-related expenses. Selling expense comparisons for the quarter and year to date periods were also affected by certain costs incurred during the first half of 2008 in connection with the reorganization of our sourcing and production functions.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $905,000 or 3.5% percent of net sales compared to $907,000 or 3.5% of net sales for the quarters ended June 30, 2009 and 2008, respectively. Advertising and promotion expenses, including cooperative advertising, for the six months ended June 30, 2009 were $1,905,000 or 3.8% of net sales compared to $1,738,000 or 3.5% of net sales for the corresponding period last year.

For the quarter and six-months ended June 30, 2009, administrative expenses decreased $675,000 or 26.7% and $616,000 or 13.9%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 7.0% and 9.8% for the quarters ended June 30, 2009 and 2008, respectively, and 7.5% and 8.7% for the six months ended June 30, 2009 and 2008, respectively. The decrease in administrative expenses for both the quarter and six-month periods was mainly due to a reduction in bad debt expense. We made substantial additions to our bad debt reserves during the second quarter last year following the bankruptcy filings of two of our department store customers.

Interest Expense

Net interest expense for the quarter and six-month periods ended June 30, 2009 decreased by $104,000 or 52.1% and $206,000 or 49.1%, respectively, compared to the same periods in 2008. The decreases were due to both lower average borrowings and lower borrowing costs during the quarter and six-month periods ended June 30, 2009. Average outstanding borrowings decreased 40.2% and 26.0% during the quarter and six-month periods, respectively, due primarily to decreases in inventory investment and income tax payments. Our average borrowing costs also decreased during both the quarter and year to date periods due to decreases in short-term interest rates generally relative to the corresponding periods last year.

Income Taxes

We recorded an income tax provision on our net income for the quarter and six months ended June 30, 2009 of $263,000 and $80,000, respectively, reflecting an effective tax rate of 39.7%. We recorded an income tax benefit on our net losses during the quarter and six months ended June 30, 2008 of ($77,000) and ($326,000), respectively, or an effective rate of approximately 37.7%. As of June 30, 2009, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our fiscal 2008 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital increased by $977,000 during the six-month period ended June 30, 2009 compared to a decrease of $536,000 for the six months ended June 30, 2008. The increase during the six-month period ended June 30, 2009 was mainly due to an increase in net accounts receivable and decreases in bank borrowings and accounts payable, offset in part by a decrease in inventory investment. During the six months ended June 30, 2008, working capital declined due to reductions in net accounts receivable and inventory offset partially by decreases in bank borrowings, accounts payable, accrued employee compensation and certain other current liabilities. Inventories fell substantially during the first six months of 2009 due to our cautious sales outlook and conservative merchandise planning in response to the uncertain economic conditions as well as higher sales of discontinued and excess inventory. The increase in accounts receivable reflects somewhat stronger net sales during the second quarter relative to last year as well as a reduction in customer chargebacks reflecting a decrease in promotional activity.

Cash provided by operations during the six months ended June 30, 2009 totaled $4,694,000 compared to cash provided during the corresponding period last year of $101,000. Cash was provided by operations this year mainly from net income and non-cash charges (including depreciation, amortization, and stock-based compensation expense) as well as from life insurance proceeds associated with certain policies owned by the Company and a decrease in inventory all offset in part by increases in accounts receivable and decreases in accounts payable and other current liabilities. Cash was provided last year by depreciation, amortization, and stock-based compensation charges as well as by decreases in accounts receivable and inventory all of which were largely offset by cash uses associated with decreases in accounts payable and other current liabilities. As discussed above, inventory decreased at a greater rate during the first six months of 2009 relative to 2008 due to a more conservative approach to inventory management and increased net sales of out of line inventory.

Cash used in investing activities was $161,000 for the six-month period ended June 30, 2009 compared to cash used of $389,000 for the six-month period ended June 30, 2008. Cash was used in both years for capital expenditures and premiums on corporate-owned life insurance contracts.

Cash used in financing activities was $4,647,000 and $1,267,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. Cash used in both years reflects net repayments of short-term borrowings under our revolving credit facility. The increase in net repayments of bank borrowings during the first six months of 2009 compared to the same period last year primarily reflects the reduction in inventory investment during the first half of this year.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At June 30, 2009, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

As discussed above in Note 8 to the condensed financial statements for the quarter and six-months ended June 30, 2009, the Company and Ninety Park Property LLC (the “Landlord”) entered into an Amendment of Lease dated as of June 30, 2009 (the “Lease Amendment”) relating to our executive offices located at 90 Park Avenue, New York, New York. The Lease Amendment modifies the Agreement of Lease dated as of April 6, 1999 between the Company and the Landlord (the “Original Lease”) to, among other things, extend the term of the Original Lease, which was scheduled to expire on April 30, 2010, until May 31, 2018 (we refer to the Original Lease, as amended by the Lease Amendment, as the “Lease Agreement.”). During the period from May 1, 2010 to and including July 31, 2014, fixed rent under the Lease Agreement will be $97,065.83 per month, which will increase to $104,125.17 per month for the period thereafter through the expiration date of the Lease Agreement. The Landlord has also agreed to provide up to approximately $571,806 for costs associated with certain structural and other alterations to the leased premises.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. Please see the information set forth in Item 11 of our fiscal 2008 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SWANK, INC.
Registrant

/s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 14, 2009

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.