Form 10-Q
period 2009-09-30
Swank, Inc.
filed 2009-11-13
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

-----------------------

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2009
Common Stock, $.10 par value	5,666,300

SWANK, INC.

Part I.  Financial Information

Item 1.	Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	(Unaudited) September 30, 2009		December 31, 2008
ASSETS
Current:
Cash and cash equivalents		$ 479		$ 343
Accounts receivable, less allowances
of $5,096 and $5,419, respectively		20,831		13,502
Inventories, net:
Work in process	1,163		1,174
Finished goods	20,522		25,113
		21,685		26,287
Deferred taxes, current		1,874		1,874
Prepaid and other current assets		2,257		2,966

Total current assets		47,126		44,972

Property, plant and equipment, net of
accumulated depreciation		956		1,162
Deferred taxes, noncurrent		2,242		2,242
Other assets		3,205		3,638

Total assets		$ 53,529		$ 52,014

LIABILITIES
Current:
Note payable to bank		$ 10,966		$ 10,005
Current portion of long-term obligations		579		891
Accounts payable		4,302		4,222
Accrued employee compensation		961		1,126
Accrued royalties		974		945
Other current liabilities		1,161		1,102

Total current liabilities		18,943		18,291

Long-term obligations		6,218		6,048

Total liabilities		25,161		24,339

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued – 6,418,789 shares and 6,385,379 shares, respectively		642		639
Capital in excess of par value		2,259		2,037
Retained earnings		27,990		27,478
Accumulated other comprehensive (loss), net of tax		(380)		(378)
Treasury stock, at cost, 752,489 shares and 736,999 shares, respectively		(2,143)		(2,101)

Total stockholders’ equity		28,368		27,675

Total liabilities and stockholders’ equity		$ 53,529		$ 52,014

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands except share and per share data)

---------------------------------

	2009	2008

Net sales	$ 28,639	$ 28,685

Cost of goods sold	19,935	19,723

Gross profit	8,704	8,962

Selling and administrative expenses	7,962	8,667

Income from operations	742	295

Interest expense	95	209

Income before income taxes	647	86

Income tax provision	257	33

Net income	$ 390	$ 53

Share and per share information:
Basic net income per weighted average common share outstanding	$ .07	$ .01
Basic weighted average common shares outstanding	5,674,145	5,989,095
Diluted net income per weighted average common share outstanding	$ .07	$ .01
Diluted weighted average common shares outstanding	5,674,777	5,989,677

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands except share and per share data)

---------------------------------

	2009	2008

Net sales	$ 79,111	$ 79,158

Cost of goods sold	54,797	54,237

Gross profit	24,314	24,921

Selling and administrative expenses	23,156	25,071

Income (loss) from operations	1,158	(150)

Interest expense	309	629

Income (loss) before income taxes	849	(779)

Income tax provision (benefit)	337	(293)

Net income (loss)	$ 512	$ (486)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ .09	$ (.08)
Basic weighted average common shares outstanding	5,671,817	6,004,235
Diluted net income (loss) per weighted average common share outstanding	$ .09	$ (.08)
Diluted weighted average common shares outstanding	5,671,921	6,004,235

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands)

--------------

	2009	2008
Cash flows from operating activities:

Net income (loss)	$ 512	$ (486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	292	324
Bad debt expense	322	794
Stock-based compensation expense	190	148
Proceeds from life insurance	512	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(7,651)	131
Decrease (increase) in inventory	4,602	(1,673)
Decrease (increase) in prepaid and other assets	820	(141)
Increase (decrease) in accounts payable	80	(493)
Increase (decrease) in accrued royalties	29	(210)
(Decrease) in all other current liabilities	(383)	(3,244)
Increase in long-term obligations	170	167
Net cash (used in) operating activities	(505)	(4,683)

Cash flows from investing activities:
Capital expenditures	(66)	(372)
Premiums on life insurance	(212)	(127)
Net cash (used in) investing activities	(278)	(499)

Cash flows from financing activities:
Borrowing under revolving credit agreements	47,245	41,967
Payments of revolving credit obligations	(46,284)	(38,277)
Treasury stock repurchased	(42)	(394)
Net cash provided by financing activities	919	3,296

Net increase (decrease) in cash and cash equivalents	136	(1,886)

Cash and cash equivalents at beginning of period	343	2,339

Cash and cash equivalents at end of period	$ 479	$ 453

Cash paid during the nine months for:
Interest	$ 309	$ 629
Income taxes	$ 532	$ 1,746

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$ 35	-

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)

Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2009 and 2008. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2008 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ended December 31, 2009 or any other period.

(2)

Net Income (Loss) per Share. The following table sets forth the computation of the net income (loss) per share for the periods ended September 30, 2009 and September 30, 2008 (in thousands, except for share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$ 390	$ 53	$ 512	$ (486)
Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,674,145	5,989,095	5,671,817	6,004,235
Effect of dilutive securities	632	582	104	-
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,674,777	5,989,677	5,671,921	6,004,235

Basic net income (loss) per weighted average common share outstanding	$ .07	$ .01	$ .09	$ (.08)
Diluted net income (loss) per weighted average common share outstanding	$ .07	$ .01	$ .09	$ (.08)

We excluded 375,000 potentially dilutive common shares from the computation of diluted net income (loss) per weighted average common share for the quarter and nine-month periods ended September 30, 2009 and for the quarter ended September 30, 2008, as well as 376,667 potentially dilutive common shares for the nine-month period ended September 30, 2008 because in each of the periods their effect would be anti-dilutive.

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

During the first quarter of 2008, the remaining 375,000 shares under the 1998 Plan were granted to certain key executives. Of the 375,000 shares granted, 260,000 incentive stock option shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”), “Share-Based Payment.” and Staff Accounting Bulletin No. 107. The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. The Company is required to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the nine months ended September 30, 2008:

Granted
Nine months ended
September 30, 2008
Expected volatility	70%
Risk-free interest rate	2.73%
Expected option life	4 years
Expected dividend yield	N/A
Assumed forfeiture rate	0%

The weighted average grant date fair value of share options granted during the nine months ended September 30, 2008 was $2.70. No shares were granted during the nine months ended September 30, 2009. There were no stock options exercised and the Company did not recognize any related tax benefits during the nine months ended September 30, 2009 or 2008. As of September 30, 2009, there was $612,000 in total unrecognized compensation cost related to outstanding options that is expected to be recognized over the remaining vesting period of the grant.

Option activity under the stock-based compensation plans during the nine months ended September 30, 2009 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2008	376,667	$5.19	4.16	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-
Outstanding at September 30, 2009	376,667	$5.19	3.41	$-

Vested and Exercisable at September 30, 2009	95,417	$5.14	3.37	$-

* The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on September 30, 2009 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares under the 1998 Plan and 1,667 shares issued, outstanding, and exercisable at $1.60 per share under the 1994 Director Plan.

(5)

Income Taxes. Pursuant to the guidance contained in FASB Accounting Standards Codification 740, we performed a comprehensive review of our tax positions at September 30, 2009. In this regard, an uncertain tax position represents our treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of our review, we do not believe that we have included any “uncertain tax positions” in our federal income tax return or in any state income tax returns. With few exceptions, we are no longer subject to federal income tax examinations for years prior to 2002.

(6)

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance with regard to the fair value of asset and liabilities which defines and provides guidance for measuring fair value and requires certain disclosures. This guidance is documented in ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”). In February 2008, the FASB issued additional guidance which provided a deferral of the effective date to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities. This guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at September 30, 2009. We do not have any financial assets or liabilities that require disclosure of fair value at September 30, 2009.

(7)

Recent Accounting Pronouncements. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We began using ASC when referring to GAAP in this quarterly report on Form 10-Q for the period ended September 30, 2009. The adoption of SFAS 168 did not have an impact on our financial position, results of operations, or cash flows.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on our financial condition, results of operations, or cash flows.

Effective June 30, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial condition, results of operations, or cash flows.

Effective June 30, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update resulted in no significant changes in our practice of subsequent event disclosures, and had no impact on our financial condition, results of operations, or cash flows.

Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on our financial condition, results of operations, or cash flows.

In June 2009, the FASB issued guidance that addresses how entities should account for their involvement with variable interest entities (“VIE’s”). The guidance includes (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a VIE, and (3) changes to when it is necessary to reassess who should consolidate a VIE. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We do not expect the adoption of this guidance in 2010 to have a material effect on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this guidance in 2010 to have a material effect on our financial condition, results of operations or cash flows.

(8)

Subsequent Events The Company has evaluated all subsequent events through November 13, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 13, 2009, there were no subsequent events which required recognition or disclosure.

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

Our net sales during the quarter ended September 30, 2009 decreased 0.2% to $28,639,000 compared to $28,685,000 for the corresponding period in 2008 and for the nine-month period decreased 0.1% to $79,111,000 compared to $79,158,000 for the corresponding period in 2008. During both periods, a decrease in in-store markdowns and other dilutive allowances offset decreases in gross shipments. Gross profit for the quarter and nine-month periods decreased 2.9% and 2.4%, respectively, compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter declined to 30.4% from 31.2% and, for the nine-month period, fell to 30.7% from 31.5%, in each case as compared to the prior year. The decreases in gross profit during both the quarter and nine-month periods were mainly due to an increase in certain inventory-related expenses associated with higher customer returns and sales of out of line inventory. The decrease during the quarter was also due to an increase in royalty expense. Selling and administrative expenses for the quarter and nine-month periods ended September 30, 2009 decreased $705,000, or 8.1%, and $1,915,000, or 7.6%, respectively, compared to the same periods last year. The decreases were primarily due to lower selling costs in a number of areas, principally trade show, compensation, travel, and distribution expenses as well as decreases in bad debt and professional fees expense. The decrease in bad debt expense was due to a substantial increase in reserves recorded during last year’s second quarter in connection with the bankruptcy filings of two of our retail customers during that period. During both the quarter and year to date periods, these decreases in selling and administrative expenses were offset in part by expenses associated with our new women’s belt organization which commenced operations during the third quarter of this year.

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

Revenue Recognition

Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. We record revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with generally accepted accounting principals. Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience. We reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

Results of Operations

 As is customary in the fashion accessories industry, we make modifications to our merchandise lines coinciding with our Spring (January - June) and Fall (July - December) selling seasons. We believe that the results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the third quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

Net sales during the quarter ended September 30, 2009 decreased 0.2% to $28,639,000 compared to $28,685,000 for the corresponding period in 2008 and for the nine-month period decreased 0.1% to $79,111,000 compared to $79,158,000 for the corresponding period in 2008. During both periods, a decrease in in-store markdowns and other dilutive allowances offset reductions in gross shipments.

During the quarter ended September 30, 2009, increases in net sales of our jewelry and personal leather accessories merchandise were offset by a decrease in net sales of belts. The increase in jewelry net sales was due to an increase in shipments of branded goods to department stores while the increase in personal leather accessories was attributable to higher shipments of our Luxury merchandise as well as to increased shipments of a holiday gift program. The decrease in net sales for men’s belts was associated with lower shipments of private label merchandise to certain chain store customers along with decreases to a number of export accounts.

During the nine-month period ended September 30, 2009, increases in shipments of personal leather accessories and jewelry merchandise and reductions in in-store markdown expenses were offset by decreased shipments of belts and certain Luxury goods collections as well as by a less favorable returns adjustment (see discussion below). In-store markdown expense decreased during the first nine months of 2009 compared to last year. During 2008, promotional activity increased significantly relative to historical levels due to a deteriorating retail climate, particularly during the latter half the year.

Net sales to international customers (including certain military accounts) decreased $871,000 or 30.1% during the quarter ended September 30, 2009 and $1,305,000 or 16.3% for the nine-month period, in each case as compared to the same periods last year. The decrease during the quarter and year to date periods was due to lower shipments of personal leather goods and belt merchandise.

Included in net sales for the nine months ended September 30, 2009 and 2008, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $668,000 for the nine-month period ended September 30, 2009, compared to an increase of $872,000 for the comparable period in 2008. The favorable adjustments result from actual returns experience during both the spring 2009 and spring 2008 seasons being better than anticipated compared to the reserves established at December 31, 2008 and December 31, 2007. The reserves at December 31, 2008 and 2007 were established in consideration of shipments made during the fall 2008 and 2007 seasons, respectively, generally associated with the holiday selling seasons. During the first and second quarters of 2009, customer returns, particularly for our personal leather goods and jewelry merchandise, were somewhat lower than the reserve which was established conservatively in light of weakening retail sales during the 2008 holiday season. During the past few seasons, the Company has generally reduced its level of customer returns by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods.

Gross profit

Gross profit for the quarter ended September 30, 2009 decreased $258,000 or 2.9% and for the nine-month period, decreased $607,000 or 2.4%, as compared to the corresponding periods last year. Gross profit expressed as a percentage of net sales for the quarter was 30.4% compared to 31.2% last year and, for the nine-month period was 30.7% compared to 31.5% last year.

The decreases in gross profit during both the quarter and nine-month periods were mainly due to an increase in certain inventory-related expenses associated with higher customer returns and sales of out of line inventory. The decrease during the quarter was also due to an increase in royalty expense. Customer returns temporarily increased during the quarter in response to seasonal changes in certain customers’ merchandise assortments.

Included in gross profit for the quarter and nine months ended September 30, 2009 and 2008, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $440,000 and $682,000 for the quarter and nine-month periods ended September 30, 2009 and September 30, 2008, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2009 and spring 2008 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2009 decreased $705,000 or 8.1% and, for the nine-month period decreased $1,915,000 or 7.6%, both as compared to the same periods last year. Selling and administrative expenses expressed as a percentage of net sales were 27.8% and 30.2% for the quarters ended September 30, 2009 and 2008, respectively, and 29.3% and 31.7% for the nine months ended September 30, 2009 and 2008, respectively.

Selling expenses for the quarter decreased $301,000 or 4.7% compared to last year and, as a percentage of net sales, decreased to 21.4% from 22.4%. For the nine-month period ended September 30, 2009, selling expenses decreased $896,000 or 4.9% and as a percentage of net sales decreased to 22.1% compared to 23.3% for the same period last year. The decreases were primarily associated with lower trade show, sales compensation, travel and entertainment, warehouse and distribution, and product development-related expenses, all offset in part by expenses related to the start-up of our new women’s belt business. Expenses associated with women’s belts totaled $244,000 for the quarter and nine-month periods ended September 30, 2009.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs to support various marketing initiatives sponsored by our customers. Accruals associated with cooperative advertising expenditures are recorded as a reduction to net sales. Expenditures for advertising and promotion, including cooperative advertising, totaled $945,000 or 3.4% percent of net sales compared to $988,000 or 3.5% of net sales for the quarters ended September 30, 2009 and 2008, respectively. Advertising and promotion expenses, including cooperative advertising, for the nine months ended September 30, 2009 were $2,850,000 or 3.6% of net sales compared to $2,726,000 or 3.5% of net sales for the corresponding period last year.

For the quarter and nine-months ended September 30, 2009, administrative expenses decreased $404,000 or 17.9% and $1,019,000 or 15.3%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 6.5% and 7.9% for the quarters ended September 30, 2009 and 2008, respectively, and 7.1% and 8.4% for the nine months ended September 30, 2009 and 2008, respectively. The decreases in administrative expenses for both the quarter and nine-month periods were mainly due to reductions in bad debt, environmental-related expenses, and professional fees. We made substantial additions to our bad debt reserves during the second quarter last year following the bankruptcy filings of two of our department store customers. We also recorded an expense of $197,000 during the third quarter last year in connection with a certain environmental matter.

Interest Expense

Net interest expense for the quarter and nine-months ended September 30, 2009 decreased by $114,000 or 54.6% and $320,000 or 50.9%, respectively, compared to the same periods in 2008. The decreases were due to both lower average borrowings and lower borrowing costs during the quarter and year to date periods. Average outstanding borrowings decreased 44.3% and 32.7% during the quarter and nine-month periods, respectively, due primarily to decreases in inventory investment and income tax payments. Our average borrowing costs also decreased during both the quarter and year to date periods due to decreases in short-term interest rates generally relative to the corresponding periods last year.

Income Taxes

We recorded an income tax provision on our net income for the quarter and nine months ended September 30, 2009 of $257,000 and $337,000, respectively, reflecting an effective tax rate of 39.7%. We recorded an income tax provision of $33,000 during the quarter ended September 30, 2008 and an income tax benefit of ($293,000) during the nine-month period ended September 30, 2008, or an effective tax rate of 38.3% and 37.6%, respectively. As of September 30, 2009, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our fiscal 2008 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital increased by $1,502,000 during the nine-month period ended September 30, 2009 compared to a decrease of $720,000 for the nine months ended September 30, 2008. The increase during the nine-month period ended September 30, 2009 was mainly due to an increase in net accounts receivable, offset by an increase in bank borrowings and a decrease in net inventory investment. The decrease during the nine-month period ended September 30, 2008 was mainly due to a reduction in cash and net accounts receivable, as well as an increase in bank borrowings, offset in part by increases in inventory and decreases in accounts payable, and other accrued liabilities. Inventories fell substantially during the first nine months of 2009 due to our cautious sales outlook and generally conservative merchandise planning in response to the uncertain economic conditions as well as higher sales of discontinued and excess inventory.

Cash used in operations during the nine months ended September 30, 2009 totaled $505,000 compared to cash used in operations during the corresponding period last year of $4,683,000. Cash was provided by operations this year mainly from net income and non-cash charges (including depreciation, amortization, and stock-based compensation expense) as well as from life insurance proceeds associated with certain policies owned by the Company, a decrease in prepaid expenses, a decrease in inventory, and an increase in accrued royalties, all offset in part by increases in accounts receivable and decreases in other current liabilities. Cash was used during the nine months ended September 30, 2008 primarily to fund increases in inventory and decreases in accounts payable, accrued royalties and other accrued liabilities. As discussed above, inventory decreased substantially during the first nine months of 2009 due to a more conservative approach to inventory management and increased net sales of out-of-line inventory.

Cash used in investing activities was $278,000 for the nine-month period ended September 30, 2009 compared to cash used of $499,000 for the nine-month period ended September 30, 2008. Cash was used in both years for capital expenditures and premiums on corporate-owned life insurance contracts.

Cash provided by financing activities was $919,000 and $3,296,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively. Cash provided in both years mainly reflects net borrowings of short-term debt under our revolving credit facility offset in part by purchases of treasury stock.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At September 30, 2009, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

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

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended September 30, 2009:

Period	(a) Total Number of Shares (or Units ) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009- July 31, 2009	2,479	$5.80	--	--
August 1, 2009- August 31, 2009	2,487	$5.80	--	--
September 1, 2009- September 30, 2009	10,524	$1.24	--	--
Total	15,490	$2.70	--	--

______________________

(1) These shares of Common Stock were repurchased by us from employees and former employees pursuant to terms of The New Swank, Inc. Retirement Plan required under the Internal Revenue Code of 1986, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on August 20, 2009. At the Annual Meeting, stockholders:

(a)

Elected the following directors to serve as Class II directors of the Company until our 2012 Annual Meeting of Stockholders and until election and qualification of their respective successors by the following vote:

	Director	For	Withheld	Broker Non-Votes
	John Tulin	5,045,335	59,178	0
	John J.Macht	5,042,377	62,136	0

(b)	Approved the appointment of BDO Seidman LLP as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2009 by the following vote:

	For	Against	Abstain	Broker Non-Votes
	5,046,302	21,694	36,517	0

Item 6.	Exhibits

Exhibit Number	Description

3.01	Restated Certificate of Incorporation of the Company, as amended to date.

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC. Registrant

/s/ Jerold R. Kassner Jerold R. Kassner, Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 13, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.01	Restated Certificate of Incorporation of the Company, as amended to date.

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.