Form 10-K
period 2009-12-31
Swank, Inc.
filed 2010-03-31
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5354

SWANK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1886990 (IRS Employer Identification Number)

90 Park Avenue New York, New York (Address of principal executive offices)	10016 (Zip code)

Registrant's telephone number, including area code:	(212) 867-2600

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Item 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No: ☐

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

Large accelerated filer ☐                     Accelerated filer ☐

Non-accelerated filer ☐                       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes o  No ☒

The aggregate market value of the shares of the Registrant’s common stock, $.10 par value per share, held by non-affiliates, based on the closing price of $3.70 as of the close of business on June 30, 2008, the last business day of our most recently completed second fiscal quarter, was $13,646,088.

The number of outstanding shares of Registrant’s common stock, $.10 par value per share, at the close of business on February 28, 2010 was 5,666,300.

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

PART I

Item 1.                      Business.

General

The Company was incorporated on April 17, 1936.  We are engaged in the importation, sale and distribution of men's accessories under the names “Kenneth Cole", “Tommy Hilfiger”, “Nautica”, "Geoffrey Beene", "Claiborne", "Guess?", “Donald Trump”, “Tumi”, “Chaps”, “Buffalo David Bitton”, "Pierre Cardin”,  and “US Polo Association”, among others, and under a variety of private labels to a number of retailers.

Products

Men's leather accessories, principally belts, wallets and other small leather goods, including billfolds, key cases, card holders and other items, and men's costume jewelry, principally cuff links, tie clips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, are distributed under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", “Nautica”, "Guess?",  “Tumi”, “US Polo Association”, and "Swank".  We distribute men’s costume jewelry under the names “Donald Trump” and “Chaps”; suspenders under the names “Geoffrey Beene”, “Claiborne”, and “Tommy Hilfiger”; and men's leather accessories under the name “Tommy Hilfiger”.  We are also licensed to distribute men’s and women’s leather accessories and men’s costume jewelry under the name “Buffalo David Bitton” and men’s and women’s leather accessories and suspenders under the name “Pierre Cardin.” In addition, we distribute and sell our men’s product offerings under a number of trademarks and trade names through the private label programs of our customers.

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

Sales and Distribution

Our customers are primarily major retailers within the United States.  In each of fiscal 2009, 2008, and 2007, our three largest customers were Macy’s, Inc. ("Macy’s"), Kohl’s Department Stores (“Kohl’s”) and The TJX Companies, Inc. ("TJX"). Those customers accounted for approximately 20%, 17%, and 10%, respectively, of our net sales in 2009; 20%, 15% and 9%, respectively, of our net sales in 2008; and 18%, 13%, and 11%, respectively, of our net sales in 2007.  No other customer accounted for more than 10% of net sales during any of our last three fiscal years.  Exports to foreign countries accounted for approximately 8% of net sales in fiscal 2009 and 10% of net sales in fiscal years 2008 and 2007.

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

At March 11, 2010, we had unfilled orders of approximately $10,588,000 compared with approximately $9,131,000 at March 11, 2009.  The increase in our order backlog is primarily due to higher belt sales associated with certain new merchandise collections being launched during the spring 2010 season, offset in part by a decrease in accessories orders. We received an unusually larger order for a men’s accessories program during spring 2009 for merchandise that is normally ordered for the holiday season and ships during our third and fourth quarters.  In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of orders placed by our customers from year-to-year.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

As of December 31, 2009, 30 salespeople, including district sales managers and independent sales representatives, were engaged in the sale of our products working out of sales offices located in New York, NY and Atlanta, GA.  In addition, we sell certain of our products through four company-owned factory outlet stores in four states.

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

Advertising Media and Promotion

Substantial expenditures on advertising and promotion are an integral part of our business. We spent approximately 4% of net sales on advertising and promotion in 2009, of which approximately 3% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

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

Patents, Trademarks and Licenses

We have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of our product offerings as follows:

Name	Men’s Leather Accessories	Men’s Costume Jewelry	Men’s Suspenders	Women’s Leather Accessories
Geoffrey Beene	✓	✓	✓
Claiborne	✓	✓	✓
Nautica	✓	✓
Tommy Hilfiger	✓
Kenneth Cole	✓	✓
Pierre Cardin	✓		✓	✓
Guess	✓	✓
Tumi	✓	✓
Chaps	✓	✓
Donald Trump	✓	✓
Buffalo David Bitton	✓	✓		✓
US Polo Association	✓	✓

In addition to the licensed brands above, we also distribute men’s leather accessories, costume jewelry, and suspenders under a variety of private labels to a number of retailers including, among others, Macy’s, Kohl’s, Stage Stores, JC Penney, and Sears.  Our “Kenneth Cole", “Tommy Hilfiger”, “Nautica”, "Geoffrey Beene", "Claiborne", "Guess?",  “Chaps”, "Pierre Cardin”, “Donald Trump”, “Tumi”, “US Polo Association”, and “Buffalo David Bitton” licenses collectively may be considered material to our business.  We do not believe that our business is materially dependent on any one license agreement.

Our license agreements generally specify percentage royalties, minimum royalty payments and minimum advertising and promotion expenditures, and expire at various times from 2010 through 2013. Our "Claiborne" license provides for percentage royalty payments not exceeding 6% of net sales; our "Geoffrey Beene",  “Nautica”, “US Polo Association”, and “Buffalo David Bitton” licenses provide for percentage royalty payments not exceeding 7% of net sales; our "Kenneth Cole", “Pierre Cardin”, “Tommy Hilfiger”, and "Guess?" licenses provide for percentage royalty payments not exceeding 8% of net sales; our “Donald Trump” license provides for percentage royalty payments not exceeding 9% of net sales; our “Tumi” license provides for percentage royalty payments not exceeding 10% of net sales; and our “Chaps” license provides for percentage royalty payments not exceeding 10.5% of net sales.  Our “Guess” and “US Polo” licenses expire on December 31, 2010; our “Geoffrey Beene” license expires on June 30, 2011; our “Pierre Cardin”, “Kenneth Cole”, “Claiborne”, “Donald Trump”, and “Buffalo David Bitton” licenses expire on December 31, 2011; our “Tommy Hilfiger” and “Chaps” licenses expire on March 31, 2012; our “Nautica” license expires on December 31, 2013; and our “Tumi” license expires on July 24, 2013. We regularly assess the status of our license agreements and anticipate renewing the contracts scheduled to expire in 2010, subject to the negotiation of terms and conditions mutually satisfactory to our licensors and us.

Employees

As of December 31, 2009 we had 256 employees, of whom 148 are warehouse and distribution employees. None of these employees are represented by labor unions and we believe our relationship with our employees to be satisfactory.

Item 1A.                      Risk Factors.

Not applicable

Item 1B.                      Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

Our main administrative offices and distribution center are presently located in a leased warehouse building containing approximately 242,000 square feet in Taunton, Massachusetts. This facility is used in the distribution of substantially all of our products. In addition, one of our factory stores is located within the Taunton location.  The present lease term for these premises expires in 2011, and we have three, three-year renewal options that will allow us to extend the term of the lease for these premises until 2020.  The warehouse facility in Taunton is equipped with modern machinery and equipment, substantially all of which is owned by us, with the remainder leased.

Our executive offices and national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York, New York under a lease that expires in 2018.  We are a party to a sublease agreement with K&M Associates, L.P. for approximately 34% of our space under lease at 90 Park Avenue which expires in 2010.  This sublease will not be renewed. A regional sales office is also located in leased premises in Scottsdale, Arizona.  The lease for the Scottsdale office expires in 2011.  Collectively, these two offices contain approximately 22,000 square feet.

We also presently operate three factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 4,800 square feet in the aggregate.

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

We, twelve other parties (the “PRP Group”), along with the Town of Norton, Massachusetts and the United States Department of Energy (“USDOE”), signed a judicial consent decree relating to the Site, which was lodged on December 9, 2008 with the United States District Court for the District of Massachusetts, Eastern Division and was approved by that court on January 27, 2009.  The PRP Group members have agreed in the consent decree, jointly and severally, to perform certain remediation activities at the Site in accordance with a statement of work agreed to between United States Environmental Protection Agency ("EPA"), on the one hand, and, on the other hand, the PRP Group and USDOE.  In addition, the PRP Group members have agreed on a cost sharing allocation and procedures for the funding and performance of the consent decree obligations.

EPA estimated the total cost of remediation at the Site to be approximately $43 million, which includes two response actions at the site.  The first action, managed by the U.S Army Corps of Engineers and which is in process, is designed to remove radiological contamination. The second action, led by EPA, is designed to remove non-radiological contamination. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than 2011). At that time, we anticipate that the costs to complete remediation at the Site may be significantly reduced.  Since the Company did not generate or deposit at the Site any radioactive materials, the Company should not be responsible for participating in the first response action. In addition, in accordance with the cost sharing agreement referred to above, the Company is not responsible for any increased costs of remediation at the Site due to the presence of radiological contamination. As among the PRP Group members, certain members, but not the Company, have agreed to be responsible for the increased costs, and USDOE has agreed in the consent decree to be responsible for one-half of those costs.  We believe that this matter will not have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site.  At December 31, 2009 we had accrued approximately $1,400,000 for potential costs associated with this site.

In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island.  The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island.  The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017.  The estimated cost of remediation by natural attenuation through 2017 is approximately $1.5 million.  Based on current participation, our share of these costs is approximately $134,000.  We believe that the cost of remediation of this site will not have any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

(b)           No material pending legal proceedings were terminated during the three month period ended December 31, 2009.

Item 4.                      Reserved.

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

	2009		2008
Quarter	High	Low	High	Low

First	$1.40	$.55	$5.65	$4.35
Second	2.40	.92	4.70	3.15
Third	2.90	2.10	3.30	1.85
Fourth	3.00	2.33	2.30	1.35

Number of Record Holders at February 26, 2010 – 528

Our loan agreement prohibits the payment of cash dividends on our Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").  We have not paid any cash dividends on our Common Stock during the last two fiscal years and we have no current expectation that cash dividends will be paid in the foreseeable future.

During  2009, the Company issued 33,410 shares of Common Stock through the grant of stock awards to two employees.  The Company is relying on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock.  Each individual has represented, warranted and agreed, among other things, that the shares of Common Stock issued to the individual have been acquired for his or her own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time.  Each individual has also represented that he or she has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of his or her investment in the shares of Common Stock; has adequate means of providing for his or her current needs and possible future contingencies; is able to bear the economic risks of his or her investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his or her investment in the shares of Common Stock in the event any loss should occur; and has had access to and received such documents and information concerning the Company as he or she has requested.  A Securities Act restrictive legend has been placed on each certificate representing the shares of Common Stock and stop transfer instructions have be placed on the transfer of the shares of Common Stock awarded to the individuals as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

(b)           Not applicable.

Item 6.                                Selected Financial Data.

Not applicable.

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are currently engaged in the importation, sale and distribution of men's and women’s belts, leather accessories, suspenders, and men's jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate four factory outlet stores primarily to distribute excess and out-of-line merchandise.

Despite the challenges of a very difficult economy, our net sales increased for the year with a corresponding increase in our income before taxes.  Net income for the year ended December 31, 2009 was $1,778,000 compared to net income for the corresponding period last year of $2,090,000. Income before taxes in 2009 was $3,633,000 compared to $3,466,000 last year.  Our results for 2008 include the effects of a $2,000,000 pretax gain recorded during the fourth quarter associated with the settlement of a coverage dispute with one of our insurers. Income before taxes for 2008 exclusive of the insurance settlement was $1,466,000.

Net sales during 2009 increased .7% to $114,798,000 compared to $113,967,000 in 2008. The increase was due to higher shipments of our men’s personal leather goods, gift accessories, and belts as well as reductions in in-store markdown and promotion expenses offset in part by lower shipments of men’s jewelry and higher customer returns allowances.  The increase in personal leather and gift accessories was due to increased sales of certain licensed collections at department store accounts as well as higher private label merchandise shipments to a major chain store customer.  The decrease in in-store markdown expense during 2009 was mainly due to a reduction in promotional commitments primarily during the first half of the year as compared to the same time in 2008.  The increase in return allowances is due mostly to certain product transitions planned for spring 2010.

Gross profit for the 12 months ended December 31, 2009 was $36,426,000, up 1.6% from last year’s $35,835,000. Gross profit as a percentage of net sales increased to 31.7% compared to 31.4% for the year-ago period.  The increase in gross profit was due to higher net sales and lower royalty expense offset in part by higher inventory control costs, primarily merchandise markdowns during the first half of the year, and higher product costs for certain of our merchandise collections. Selling and administrative expenses for the 12 months ended December 31, 2009 were $32,384,000, reflecting a decrease of $1,118,000 or 3.3% compared to last year and, as a percentage of net sales, decreased to 28.2% compared to 29.4% in 2008.

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

Revenue Recognition

Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured.  The Company records revenues net of sales allowances, including cash discounts, in-store customer allowances, cooperative advertising, and customer returns, which are all accounted for in accordance with Accounting Standards Codification (“ASC”) 605-15, “Revenue Recognition”.  Sales allowances are estimated using a number of factors including historical experience, current trends in the retail industry and individual customer and product experience.  The Company reduces net sales and cost of sales by the estimated effect of future returns of current period shipments.  Each spring upon the completion of processing returns from the preceding fall season, the Company records adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

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

Environmental Costs

In accordance with ASC 410-30, “Environmental Obligations”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note H to the financial statements for additional discussion).

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

2009 vs. 2008

Net sales

Net sales for the year ended December 31, 2009 increased .7% to $114,798,000 compared to $113,967,000 for the prior year. The increase was due to higher shipments of our men’s personal leather goods, gift accessories, and belts as well as reductions in in-store markdown and promotion expenses offset in part by lower shipments of men’s jewelry and higher customer returns allowances.  The increase in personal leather and gift accessories shipments was due to increases in shipments of certain licensed collections to department store accounts as well as of private label merchandise to a major chain store customer.  The decrease in in-store markdown expense during 2009 was mainly due to a reduction in promotional commitments primarily during the first half of the year as compared to the same time in 2008.  Promotional expenditures, which consist of in-store markdowns, cooperative advertising, and other promotional activity, decreased $824,000 or 8.4% in 2009 compared to the prior year. The increase in return allowances is mostly due to certain product transitions planned for spring 2010.

Our international net sales decreased 18.0% during 2009 due to lower shipments of personal leather goods and belt merchandise primarily associated with our Luxury Division and to certain of our licensors’ international master licensees.  Export net sales accounted for approximately 8% and 10% of our total net sales during 2009 and 2008, respectively.

Net sales in both 2009 and 2008 were favorably affected by the annual returns adjustment made during each year’s second quarter.  Each month we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. At the end of the spring season, upon the completion of processing returns from the preceding fall, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $668,000 and $872,000 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively. Our actual returns experience during both the spring 2009 and spring 2008 seasons was better than anticipated compared to the reserves established at December 31, 2008 and December 31, 2007, respectively, principally due to lower than expected customer returns for men's belts and personal leather goods. Our reserve for returns at December 31 is established in consideration of shipments made during the previous fall selling season. These reserves are typically based on estimates of customer returns, which in both 2009 and 2008 were lower than anticipated due to the impact of point-of-sale markdowns and other promotional activities that helped clear discontinued and excess merchandise that retailers might otherwise have returned.

Gross profit

Gross profit for the 12 months ended December 31, 2009 was $36,426,000, up 1.65% from last year’s $35,835,000. Gross profit as a percentage of net sales increased to 31.7% compared to 31.4% for the prior year.  The increase in gross profit was due to higher net sales and lower royalty expense offset in part by higher inventory control costs, primarily merchandise markdowns during the first half of the year, and higher product costs for certain of our merchandise collections.

Royalty expenses associated with our various license agreements decreased 2.8% to $6,751,000 in 2009 and, expressed as a percentage of net sales, decreased to 5.9% compared to 6.1% last year.  The decrease in both dollars and as a percentage of net sales was principally due to a change in sales mix.

Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year.  The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $440,000 and $682,000 for the years ended December 31, 2009 and 2008, respectively.

After the end of 2009, we decided to terminate our previously announced relationship with Style 365 LLC, a marketer of women’s fashion belts and accessories.  As a result, we may now be responsible for liquidating certain related inventory and for satisfying certain other commitments, which may have an adverse effect on our 2010 financial results. We intend to continue the importation, distribution and sale of women’s fashion accessories under our license arrangements as well as through private label sales. See Note N to the financial statements.

Selling and Administrative Expense

Selling and administrative expenses for the 12 months ended December 31, 2009 were $32,384,000, compared to $33,502,000 for the same period last year, reflecting a decrease of $1,118,000, or 3.3%, and as a percentage of net sales, decreased to 28.2% compared to 29.4% in 2008.

Selling expenses for the twelve-month period decreased $328,000 or 1.3% and as a percentage of net sales decreased to 21.7% compared to 22.1% in 2008. The decreases were primarily due to reductions in warehouse and distribution, in-store servicing, travel, and other domestic selling expenses offset partially by costs associated with the launch of our women’s accessories division and the opening of our China representative office. We include shipping and handling costs in selling expenses in our statement of income. Total shipping and handling costs in fiscal 2009 and 2008 were $5,581,000 and $5,791,000, respectively.  The decrease during 2009 was mainly due to a reduction in compensation costs for shipping and warehouse employees, outside labor charges, and shipping and packaging supplies.

Administrative expenses during 2009 decreased 9.6% to $7,478,000 compared to $8,268,000 for the prior year.  Administrative expenses expressed as a percentage of net sales were 6.5% and 7.3% for the twelve months ended December 31, 2009 and 2008, respectively. The decrease in administrative expenses for the twelve-month period was due to reductions in bad debt, environmental-related, and travel expenses, offset in part by increases in professional fees and miscellaneous taxes. We made substantial additions to our bad debt reserves during the second quarter of 2008 following the bankruptcy filings of two of our department store customers.  We also recorded an expense of $197,000 during 2008’s third quarter in connection with the Shpack Superfund site.

Our license agreements generally include minimum advertising and promotional spending requirements. Advertising and promotional costs charged to selling expense in support of our men's accessories business, exclusive of cooperative advertising and display expenditures (which are included in net sales and cost of sales, respectively), totaled 2.7% of net sales for the year ended December 31, 2009 compared to 2.5% in 2008.

Promotional Expenditures

We routinely make advertising and promotional expenditures to enhance our business and support the advertising and promotion activity of our licensors. Promotional expenditures included in selling and administrative expenses totaled $3,130,000 and $2,898,000, and as a percentage of net sales, were 2.7% and 2.5%, for 2009 and 2008, respectively.  We also make expenditures in support of cooperative advertising arrangements with certain of our retail customers. These expenses, which are included in net sales, totaled $1,027,000 and $1,183,000 in 2009 and 2008, respectively.  Expenditures for merchandise displays and fixturing, which we include in cost of sales, increased $128,000 to $572,000 in 2009 compared to $444,000 in 2008.  The increase during 2009 was mainly due to higher costs associated with displays furnished to customers in connection with certain private-label belt merchandise programs.

Other (income) expense

We recorded no other (income) or expense in 2009.  During the fourth quarter of 2008, we received $2,000,000 from one of our insurance companies in connection with the settlement of a coverage dispute associated with certain insurance policies purchased by us that covered a number of prior years. The settlement amount was recorded as other income in our statement of income for the quarter and 12 months ended December 31, 2008.

Interest Expense

Net interest expense for the twelve-months ended December 31, 2009 decreased by $458,000 or 52.8% compared to the prior year.  The decrease was due to both lower average borrowings and lower borrowing costs.  For the year, our average outstanding borrowings decreased 39.1% relative to 2008 primarily due to decreases in inventory investment especially during the second half of 2009.

Provision for Income Taxes

We recorded an income tax provision of $1,855,000 during 2009 compared to a provision of $1,376,000 during 2008.  Our effective tax rate in 2009 was 51.0% compared to 39.7% in 2008.  The increase was mainly due to higher state taxes.  During 2009, we recorded an adjustment to state income tax expense to reflect differences between amounts previously recognized for financial reporting purposes and amounts reported on certain of our state tax returns for years prior to 2009.  The effect of the adjustment was immaterial to all years presented.  In accordance with the criteria established in ASC 740-10 (formerly Statement of Financial Accounting Standards No. 109), “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards.  Based upon our evaluation at December 31, 2009, we recorded a valuation allowance of $200,000 against our deferred tax asset in connection with certain state net operating loss carryforwards which are not expected to be realized.

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of ASC 740-10 had no effect on our financial condition, results of operations, or cash flows during 2009.

Liquidity and Capital Resources

Cash provided by operations in 2009 was $10,655,000 compared to cash provided of $2,713,000 in 2008.  Cash was provided during 2009 mainly by net income, adjusted for certain non-cash charges including bad debt write-offs, depreciation and amortization, and stock option compensation expense. Cash was also provided by decreases in net inventory and other current assets as well as an increase in accounts payable. The increase in accounts payable was mainly in response to higher inventory commitments associated with merchandise expected to be shipped to customers during the spring 2010 season in connection with certain new collections or expansions of existing programs. These provisions of cash were offset in part by an increase in net accounts receivable and net deferred taxes.

The decrease in inventories during 2009 resulted primarily from our relatively conservative outlook with regard to our net sales, particularly during the holiday season.  We reduced our purchases generally in light of the challenging economic conditions that prevailed during much of 2009.  The increase in accounts receivable during 2009 was primarily due to higher net sales during our fall selling season, particularly during the fourth quarter, compared to the prior year. Net sales increased 2.5% and .7% for the quarter and year ending December 31, 2009, respectively compared to the corresponding periods in 2008.

Cash used in investing activities was $380,000 in 2009 compared to $515,000 in 2008.  The decrease in cash used in 2009 was mainly due to a reduction in capital expenditures partially offset by an increase in premiums paid on certain life insurance policies owned by the Company.

Cash used in financing activities during 2009 was $10,047,000 compared to cash used of $4,194,000 in 2008.  Cash was used in both 2009 and 2008 primarily to reduce borrowings under our revolving credit agreement and for the purchase of treasury stock.

Working capital financing is provided primarily by cash flows from operating activities and a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"), which has a maturity date of June 29, 2012.  The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%.  We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, however, only to the extent the maximum revolving credit amount exceeds $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month.  At December 31, 2009 and 2008, we had available lines of $22,446,000 and $21,911,000, respectively.  As of December 31, 2009, we were in compliance with all covenants contained within the 2004 Loan Agreement.

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

In the ordinary course of business, we may, from time to time, be contingently liable for performance under letters of credit.  We had no outstanding letters of credit at December 31, 2009 and approximately $84,000 was outstanding at December 31, 2008.  We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

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

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard regarding business combinations. As codified under ASC 805, “Business Combinations” (“ASC 805”), the new guidance requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.   The adoption did not have a material impact on our financial condition, results of operations, or cash flows.

Effective June 30, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, “Fair Value Measurements and Disclosures”, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, “Investments – Debt and Equity Securities”, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, “Financial Instruments”, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial condition, results of operations, or cash flows.

Effective June 30, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10, “Subsequent Events”. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure through the date of issuance of this Form 10-K for which subsequent events have been evaluated. The update resulted in no significant changes in our practice of subsequent event disclosures, and had no impact on our financial condition, results of operations, or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses how entities should account for their involvement with variable interest entities (“VIE’s”).  The guidance includes (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a VIE, and (3) changes to when it is necessary to reassess who should consolidate a VIE. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  We do not expect the adoption of this guidance in 2010 to have a material effect on our financial condition, results of operations or cash flows.

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

In October 2009, the FASB issued Accounting Standards Update No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 09-13”). ASU 09-13 updates the existing multiple-element arrangement guidance currently in ASC 605-25. “Revenue Recognition - Multiple-Element-Arrangements”. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the fiscal year ending December 31, 2011, with early adoption permitted. The Company expects to adopt the standard in the first quarter of 2011. We do not expect the adoption of this guidance in 2011 to have a material effect on our financial condition, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update 2009-17 (“ASU 2009-17”), which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of this guidance in 2010 to have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in the first quarter of 2010 and the disclosures related to Level 3 fair value measurements are effective for us in the first quarter of 2011. We are currently assessing the future impact of this new accounting update but do not expect it to have a material impact on our financial condition, results of operations or cash flows.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.                      Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm	15
Financial Statements:
Balance Sheets as of December 31, 2009 and 2008	16
Statements of Income for each of the two Years Ended December 31, 2009 and 2008	17
Statements of Changes in Stockholders' Equity and Comprehensive Income (loss) for each of the two Years Ended December 31, 2009 and 2008	18
Statements of Cash Flows for each of the two Years Ended December 31, 2009 and 2008	19
Notes to Financial Statements	20-37
Financial Statement Schedule II *	58

*All other schedules have been omitted because they are not applicable or not required as the required information is included in the Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Swank, Inc.

New York, New York

We have audited the accompanying balance sheets of Swank, Inc. (the "Company") as of December 31, 2009 and 2008 and the related statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009. We have also audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 58.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 58, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Boston, Massachusetts

March 31, 2010

Swank, Inc.

Balance Sheets as of December 31,

(Dollars in thousands)

Assets	2009	2008
Current:
Cash and cash equivalents	$571	$343
Accounts receivable, less allowances of $6,137 and $5,419, respectively	16,324	13,502
Inventories, net:
Work in process	872	1,174
Finished goods	22,872	25,113
Total inventories, net	23,744	26,287
Deferred taxes, current	2,132	1,874
Prepaid and other current assets	1,293	2,966
Total current assets	44,064	44,972
Property, plant and equipment, at cost:
Land and buildings	29	29
Machinery, equipment and software	1,921	1,869
Leasehold improvements	873	847
Total property, plant and equipment at cost	2,823	2,745
Less accumulated depreciation	1,935	1,583
Total property, plant and equipment, net	888	1,162
Deferred taxes, noncurrent	2,252	2,242
Other assets	3,479	3,638
Total noncurrent assets	6,619	7,042
Total Assets	$50,683	$52,014

Liabilities
Current:
Note payable to bank	$-	$10,005
Current portion of long-term obligations	497	891
Accounts payable	9,456	4,222
Accrued employee compensation	2,016	1,126
Accrued royalties payable	1,132	945
Income taxes payable	762	40
Other current liabilities	804	1,062
Total current liabilities	14,667	18,291
Total long-term obligations, net of current portion	6,432	6,048
Total Liabilities	21,099	24,339
Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $1.00 Authorized - 300,000 shares	-	-
Common stock, par value $.10 Authorized -- 43,000,000 shares
Issued - 6,418,789 and 6,385,379 shares	642	639
Capital in excess of par value	2,322	2,037
Retained earnings	29,256	27,478
Accumulated other comprehensive (loss)	(493)	(378)
Treasury stock at cost – 752,489 and 736,999 shares	(2,143)	(2,101)
Total Stockholders' Equity	29,584	27,675
Total Liabilities and Stockholders' Equity	$50,683	$52,014

The accompanying notes are an integral part of the financial statements.

Swank, Inc.

Statements of Income

For Each of the Two Years Ended December 31,

(In thousands, except share and per share data)

	2009	2008
Net sales	$114,798	$113,967
Cost of goods sold	78,372	78,132
Gross profit	36,426	35,835
Selling and administrative expenses	32,384	33,502
Other (income) – Insurance settlement	-	(2,000)
Income from operations	4,042	4,333
Interest expense, net	409	867
Income before provision (benefit) for income taxes	3,633	3,466
Provision for income taxes	1,855	1,376
Net income	$1,778	$2,090

Share and per share information:
Weighted average common shares outstanding -- basic	5,670,438	5,961,066
Basic net income per common share	$ .31	$ .35

Weighted average common shares outstanding -- diluted	5,670,756	5,961,921
Diluted net income per share	$ .31	$ .35

The accompanying notes are an integral part of the financial statements.

Swank, Inc.

Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

For each of the years ended December 31, 2009 and 2008	Common Stock, Par Value $.10		Capital in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'	Comprehensive
(Dollars in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity	Income (loss)
Balance, December 31, 2007	6,385,379	$639	$1,826	$25,386	$(469)	373,574	$(1,101)	$26,281

Net income				2,090				2,090	$2,090
Stock-based compensation expense			211					211
Common stock repurchased						363,425	(1,000)	(1,000)
Other				2				2
Other comprehensive income (loss):
Change in minimum pension liability					32			32	32
Minimum pension liability adjustment,
net of tax (benefit) of (47)					59			59	59
Total comprehensive income									$2,181

Balance, December 31, 2008	6,385,379	639	2,037	27,478	(378)	736,999	(2,101)	27,675

Net income				1,778				1,778	$1,778
Stock-based compensation expense			253					253
Common stock repurchased						15,490	(42)	(42)
Issuance of common stock in lieu of cash compensation	33,410	3	32					35

Other comprehensive income (loss):
Minimum pension liability adjustment,
net of tax of 108					(113)			(113)	(113)
Unrealized (loss) on securities available for sale					(2)			(2)	(2)
Total comprehensive income									$1,663

Balance, December 31, 2009	6,418,789	$642	$2,322	$29,256	$(493)	752,489	$(2,143)	$29,584

The accompanying notes are an integral part of the financial statements.

Swank, Inc.

Statements of Cash Flows

(Dollars in thousands)

For Each of the Two Years Ended December 31,

	2009	2008
Cash flows from operating activities:
Net income	$1,778	$2,090
Adjustments to reconcile net income to net cash provided by (used in) operations:
Provision for bad debt	155	566
Depreciation and amortization	393	436
Stock-based compensation expense	253	211
Proceeds from life insurance	514	-
Decrease in cash surrender value of life insurance	427	8
(Increase) decrease in deferred income tax, net of allowance	(268)	919

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(2,977)	4,259
Decrease in inventories	2,542	378
Decrease (increase) in prepaid and other assets	1,152	(1,901)
Increase (decrease) in accounts payable, accrued and other liabilities	5,694	(3,641)
Increase (decrease) in income taxes payable	722	(431)
Increase (decrease) in other long-term obligations and deferred credits	270	(181)
Net cash provided by operations	10,655	2,713
Cash flows from investing activities:
Capital expenditures	(92)	(392)
Premiums on life insurance	(288)	(123)
Net cash (used in) investing activities	(380)	(515)
Cash flows from financing activities:
Borrowings under revolving credit agreements	62,951	58,831
Payments of revolving credit obligations	(72,956)	(62,025)
Treasury stock received	(42)	(1,000)
Net cash (used in) financing activities	(10,047)	(4,194)
Net increase (decrease) in cash and cash equivalents	228	(1,996)
Cash and cash equivalents at beginning of year	343	2,339
Cash and cash equivalents at end of year	$571	$343
Cash paid during the year for:
Interest	$386	$867
Income taxes	$851	$2,628
Non-cash transactions during the period: Issuance of common stock in lieu of cash compensation	$35	-

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

A.           The Company

The Company is engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry and women’s accessories, principally belts. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates four factory outlet stores primarily to distribute excess and out of line merchandise.

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

Revenue Recognition

Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, which are all accounted for in accordance with ASC 605-15 (formerly Statement of Financial Accounting Standards No. 48), “Revenue Recognition When Right of Return Exists” and ASC 815-30 (formerly Emerging Issues Task Force Issue No. 01-09), "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Allowances for Accounts Receivable

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers.  The allowance for customer returns results from the reversal of sales for estimated returns and associated costs.  Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers.  Allowances for accounts receivable are generally at their seasonal highs on December 31.  Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions for bad debts in 2009 and 2008 were $155,000 and $566,000, respectively.

Concentration of Credit Risk

We sell products primarily to major retailers within the United States. Our three largest customers combined accounted for approximately 45% and 38% of trade receivables (gross of allowances) at December 31, 2009 and 2008, respectively.

In fiscal 2009, net sales to our three largest customers, Macy’s, Inc. ("Macy’s"), Kohl’s Corporation (“Kohl’s”), and The TJX Companies, Inc. ("TJX"), accounted for approximately 20%, 17% and 10%, respectively, of our net sales.  In fiscal 2008, net sales to our three largest customers, Macy’s, Kohl’s and TJX, accounted for approximately 20%, 15%, and 9%, respectively, of our net sales.  No other customer accounted for more than 10% of net sales during either of our last two fiscal years.  Exports to foreign countries accounted for approximately 8% of net sales in fiscal year 2009 and approximately 10% of net sales in fiscal year 2008.

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

We purchase substantially all of our small leather goods, principally wallets, from a single supplier in India. Unexpected disruption of this source of supply could have an adverse effect on our small leather goods business in the short-term depending upon our inventory position and on the seasonal shipping requirements at that time.  However, we believe that alternative sources for small leather goods are available and could be utilized by us within several months. We also purchase substantially all of our finished belts and other accessories from a number of suppliers, primarily in Asia. We believe that alternative suppliers are readily available for substantially all such purchased items.

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

We review the carrying value of our long-lived assets in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events and circumstances indicate that the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If such assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Other Assets

Other Assets includes approximately $90,000 in restricted cash in connection with a security deposit associated with a sublease for certain of our leased property.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2009 and 2008.  Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at December 31, 2009 and 2008.

Advertising Costs

We charge advertising costs to expense as they are incurred.  Total expenditures charged to advertising expense during 2009 and 2008 were $3,130,000 and $2,898,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs as part of selling expenses in our statement of income.  Total shipping and handing costs were $5,581,000 and $5,791,000 for 2009 and 2008, respectively.

Environmental Costs

In accordance with ASC 410-30 (formerly AICPA Statement of Position 96-1), “Environmental Obligations”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark (see Note H to the financial statements for additional discussion).

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

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10, “Income Taxes”. ASC 740-10 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with ASC 740-10, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The adoption of this guidance had no effect on our financial conditions, results of operations, or cash flow at December 31, 2009.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued ASC 718-10 (formerly Statement of Financial Accounting Standard No. 123 (revised 2004, "SFAS 123R")), “Share-Based Payment.” ASC 718-10 addresses the accounting for share-based payments to employees, including grants of employee stock options. We adopted ASC 718-10 under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10.

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives.  The 1998 Plan provided for a maximum grant of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards (see Note G).  We did not grant any stock options during the fiscal year ended December 31, 2009.

Net Income per Share

Net income per common share or basic earnings per share amounts are adjusted to include, where appropriate, shares held by our employee stock ownership plan and deemed to be allocated to participants. Net income per share assuming full dilution includes, when applicable, the effects of options and convertible securities issued by the Company.  Diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is anti-dilutive. Potentially dilutive common shares consist of the incremental common shares that would be issuable upon the assumed exercise of stock options and the conversion of convertible securities.  The following table sets forth the computation of net income per share (in thousands, except for share and per share data):

	Year Ended December 31,
	2009	2008
Numerator:
Net income as reported	$1,778	$2,090
Denominator:
Shares used in computing basic net income per weighted average common share outstanding	5,670,438	5,961,066
Effect of dilutive securities	318	855
Shares used in computing net income per weighted average common share outstanding assuming dilution	5,670,756	5,961,921

Basic net income per weighted average common share outstanding	$ .31	$ .35
Diluted net income per weighted average common share outstanding	$ .31	$ .35

As of December 31, 2009 and 2008, options to purchase 375,000 and 376,667 shares, respectively, were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Reporting comprehensive income (loss) requires that certain items recognized under accounting principles generally accepted in the United States as separate components of stockholders' equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Reportable other comprehensive income (loss) was $(115,000) and $91,000 in 2009 and 2008, respectively.  Income (loss) in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to our defined benefit plan.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard regarding business combinations. As codified under ASC 805, “Business Combinations”, the new guidance requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.   The adoption did not have a material impact on our financial condition, results of operations, or cash flows.

Effective June 30, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10, “Subsequent Events”. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure through the date of issuance of this Form 10-K for which subsequent events have been evaluated. The update resulted in no significant changes in our practice of subsequent event disclosures, and had no impact on our financial condition, results of operations, or cash flows.

Effective June 30, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, “Fair Value Measurements and Disclosures”, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, “Investments – Debt and Equity Securities”, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, “Financial Instruments”, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial condition, results of operations, or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses how entities should account for their involvement with variable interest entities (“VIE’s”).  The guidance includes (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a VIE, and (3) changes to when it is necessary to reassess who should consolidate a VIE. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  We do not expect the adoption of this guidance in 2010 to have a material effect on our financial condition, results of operations or cash flows.

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

In October 2009, the FASB issued Accounting Standards Update No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 09-13”). ASU 09-13 updates the existing multiple-element arrangement guidance currently in ASC 605-25. “Revenue Recognition - Multiple-Element-Arrangements”. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the fiscal year ending December 31, 2011, with early adoption permitted. The Company expects to adopt the standard in the first quarter of 2011. We do not expect the adoption of this guidance in 2011 to have a material effect on our financial condition, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update 2009-17 (“ASU 2009-17”), which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of this guidance in 2010 to have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in the first quarter of 2010 and the disclosures related to Level 3 fair value measurements are effective for us in the first quarter of 2011. We are currently assessing the future impact of this new accounting update but do not expect it to have a material impact on our financial condition, results of operations or cash flows.

C.           Short-Term Borrowings

(Dollars in thousands)
	2009	2008
At December 31:
Total line	$ 32,000	$ 32,000
Weighted average interest rate	4.50%	4.50%
For the year:
Monthly average borrowing outstanding	8,836	14,484
Maximum borrowing outstanding at any month end	11,943	20,854
Monthly interest rate (weighted average)	3.44%	5.45%
Balance outstanding at December 31	-	10,005

The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under our revolving credit facility for seasonal working capital needs.

The Company’s revolving credit line is provided by Wells Fargo Foothill, Inc. (“WFF”) under a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc ("WFF"), which has a maturity date of June 29, 2012.  The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%.  We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, however, only to the extent the maximum revolving credit amount exceeds $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month.  At December 31, 2009 and 2008, we had available lines of $22,446,000 and $21,911,000, respectively.  As of December 31, 2009, we were in compliance with all covenants contained within the 2004 Loan Agreement.

In the ordinary course of business we may, from time to time, be contingently liable for performance under letters of credit. We had no outstanding letters of credit at December 31, 2009 and had approximately $84,000 outstanding at December 31, 2008.  We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

D.           Income Taxes

The components of income taxes are as follows:

For each year ended December 31,
(Dollars in thousands)
	2009	2008
Provision (benefit) for income taxes:
Currently payable:
Federal	$1,331	$419
State	792	38
Deferred:
Federal	(237)	917
State	(31)	2
	$1,855	$1,376
Deferred tax provision (benefit):
Deferred compensation	$40	$39
Inventory capitalization	(159)	53
Environmental costs	(11)	776
Minimum pension adjustment	(130)	36
Postretirement benefits	(86)	(58)
Federal NOL carryforwards	-	-
State NOL carryforwards	17	2
AMT credit carryforwards	-	-
Other items	45	(113)
Valuation allowance	16	184
	$(268)	$919
A reconciliation of the Company's effective income tax rate is as follows:
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.3	5.4
State tax adjustments	13.0	-
Valuation allowance	.4	.8
Other items, net	(1.6)	(.5)
Effective income tax rate	51.1%	39.7%
Components of the net deferred tax asset:
Deferred tax assets:
Accounts receivable reserves	$1,034	$961
Deferred compensation	-	40
Inventory capitalization	727	568
Postretirement benefits	2,082	1,996
Inventory reserves	144	264
Workman's compensation	9	9
State NOL carryforwards	314	331
Environmental costs	(183)	(194)
Minimum pension adjustment	232	102
Other	181	212
Gross deferred asset	4,540	4,289
Deferred tax liabilities:
Depreciation	44	11
Valuation allowance	(200)	(184)
Net deferred tax asset	$4,384	$4,116

 In accordance with the criteria established in ASC 740-10 (formerly Statement of Financial Accounting Standards No. 109), “Income Taxes”, we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards.  As a result of our evaluations at December 31, 2009 and 2008, we recorded valuation allowances of $200,000 and $184,000, respectively, against our deferred tax assets in connection with certain state net operating loss carryforwards which are not expected to be fully realized.

The state income tax adjustment in 2009 reflects differences between amounts previously recognized for financial reporting purposes and amounts reported on certain of our state tax returns for years prior to 2009. The effect of the adjustment was immaterial to all periods presented.  At December 31, 2009, we have remaining state net operating loss carryforwards of approximately $3,924,000 which expire through 2010.  These loss carryforwards are available to reduce state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As described above, at December 31, 2009 we recorded a valuation allowance of $200,000 against our deferred tax asset in connection with certain of these state carryforwards.

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with ASC 740-10, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Upon adoption on January 1, 2007 and as of December 31, 2009, we had no unrecognized tax benefits recorded. We do not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2009 will significantly change within the next 12 months.

E.           Long-Term Obligations

Long-term obligations at December 31 are as follows:

(Dollars in thousands)
	2009	2008
Benefits under 1987 Deferred Compensation Plan
and postretirement benefits (See Note F)	$5,272	$5,154
Environmental liabilities (See Note H)	1,526	1,509
Obligation on property sublease	42	162
Deposits and other	89	114
Total long-term obligations, including current portion	6,929	6,939
Less current portion	(497)	(891)
Total long-term obligations	$6,432	$6,048

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

The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the discretion of the Board of Directors. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses associated with contributions to the Plan were $285,000 and $272,000 for 2009 and 2008, respectively.  At December 31, 2009 and 2008, the Plan held a total of 2,142,623 and 2,226,641 shares, respectively, of our outstanding common stock, including 41,596 shares which had not been allocated to participants at December 31, 2009 and December 31, 2008. From time to time, we make loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2009 or December 31, 2008.

In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock.  Purchases are made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by us to the Plan.  Shares acquired will be used to provide benefits to employees under the terms of the Plan.  Since the repurchase plan was authorized in October 1999, the Plan has repurchased 112,455 shares. The Plan purchased 15,789 shares during 2008 and no shares during 2009.

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

The following table sets forth a reconciliation of the beginning and ending balances of our postretirement benefits, and defined benefits under our 1987 Deferred Compensation Plan described below:

For each year ended December 31,
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year:	$5,052	$4,905	$102	$201
Service cost	10	14	-	-
Interest cost	302	295	3	7
Participants' contributions	-	-	-	-
Amendments	-	-	-	-
Actuarial (gain) loss	345	(14)	-	(1)
Benefits paid	(437)	(148)	(105)	(105)
Benefit obligation at end of year (1)	$5,272	$5,052	$-	$102

Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	437	148	105	105
Participants' contributions	-	-	-	-
Benefits paid	(437)	(148)	(105)	(105)
Fair value of Plan assets at end of year	$-	$-	$-	$-
Funded status	$(5,272)	$(5,052)	$-	$(102)
Unrecognized actuarial (gain) loss (2)	256	(88)	-	3
Unrecognized transition obligation (2)	331	450	-	-
Accrued benefit cost	$(4,685)	$(4,690)	$-	$(99)

(1)
Amounts totaling $451,000 and $548,000 have been included in current portion of long-term obligations as of December 31, 2009 and 2008, respectively.  The remaining balance has been included in long-term obligations as set forth in Note E.

(2)	These amounts are included in accumulated other comprehensive (loss), net of tax, on the balance sheets, and have not yet been recognized as components of net periodic benefit cost.

In fiscal year 2010, we expect to recognize in net periodic pension cost $119,000 of the unrecognized transition obligation.  We do not expect to recognize any of the unrecognized actuarial gain because the $256,000 is within the 10% corridor of non-recognition.

The weighted-average discount rate used in determining the accumulated benefit obligations was 5.50% and 6.25% at December 31, 2009 and 2008, respectively.  For measurement purposes, an 8.00% annual rate of increase is assumed for 2009 in both the per capita cost of covered Medicare Part B health care benefits and AARP Medicare Supplemental Coverage. This rate is assumed to decrease gradually for both programs to 5.00% by 2016 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

The weighted-average discount rate used in determining the accumulated benefit obligations of the defined benefit plan was 6.25% at December 31, 2008.  Net periodic pension costs for the fiscal years ended December 31, 2009 and 2008 were determined using discount rates of 6.25% and 4.75%, respectively.  As noted below, this defined benefit plan was fully paid out and eliminated as of December 31, 2009.

Net periodic postretirement and defined benefit cost for 2009 and 2008 included the following components:

For each year ended December 31,
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits
	2009	2008	2009	2008
Service cost	$ 10	$ 14	$ -	$ -
Interest cost	302	295	3	7
Recognized actuarial loss	-	-	3	4
Amortization of transition obligation	119	119	-	-
Net periodic benefit costs included in selling and administrative expenses	$ 431	$ 428	$ 6	$ 11

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $2,000 and the postretirement benefit obligation by $36,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $2,000 and the postretirement benefit obligation by $40,000, respectively.

In 1987, we adopted a deferred compensation plan (the "1987 Plan") available to certain key executives for the purpose of providing retirement benefits. Interest credited to participants' accounts is paid at retirement in the form of a monthly annuity over a period of ten years. Effective January 1, 2000, we placed all participants in the 1987 Plan who were not already receiving benefits into payout status. Participants received benefit payments over ten years resulting in the elimination of the Company's liability under the 1987 Plan as of December 31, 2009.

We use loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that we have the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $5,188,000 and $5,606,000 at December 31, 2009 and 2008, respectively, which is included in other assets, net of policy loans aggregating approximately $1,920,000 and $2,143,000, respectively.  We presently have no intention of repaying any policy loans and expect that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $186,000 and $113,000 in 2009 and 2008, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 5.6% and 5.5% at December 31, 2009 and 2008, respectively.

No cash contributions in 2010 are expected for the benefit plans other than funding current benefit payments.

The following benefit payments, which reflect future service as appropriate, are expected to be paid in connection with our postretirement benefit obligation. The benefit payments are based on the same assumptions used to measure our benefit obligations at December 31, 2009.

(Dollars in thousands)
2010	$451
2011	451
2012	453
2013	451
2014	447
2015 through 2019	2,041

G.           Stock Awards

In 1994, we established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable.  No options were granted in 2009 or 2008 as all of the remaining shares of common stock available under the directors’ plan had been granted.

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

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives.  Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share.  The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant.  The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to ASC 718-10 (formerly SFAS 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation.” The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. SFAS 123(R) requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.  The 1998 Plan expired by its terms in 2008 and no awards under that plan were granted during 2009.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the twelve months ended December 31, 2008:

Granted
Twelve months ended
December 31, 2008

Expected volatility	70%
Risk-free interest rate	2.73%
Expected option life	4 years
Expected dividend yield	N/A
Assumed forfeiture rate	0%

The weighted average grant date fair value of share options granted during the twelve months ended December 31, 2008 was $2.70. There were no stock options exercised and the Company did not recognize any related tax benefits during the twelve months ended December 31, 2009. During 2009 and 2008 we recognized $253,000 and $211,000, respectively, in compensation expense related to this grant.  As of December 31, 2009 and 2008, there was $549,000 and $802,000, respectively, in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the vesting period of the grant.

The following table summarizes stock option activity for the years 2008 and 2009:

		Weighted Average
	Option Shares	Exercise Price
Outstanding at December 31, 2007	1,667	$1.60
Granted	375,000	5.21
Outstanding at December 31, 2008	376,667	$5.19
Outstanding at December 31, 2009	376,667	$5.19

Options outstanding as of December 31, 2009 were as follows:

		Weighted	Weighted		Weighted
Exercise	Shares	Average	Average	Shares	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$1.60 - $5.56	376,667	3.16	$5.19	95,417	$5.14

A summary of option activity under the stock-based compensation plans as of December 31, 2009 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise |Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value * (000s)
Outstanding at December 31, 2008	376,667	$5.19	4.16	$ -
Outstanding at December 31, 2009	376,667	$5.19	3.16	$ -

Vested or expected to vest at December 31, 2009	95,417	$5.14	3.12	$ -

Exercisable at December 31, 2009	95,417	$5.14	3.12	$ -
*	The aggregate intrinsic value on this table was calculated based on the positive difference between the market value of our common stock and the exercise price of the underlying options.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace our previous plans that had expired by their terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards.  During 2009, we granted aggregate stock awards of 33,410 shares (net of shares withheld in connection with income tax and other withholdings) to certain key employees in lieu of cash bonuses earned during fiscal 2008. We recorded compensation expense of $60,000 representing the grant-date fair value of the awards in our 2008 statement of income. The grant-date fair value was determined using the closing price of our common stock as quoted on yahoo.com as of the date of grant.

H.           Commitments and Contingencies

We lease certain of our warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases.  Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs.  Total rental expense amounted to $2,445,000 and $2,450,000 in 2009 and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

(Dollars in thousands)
2010	$ 2,284
2011	1,414
2012	1,213
2013	1,199
2014	1,211
Thereafter	4,269
Total minimum payments	$ 11,590

We have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions. Our “Kenneth Cole", “Tommy Hilfiger”, “Nautica”, "Geoffrey Beene", "Claiborne", “Tumi”, "Guess?", “Chaps”, "Pierre Cardin”, “Donald Trump”, “Buffalo David Bitton”, and “US Polo Association” licenses collectively may be considered material to our business. At December 31, 2009, we are obligated to pay minimum royalty and advertising under certain license agreements as follows: 2010 - $8,915,000; 2011 - $7,643,000;   2012 - $2,791,000; and 2013 - $2,251,000.  Our license agreements generally require us to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $82,000 and $89,000 for the years ended December 31, 2009 and 2008, respectively. We regularly assess the status of our license agreements and anticipate renewing those contracts expiring in 2010, subject to the negotiation of terms and conditions satisfactory to us.

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

We, twelve other parties (the “PRP Group”), along with the Town of Norton, Massachusetts and the United States Department of Energy (“USDOE”), signed a judicial consent decree relating to the Site, which was lodged on December 9, 2008 with the United States District Court for the District of Massachusetts, Eastern Division and was approved by that court on January 27, 2009.  The PRP Group members have agreed in the consent decree, jointly and severally, to perform certain remediation activities at the Site in accordance with a statement of work agreed to between United States Environmental Protection Agency ("EPA"), on the one hand, and, on the other hand, the PRP Group and USDOE.  In addition, the PRP Group members have agreed on a cost sharing allocation and procedures for the funding and performance of the consent decree obligations.

EPA estimated the total cost of remediation at the Site to be approximately $43 million, which includes two response actions at the site.  The first action, managed by the U.S Army Corps of Engineers and which is in process, is designed to remove radiological contamination. The second action, led by EPA, is designed to remove non-radiological contamination. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than 2011). At that time, we anticipate that the costs to complete remediation at the Site may be significantly reduced.  Since the Company did not generate or deposit at the Site any radioactive materials, the Company should not be responsible for participating in the first response action.  In addition, in accordance with the cost sharing agreement referred to above, the Company is not responsible for any increased costs of remediation at the Site due to the presence of any radiological contamination.  As among the PRP Group members, certain members, but not the Company, have agreed to be responsible for increased costs, and USDOE has agreed in the consent decree to be responsible for one-half of those costs.  We believe that this matter will not have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site.  At December 31, 2009 we had accrued approximately $1,400,000 for potential costs associated with this site.

In September 1991, the Company signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island.  The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island.  The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017.  The estimated cost of remediation by natural attenuation through 2017 is approximately $1.5 million.  Based on current participation, our share of these costs is approximately $134,000.  We believe that the cost of remediation of this site will not have any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying balance sheets (See Note E), exclusive of currently payable amounts of approximately $4,000 and $223,000 included in other current liabilities in 2009 and 2008, respectively.  These amounts have not been discounted.  We believe that the accompanying financial statements include adequate provision for environmental exposures.

In the ordinary course of business, we may, from time to time, be contingently liable for performance under letters of credit. No letters of credit were outstanding at December 31, 2009 and approximately $84,000 was outstanding at December 31, 2008.  We are required to pay a monthly fee presently equal to 2.0% per annum on the outstanding letter of credit.

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

I.           Promotional Expenses

Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance our business and, as described in Note H to the financial statements, certain license agreements require specified levels of spending.  We charge advertising costs to expense as they are incurred.  Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2009 and 2008 were $3,130,000 and $2,898,000, respectively.

J.           Fair Value Measurements

In September 2006, the FASB issued ASC 820-10-65 (formerly Statement of Financial Accounting Standards No. 157), "Fair Value Measurements and Disclosures". We adopted ASC 820-10 on January 1, 2008 for our financial assets and financial liabilities. However, as discussed above in Note B to the Financial Statements, the FASB deferred the effective date of ASC 820-10-65 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820-10-65 did not have a material impact on our financial statements.

ASC 820-10-65 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820-10-65 defines fair value based upon an exit price model.  ASC 820-10-65 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

·  Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
·  Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
·  Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

  Our cash and cash equivalents consist of cash on deposit at various financial institutions at December 31, 2009. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at December 31, 2009 and 2008.

K.           Disclosures About Segments of an Enterprise and Related Information

We follow ASC 280-10 (formerly SFAS No. 131), ”Segment Reporting”, which establishes standards for the way that public business enterprises report information about operating segments. Operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance.  We are engaged in one business, the sale of men's and women’s accessories consisting of belts, wallets and other small leather goods, suspenders and jewelry. Our company and our customer relationships are organized around this one business segment.  Our products are sold principally domestically through department stores and to a lesser extent, through specialty stores and mass merchandisers.

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

(Dollars in thousands except per share data)	Quarter ending
	Mar 31	Jun 30	Sep 30	Dec 31

2009
Net sales	$ 23,971	$ 26,501	$28,639	$ 35,687
Gross profit	$ 7,493	$ 8,117	$8,704	$ 12,112
Net income (loss)	$ (279)	$ 401	$390	$ 1,266
Net income (loss) per common share – basic	$ (.05)	$ .07	$.07	$ .22
Net income (loss) per common share – diluted	$ (.05)	$ .07	$.07	$ .22

2008
Net sales	$ 24,718	$ 25,755	$ 28,685	$ 34,809
Gross profit	$ 7,447	$ 8,512	$ 8,962	$ 10,914
Net income (loss)	$ (411)	$ (128)	$ 53	$ 2,576
Net income (loss) per common share – basic	$ (.07)	$ (.02)	$ .01	$ .44
Net income (loss) per common share – diluted	$ (.07)	$ (.02)	$ .01	$ .44

M.           Related Party Transactions

John Tulin, our Chairman and Chief Executive Officer, has three family members who are employed by us in various positions and are compensated for services rendered by them to us.

We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with certain license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $82,000 and $89,000 for the years ended December 31, 2009 and 2008, respectively.

N.           Subsequent Event

During 2009, the Company announced that it had entered into a strategic alliance with Style 365 LLC, a marketer of women’s fashion belts and accessories.  Subsequent to December 31, 2009, the Company decided to terminate that relationship. As a result, the Company may now be responsible for liquidating certain related inventory and for satisfying certain other commitments, which may have an adverse effect on our 2010 financial results.  The Company is licensed to manufacture, distribute and sell women’s fashion accessories under certain of its license agreements, and continues to manufacture and sell women’s fashion accessories directly to certain of its licensors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

See Item 9A(T) below in this Form 10-K.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2009 of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 are effective in accumulating and communicating to them material information relating to the Company required to be included in reports that we must file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

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

Management assessed our internal control over financial reporting as at December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control--Integrated Framework.”  Based on this assessment, management concluded that our internal control over financial reporting was effective as at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information.

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Title

John Tulin	63	Chairman of the Board, Chief Executive Officer and Director

James E. Tulin	58	Senior Vice President - Merchandising and Director

Paul Duckett	69	Senior Vice President - Distribution and Retail Store Operations

Melvin Goldfeder	73	Senior Vice President - Special Markets Division

Jerold R. Kassner	53	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Eric P. Luft	54	President and Director

There are no family relationships among any of the persons listed above or among such persons and the directors of the Company except that John A. Tulin and James E. Tulin are brothers.

John Tulin has been the Company’s Chief Executive Officer since October 1995, and was elected to the additional office of Chairman of the Board in March 2007.  Mr. Tulin joined us in 1971, was elected a Vice President in 1974, Senior Vice President in 1979, Executive Vice President in 1982 and served as our President from October 1995 to March 2007.  He has served as a director since 1975.  Mr. Tulin brings to the Board a unique understanding of our business, history and long-term strategic plans as a result of his nearly 40 years of service to our Company.  Through his various leadership roles at the Company, including as our Chief Executive Officer for more than the last 14 years, Mr. Tulin has gained a deep knowledge of all aspects of our business and of the retail and accessories industries, and has played the leading role in developing and maintaining the Company’s relationships with its licensors.  Mr. Tulin holds a bachelor’s degree from Colgate University and a law degree from Georgetown University.

James E. Tulin has been Senior Vice President-Merchandising since October 1995.  For more than five years prior to October 1995, Mr. Tulin served as a Senior Vice President.  Mr. Tulin has been a director since 1985.  Mr. Tulin has over 30 years of executive level service at our Company in the areas of sales, marketing and product design and development.  Through his years of service with us in various senior management positions and his role as a director for more than 24 years, Mr. Tulin has substantial knowledge of and leadership experience in our personal leather goods and gifts businesses, and provides the Board of Directors with a unique insider’s perspective on the areas of our businesses for which he has primary responsibility.

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

Eric P. Luft was elected President in March 2007.  Mr. Luft served as a Divisional Vice President of the Men's Products Division from June 1989 until January 1993, when he was elected a Senior Vice President, and he served as Senior Vice President-Men's Division from October 1995 until his election as President in March 2007.  Mr. Luft became a director in December 2000.  Mr. Luft has long experience in the accessories industry, including over 14 years of executive level service to our Company where, as our President, he has primary responsibility for the merchandizing and sale of men’s products.  Mr. Luft is a primary contact with our key customers, and provides the Board with keen insight into our merchandising and marketing efforts.

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

John J. Macht, who is 73 years old, has been President of The Macht Group, a marketing and management consulting firm, since its inception in 1983. Mr. Macht became a director in 1995 and is chairman of the Audit Committee. Mr. Macht has more than 40 years of experience in the retail and apparel industry as a senior executive at various retailers including Macy’s where Mr. Macht was a Senior Vice President and General Merchandising Manager. He also brings to the Board valuable business, leadership and management experience having led the The Macht Group, which provides innovative marketing solutions and consulting services to companies in the retail and apparel industries, for the past 27 years.

Raymond Vise, who is 88 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987.  Mr. Vise became a director in 1963 and is a member of the Audit Committee.  Mr. Vise has broad knowledge of the retail and accessories.  Mr. Vise served as a senior executive of the Company for over 40 years where, among other responsibilities, he was responsible for national sales.  Mr. Vise’s extensive history at the Company in senior leadership positions, and his service as a director for more than 46 years, has provided him with in-depth knowledge of our businesses and has enabled him to serve as an important advisor to our management and to our other Board members.

Michael M. Rubin, who is 52 years old, was elected as a director at our annual meeting of stockholders held in August 2007 and is a member of the Audit Committee.  Mr. Rubin has been the managing member of mRm & Associates, a management consulting firm, for more than the past five years.  Prior to starting mRm & Associates, Mr. Rubin served as a senior financial officer for a number of companies in the apparel and accessories industry.  Mr. Rubin is a certified public accountant and an audit committee financial expert under the rules and regulations of the Securities and Exchange Commission.  He has served as a consultant to numerous companies, with a focus in the apparel and accessories sectors, where he provided guidance with respect to his clients’ overall operations, including cash and working capital management, internal controls and treasury functions, banking relationships, and business development.  Mr. Rubin has also held senior financial positions at a number of companies in the apparel and accessories industry including Donna Karan Company where he was a Vice President and that company’s first Corporate Controller.

Each director serves a three-year term and until the election and qualification of his successor.

Our Board of Directors has determined that Michael M. Rubin is an audit committee financial expert under applicable rules and regulations of the Securities and Exchange Commission, and meets the independence requirements under the rules of The Nasdaq Stock Market, Inc. for board members and audit committee members.

There were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our registered equity securities, to file initial reports of ownership, and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us.  Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2009 were all timely filed, except that John Tulin inadvertently filed a Form 4 late with regard to one transaction and James Tulin inadvertently filed a Form 4 late with regard to two transactions.

Code of Ethics

We have adopted a Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Item 11.                      Executive Compensation.

Director Compensation

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2009:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (j)
John J. Macht	$56,500	--	--	--	--	$85,432	(1)	$141,932
Raymond Vise	$38,000	--	--	--	--	$7,955	(2)	$45,955
Michael M. Rubin	$44,000	--	--	--	--	--		$44,000

(1)
Under agreements between us and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between us and licensors introduced to us by The Macht Group, and in certain instances, based on net sales of specified private label products. Aggregate compensation earned by The Macht Group under this arrangement during 2009 was $81,927.  Mr. Macht also receives reimbursement for travel and related expenses incurred by him in connection with his attendance at board of directors and committee meetings.

(2)
Mr. Vise receives reimbursement for certain medical insurance premiums paid by him pursuant to benefits provided to certain of the Company’s retirees under our Post-Retirement Benefits Plan.  Aggregate compensation paid to Mr. Vise under this program during 2009 was $4,714. Mr. Vise also receives reimbursement for travel and related expenses incurred by him in connection with his attendance at board of directors and committee meetings.

During 2009, each non-employee director received a director's fee of $6,000 for each meeting of the Board and $4,000 for each Board committee meeting attended by him in person or via teleconference, except that Mr. Macht, Chairman of the Audit Committee, received $6,500 for each committee meeting attended by him.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of John Tulin, our Chairman of the Board and Chief Executive Officer, Eric P. Luft, our President, and James E. Tulin, a Senior Vice President (we call these officers our “Named Officers”):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e) (1)	Option Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John Tulin, Chairman of the Board and Chief Executive Officer	2009 2008	$500,000 $500,000	$100,000 --	$50,000 (2) $50,000 (4)	-- $170,402	--- ---	--- ---	$89,889 (3)(8) $87,423 (3)(8)	$739,889 $807,825
Eric P. Luft, President	2009 2008	$154,000 $154,000	$398,421 (5) $368,524 (5)	--- ---	-- $136,919	--- ---	--- ---	$31,828 (6)(8) $31,807 (6)(8)	$584,249 $691,250
James E. Tulin, Senior Vice President	2009 2008	$380,000 $376,167	$25,000 $10,000	--- ---	-- $131,078	--- ---	--- ---	$38,492 (7)(8) $38,854 (7)(8)	$443,492 $556,099

(1)
These amounts reflect the grant date fair value of the stock awards and option awards pursuant to the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 718.  See Note G to the financial statements.

(2)
This amount reflects a stock award granted to Mr. Tulin on March 10, 2010 as a bonus earned for fiscal 2009 of 17,241 shares of our common stock, $.10 par value per share, or Common Stock, under the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”).  The award value was based on $2.90 per share, which was the closing quoted price for a share of Common Stock on the date the stock award was granted.

(3)
This amount includes, for fiscal 2009, financial planning services of $12,100 a special allowance of $43,200, travel allowances of $9,000, automobile benefits (which include lease, insurance and maintenance expenses) of $21,161, and premiums paid by the Company on certain life insurance policies owned by the Company, and for fiscal 2008, financial planning services of $10,475, a special allowance of $43,200, travel allowances of $8,250, automobile benefits of $21,161, and premiums paid by the Company on certain life insurance policies owned by the Company.

(4)
This amount reflects a stock award granted to Mr. Tulin on March 11, 2009 as a bonus earned for fiscal 2009 of 28,562 shares of Common Stock under the 2008 Plan, net of 19,057 shares withheld in connection with income tax and other withholdings.  The award value was based on $1.05 per share, which was the closing quoted price for a share of Common Stock on the date the stock award was granted.

(5)	This amount includes sales commissions of $373,420 in 2009 and $360,524 in 2008.

(6)	This amount includes automobile benefits of $18,378 in 2009 and $18,507 in 2008.

(7)
This amount includes, for fiscal 2009, automobile benefits of $21,155 and travel allowances of $10,800 and, for fiscal 2008, automobile benefits of $22,516 and travel allowances of $9,900 in fiscal 2008.

(8)
These amounts also include premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers and Company matches on deferrals made by the Named Officers to their 401(k) accounts under the Retirement Plan.

On February 28, 2008, John Tulin and James E. Tulin were each awarded stock options for 65,000 and 50,000 shares of our Common Stock, respectively, at an exercise price of $5.56 per share.  On that date, Mr. Luft also was granted a stock option for 50,000 shares at an exercise price of $5.05 per share.  Each of the option awards vests over a period of four years with 25% of the award vesting on each of the first, second, third, and fourth anniversaries of the grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options held by the Named Officers at December 31, 2009.  No equity incentive plan awards, including SARs, restricted stock, restricted stock units, or similar instruments, were held by the Named Officers at December 31, 2009.

2009 Outstanding Equity Awards at Fiscal Year-End
Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
John Tulin	16,250	48,750	---	$5.56	2/28/13
Eric P. Luft	12,500	37,500	---	$5.05	2/28/13
James E. Tulin	12,500	37,500	---	$5.56	2/28/13

 (1)  On February 28, 2008, John Tulin and James E. Tulin were each awarded stock options for 65,000 and 50,000 shares of our Common Stock, respectively, at an exercise price of $5.56 per share.  On that date, Mr. Luft also was granted a stock option for 50,000 shares at an exercise price of $5.05 per share.  Each of the option awards vests over a period of four years with 25% of the award vesting on each of the first, second, third, and fourth anniversaries of the grant.

Retirement Plans

During fiscal 2009, we maintained in effect the 1987 Deferred Compensation Plan, as amended, or the 1987 Plan.  The 1987 Plan was originally adopted to provide certain of our executives with the ability to defer some of their compensation until retirement.  We did not make any contributions to the 1987 Plan.  The compensation the executives deferred, plus interest on those deferrals, were intended to be paid to the executives in the form of a monthly annuity payment over a period of 10 years.  However, in 1999, we agreed with the executives who were not already receiving payments that no further deferrals would be made and that amounts already deferred, along with interest earned, would be returned to them.  Since then, all of the compensation the executives previously had deferred has been returned to them.  Interest on the deferred compensation was paid to the executives, and earnings continued to accrue on the remaining interest amounts to be distributed.  The interest rate used to credit earnings to each participant’s outstanding balance was based on the age and tenure of each participant and ranged from 6.5% per annum to 8.5% per annum.  Mr. Luft is the only Named Officer that participated in the 1987 Plan during 2009.  Interest paid under the 1987 Plan to Mr. Luft during 2009 was $3,910, and during 2009 we distributed to Mr. Luft our final payment in connection with his benefits under the 1987 Plan.

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

Terminated Pension Plans

In 1983, we terminated our pension plans covering salaried employees and salesmen and purchased annuities from the assets of those plans to provide for the payment (commencing at age 62) of accrued benefits of those employees who were not entitled to or did not elect to receive lump sum payments.  The accrued annual benefits for Messrs. John Tulin and James E. Tulin under these annuities are $11,910 and $10,033, respectively.

Employment Contracts and Severance Agreements

We are a party to an amended and restated employment agreement with John Tulin.  The original expiration date under this agreement was December 31, 2009, but on each December 31 during the term, the term is automatically extended so that on that last day of each calendar year, the employment term will be a three calendar year period, unless either we or John Tulin gives the other at least thirty (30) days notice that there will be no extension.  The current expiration date is December 31, 2012.  John Tulin is entitled to receive a minimum annual base salary of $500,000, and such other compensation, if any, as the Board of Directors shall determine.  In addition, the agreement provides that for a period of thirty (30) days from and after the occurrence of a Change of Control (as described below in connection with his Termination Agreement), John Tulin has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination.  If John Tulin’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive an amount equal to his base salary through the then applicable expiration date of the employment agreement as if no termination had occurred.  If our agreement with John Tulin is terminated because of the his disability, he is entitled to receive an amount equal to his average base salary for the three-calendar year period prior to disability, plus accrued but unpaid salary and bonus compensation, if any.  If John Tulin dies during the employment term, his legal representatives are entitled to receive his base salary through the end of the following calendar year, plus accrued but unpaid bonus compensation, if any.

We are a party to an amended and restated employment agreement with Eric P. Luft, pursuant to which Mr. Luft serves as President of the Company.  Under the amended and restated agreement, Mr. Luft is entitled to receive a base salary of $154,000, and commission compensation equal to the greater of (i) $128,000 and (ii) .05% of certain of our domestic net sales, plus such other compensation, if any, as the Board of Directors shall determine.  The amended and restated agreement also provides that if at any time after a Change of Control (as described below in connection with his Termination Agreement), John Tulin shall no longer be the chief executive officer of the Company, then for a period of fifteen (15) days thereafter, Mr. Luft has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and accrued but unpaid commission compensation, if any, through the date this agreement shall terminate.  If Mr. Luft’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive $282,000 plus an additional amount equal to a pro rata portion of $282,000 for the number of months from the preceding July 1 to the last day of the calendar month in which his employment terminates.  However, if his employment is terminated and he is entitled to receive amounts under his termination agreement with us (which is described below), Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts.  If the amended and restated agreement is terminated because of the disability of Mr. Luft, he is entitled to receive an amount equal to his average base salary and commission compensation for the three-calendar year period prior to disability, plus accrued but unpaid salary, commission compensation and bonus compensation, if any.  If Mr. Luft dies during the employment term, his legal representatives are entitled to receive, in installments in accordance with the then applicable pay intervals for executive officers of the Company, an amount equal to his average base salary and commission compensation for the three-calendar year period prior to death, plus accrued but unpaid salary and bonus compensation, if any.

We are a party to an amended and restated employment agreement, as amended to date, with James E. Tulin, under which he serves as a Senior Vice President of the Company.  James Tulin is entitled to receive a minimum annual base salary of $357,000, and such other compensation, if any, as the Board of Directors shall determine.  In addition, the agreement provides that for a period of fifteen (15) days from and after the occurrence of a Change of Control (as described below in connection with his Termination Agreement), James Tulin has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination in addition to any amounts to which he may be entitled under his Termination Agreement (described below).  If James Tulin’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive an amount equal to his base salary through the then applicable expiration date of the employment agreement as if no termination had occurred.  If our agreement with James Tulin is terminated because of his disability, he is entitled to receive his base salary from the date of termination through the end of the month during which the termination occurs, plus accrued but unpaid salary and bonus compensation, if any.  If James Tulin dies during the employment term, his legal representatives are entitled to receive his base salary through the end of the month during which death occurs, plus accrued but unpaid bonus compensation, if any.

We are also parties to termination agreements with Messrs. John Tulin, Eric P. Luft and James E. Tulin, as well as certain of our other corporate officers (we call each of these, a “Termination Agreement”).  Each Termination Agreement has a stated termination date of October 31, 2011 (subject to earlier termination as provided therein), but contains an automatic annual one-year extension on each October 31 unless we give thirty (30) days written notice prior to the then current expiration date that there shall be no extension.  In the event of a Change of Control, as that term is defined in the Termination Agreement, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).  A “Change of Control” will be considered to have occurred if (i) there has occurred a change in control as the term "control" is defined in Rule 12b-2 promulgated under the Exchange Act as in effect on the date of the Termination Agreements; (ii) when any "person" (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), except for the Retirement Plan or any other any employee stock ownership plan or trust (or any of the trustees thereof) or other of our benefit plans, becomes a beneficial owner, directly or indirectly, of our securities representing twenty-five (25%) percent or more of our then outstanding securities having the right to vote on the election of directors; (iii) during any period of not more than two (2) consecutive years (not including any period prior to the execution of the Termination Agreements), individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with us to effect a transaction described in clauses (i), (ii), (iv), (v), (vi) or (vii)) whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were either directors at the beginning of the period or whose election or nomination for election was previously approved, cease for any reason to constitute at least seventy-five (75%) percent of the entire Board of Directors; (iv) when a majority of the directors elected at any annual or special meeting of stockholders (or by written consent in lieu of a meeting) are not individuals nominated by our incumbent Board of Directors; (v) if our stockholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in the holders of our voting securities outstanding immediately prior thereto being the holders of at least eighty (80%) percent of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; (vi) if our stockholders approve a plan of complete liquidation of the Company; or (vii) if our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

             The following table sets forth information as of February 28, 2010 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who we know to be the beneficial owner of more than 5% of the Common Stock, our only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The New Swank, Inc. Retirement Plan c/o Swank, Inc. 90 Park Avenue New York, NY 10016	2,142,623 (1) (2)	37.8%
John Tulin c/o Swank, Inc. 90 Park Avenue New York, NY 10016	1,860,910 (3) (4)	32.7%
Raymond Vise 8 El Paseo Irvine, CA 92715	1,288,843 (3) (5)	22.7%
James E. Tulin c/o Swank, Inc. 8800 N. Gainey Center Drive Scottsdale, AZ 83258	306,550 (6)	5.4%

(1)           This amount includes 862,583 shares of Common Stock allocated to participants' accounts in the Retirement Plan, and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters.

(2)           This amount also includes 1,104,534 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion, and 41,596 unallocated shares which the trustees may vote in their discretion.  Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received.  This amount also includes 133,909 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3)           John A. Tulin, our Chairman of the Board, Chief Executive Officer and a director, and Raymond Vise, a director of the Company, are co-trustees of the Retirement Plan. This amount includes 1,104,534 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above); 41,596 unallocated shares which the trustees may vote in their discretion; and 133,909 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

(4)           This amount includes 1,060 shares owned by Mr. Tulin's wife and 99,500 shares held jointly by Mr. Tulin and his wife. This amount also includes 22,999 shares allocated to his accounts under the Retirement Plan.  This amount also includes 32,500 shares which Mr. Tulin has the right to acquire within 60 days of February 28, 2010 through the exercise of stock options granted under the 1998 Equity Incentive Compensation Plan (the “1998 Plan”).  The 1998 Plan expired by its terms, and no further options may be granted thereunder, although the 1998 Plan remains in effect as to previously granted stock options.

(5)           This amount includes 1,667 shares which Mr. Vise has the right to acquire within 60 days of February 28, 2010 through the exercise of stock options granted under the 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”). The 1994 Plan expired by its terms, and no further options may be granted thereunder, although the 1994 Plan remains in effect as to previously granted stock options.

(6)           This amount also includes 25,738 shares allocated to Mr. Tulin’s accounts under the Retirement Plan, 142 shares held by him as custodian for his children and 25,000 shares which Mr. Tulin has the right to acquire within 60 days of February 28, 2010 through the exercise of stock options granted under the 1998 Plan.

Security Ownership of Management

The following table sets forth information at February 28, 2010 as to the ownership of shares of our Common Stock, our only outstanding class of equity securities, with respect to (a) each of our directors, (b) each Named Officer, and (c) all of our directors and executive officers as a group (9 persons).  Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
John J. Macht	5,000		*
John Tulin	1,860,910	(1)	32.7%
Raymond Vise	1,288,843	(2)	22.7%
Eric P. Luft	128,203	(3)	2.3%
James E. Tulin	306,550	(4)	5.4%
Michael M. Rubin	---		*
All directors and executive officers as a group (9 persons)	2,785,233	(5)	47.8%

* Less than one (1%) percent.
___________________________________
(1)  Includes the shares referred to in footnotes 3 and 4 of the first table above under the caption “Ownership of Voting Securities”.

(2)  Includes the shares referred to in footnotes 3 and 4 of the first table above under the caption “Ownership of Voting Securities.”

(3)  Includes an aggregate of 24,203 shares of Common Stock allocated to Mr. Luft’s accounts under the Retirement Plan and 25,000 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan.

(4)  Includes the shares referred to in footnote 6 of the first table above under the caption “Ownership of Voting Securities”.

(5)  Reference is made to footnotes (1) through (4) above. This amount also includes 113,650 shares of Common Stock allocated to their respective accounts under the Retirement Plan and 159,167 shares which the Company’s directors and executive officers have a right to acquire within 60 days through the exercise of stock options granted under the 1994 Plan and 1998 Plan.

Equity Compensation Plan Information

       The following table sets forth certain information as of December 31, 2009 concerning our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	376,667	--	966,590

Equity compensation plans not approved by security holders	--	--	--

Total	376,667	--	966,590

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During 2009 and 2008, we employed Christine Myerson (who is the daughter of John Tulin, our Chairman of the Board and Chief Executive Officer) as Vice President -- men's jewelry. Ms. Myerson is responsible for the development of merchandise design and packaging concepts for our various licensed and private label men's jewelry collections. Aggregate compensation earned by Ms. Myerson for services rendered to us during 2009 and 2008 amounted to $280,338 and $252,912 (including the grant-date fair value of a net stock award of 4,848 shares of Common Stock), respectively.

On December 5, 2008, we purchased 270,000 shares of our Common Stock from Slater Equity Partners L.P. at a purchase price per share of $1.89 (an aggregate of $510,300).  Steven L. Martin, a former beneficial holder of more than 5% of our Common Stock, was the manager and controlling owner of Slater Equity Partners L.P. at the time of the purchase.  In addition, on that date, John Tulin, our Chairman of the Board and Chief Executive Officer, and Mr. Tulin together with his wife as joint tenants, purchased 15,083 shares of our Common Stock from Slater Equity Partners L.P. and an additional 69,400 shares of our Common Stock from an affiliated entity, Slater Equity Offshore Fund Limited, at a purchase price per share of $1.89 (an aggregate of $159,672.87).

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

Director Independence

Michael M. Rubin, a director and member of our Audit Committee, meets the independence requirements under the rules of The Nasdaq Stock Market, Inc. for board members and audit committee members.  Raymond Vise is a director and member of the Audit Committee, Executive Compensation Committee and the Stock Option Committee, and he meets the independence requirements under the rules of The Nasdaq Stock Market, Inc. for board members and for members of committees on which he serves. John J. Macht is a director and member of the Audit Committee, Executive Compensation Committee and the Stock Option Committee.  Mr. Macht meets the independence requirements under the rules of The Nasdaq Stock Market, Inc. for board members and for members of committees on which he serves other than the independence requirements for audit committee members. The other members of the Board do not meet those independence requirements.  The Board of Directors does not have a standing nomination committee.

Item 13.                      Principal Accounting Fees and Services.

Audit Fees

Aggregate audit fees billed and expected to be billed by BDO Seidman, LLP ("BDO") for its audit of our financial statements for the years ended December 31, 2009 and December 31, 2008, for its review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2009 and fiscal 2008, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal 2009 and fiscal 2008, were $244,900 and $228,700, respectively.

Audit-Related Fees

Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption "Audit Fees" for fiscal 2009 and fiscal 2008 totaled $26,600 and $28,100, respectively.

Tax Fees

In addition to the fees described above, aggregate fees of $29,000 were billed by BDO during the year December 31, 2008 for income tax compliance and related tax services.  No income tax compliance or related fees were billed by BDO for fiscal 2009.

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

The following financial statements of the Company are included in Item 8:

Balance Sheets -- As of December 31, 2009 and 2008.

Statements of Income -- Years ended December 31, 2009 and 2008.

Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) -- Years ended December 31, 2009 and 2008.

Statements of Cash Flows -- Years ended December 31, 2009 and 2008.

Notes to Financial Statements.

	2.	Financial Statement Schedules filed as part of this Report:

The following financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 14(d) of this Annual Report.

Financial Statement Schedule for the years ended Years ended December 31, 2009 and 2008.

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

10.01
Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02.01
Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02.02
Letter Agreement dated as of January 1, 2010 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.03
Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.04
Form of Termination Agreement effective as of November 1, 2008 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.05
Deferred Compensation Plan of the Company dated as of January 1, 1987.  (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06
Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans.  (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

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

10.21	Swank, Inc. 2008 Stock Incentive Plan. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.22.01
Stock Award Agreement dated March 11, 2009 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2009, File No. 1-5354, is incorporated herein by reference.)+

10.22.02
Stock Award Agreement dated March 10, 2010 between the Company and John Tulin. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

14.01
Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

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

Date: March 31, 2010	SWANK, INC. (Registrant)
	By:	/s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Tulin
John A. Tulin	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 31, 2010

/s/ Jerold R. Kassner
Jerold R. Kassner	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)	March 31, 2010

/s/ Eric P. Luft
Eric P. Luft	President and Director	March 31, 2010

/s/ John J. Macht
John J. Macht	Director	March 31, 2010

/s/ Michael M. Rubin
Michael M. Rubin	Director	March 31, 2010

/s/ James E. Tulin
James E. Tulin	Senior Vice President and Director	March 31, 2010

/s/ Raymond Vise
Raymond Vise	Director	March 31, 2010

Swank, Inc.

Schedule II -- Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
	Balance at	Additions				Balance
	Beginning	Charged				at End
	of Period	to Expense		Deductions		of Period

For the year ended December 31, 2009
Reserve for Receivables
Allowance for doubtful accounts	$675,000	$155,000	(G)	$180,000	(A) (I)	$650,000
Allowance for cash discounts	23,000	87,000	(H)	90,000	(B)	20,000
Allowance for customer returns	1,735,000	3,591,000	(F)	3,378,000	(C)	1,948,000
Allowance for cooperative advertising	428,000	998,000	(H)	982,000	(D)	444,000
Allowance for in-store markdowns	2,558,000	7,988,000	(H)	7,471,000	(E)	3,075,000
Total	$5,419,000	$12,819,000		$12,101,000		$6,137,000

For the year ended December 31, 2008
Reserve for Receivables
Allowance for doubtful accounts	$735,000	$787,000	(G)	$847,000	(A) (I)	$675,000
Allowance for cash discounts	40,000	177,000	(H)	194,000	(B)	23,000
Allowance for customer returns	1,878,000	2,809,000	(F)	2,952,000	(C)	1,735,000
Allowance for cooperative advertising	403,000	1,130,000	(H)	1,105,000	(D)	428,000
Allowance for in-store markdowns	1,996,000	8,575,000	(H)	8,013,000	(E)	2,558,000
Total	$5,052,000	$13,478,000		$13,111,000		$5,419,000

(A)	Bad debts charged off as uncollectable, net of reserves.
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Recorded in selling and administrative.
(H)	Recorded against net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Recorded in restructuring expenses
(K)	Payments made to beneficiaries

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2009

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

10.01
Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02.01
Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02.02
Letter Agreement dated as of January 1, 2010 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.03
Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.04
Form of Termination Agreement effective as of November 1, 2008 between the Company and each of the Company's officers listed on Schedule A thereto. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.05
Deferred Compensation Plan of the Company dated as of January 1, 1987.  (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06
Agreement dated as of July 14, 1981 between the Company and Marshall Tulin, John Tulin and Raymond Vise as investment managers of the Company's pension plans.  (Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-5354, is incorporated herein by reference.)

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

10.21	Swank, Inc. 2008 Stock Incentive Plan. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.22.01
Stock Award Agreement dated March 11, 2009 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-Kdated March 13, 2009, File No. 1-5354, is incorporated herein by reference.)+

10.22.02
Stock Award Agreement dated March 10, 2010 between the Company and John Tulin. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

14.01
Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

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