Form 10-Q
period 2010-03-31
Swank, Inc.
filed 2010-05-13
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q
-----------------------
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2010
Common Stock, $.10 par value	5,676,606

SWANK, INC.

Part I.  Financial Information

Item 1.  Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

	March 31, 2010		December 31, 2009
		(Unaudited)
ASSETS
Current:
Cash and cash equivalents		$ 143		$ 571
Accounts receivable, less allowances
of $4,372 and $6,137, respectively		18,324		16,324
Inventories, net:
Work in process	848		872
Finished goods	21,164		22,872
		22,012		23,744
Deferred taxes, current		2,132		2,132
Prepaid and other current assets		2,830		1,293

Total current assets		45,441		44,064

Property, plant and equipment, net of
accumulated depreciation		910		888
Deferred taxes, noncurrent		2,252		2,252
Other assets		3,457		3,479

Total assets		$ 52,060		$ 50,683

LIABILITIES
Current:
Note payable to bank		$ 7,890		$ -
Current portion of long-term obligations		462		497
Accounts payable		5,100		9,456
Accrued employee compensation		717		2,016
Accrued royalties		811		1,132
Other current liabilities		1,314		1,566

Total current liabilities		16,294		14,667

Long-term obligations		6,546		6,432

Total liabilities		22,840		21,099

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 300,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued -- 6,429,095 shares and 6,418,789 shares, respectively		643		642
Capital in excess of par value		2,414		2,322
Retained earnings		28,799		29,256
Accumulated other comprehensive (loss), net of tax		(493)		(493)
Treasury stock, at cost, 752,489 shares		(2,143)		(2,143)

Total stockholders' equity		29,220		29,584

Total liabilities and stockholders' equity		$ 52,060		$ 50,683

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands except share and per share data)
---------------------------------

	2010	2009

Net sales	$ 25,655	$ 23,971

Cost of goods sold	17,390	16,478

Costs associated with termination of Style 365 agreement	1,492	-

Total cost of sales	18,882	16,478

Gross profit	6,773	7,493

Selling and administrative expenses	8,350	7,836

(Loss) from operations	(1,577)	(343)

Interest expense	62	119

(Loss) from operations before income taxes	(1,639)	(462)

(Benefit) for income taxes	(1,182)	(183)

Net (loss)	$ (457)	$ (279)

Share and per share information:
Basic net (loss) per weighted average common share outstanding	$ (.08)	$ (.05)
Basic weighted average common shares outstanding	5,669,735	5,659,517
Diluted net (loss) per weighted average common share outstanding	$ (.08)	$ (.05)
Diluted weighted average common shares outstanding	5,669,735	5,659,517

The accompanying notes are an integral part of the condensed financial statements.

 SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)
--------------

	2010	2009
Cash flows from operating activities:

Net (loss)	$ (457)	$ (279)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	101	96
Bad debt expense	98	184
Stock-based compensation expense	63	64
Proceeds from life insurance	-	216

Changes in assets and liabilities:
(Increase) in accounts receivable	(2,098)	(2,480)
Decrease in inventory	1,732	4,014
(Increase) decrease in prepaid and other assets	(1,503)	114
(Decrease) in accounts payable	(4,356)	(1,869)
(Decrease) in accrued royalties	(321)	(143)
(Decrease) in all other current liabilities	(1,556)	(917)
Increase in long-term obligations	114	291
Net cash (used in) operations	(8,183)	(709)

Cash flows from investing activities:
Capital expenditures	(115)	(20)
Premiums on life insurance	(20)	(103)
Net cash (used in) investing activities	(135)	(123)

Cash flows from financing activities:
Borrowing under revolving credit agreements	20,798	13,816
Payments of revolving credit obligations	(12,908)	(12,663)
Net cash provided by financing activities	7,890	1,153

Net (decrease) increase in cash and cash equivalents	(428)	321

Cash and cash equivalents at beginning of period	571	343

Cash and cash equivalents at end of period	$ 143	$ 664

Cash paid during the three months for:
Interest	$ 62	$ 119
Taxes	$846	$ 49

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$ 30	$ 35

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)
Basis of Presentation.  The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2010 and 2009. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles.  Footnote information was included in the financial statements included in the Company’s 2009 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.  The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ended December 31, 2010 or any other period.

(2)
Net (Loss) per Share.  The following table sets forth the computation of the net (loss) per share for the periods ended March 31, 2010 and March 31, 2009 (in thousands, except for share and per share data):

	Quarter
	Ended March 31,
	2010	2009
Numerator:
Net (loss)	$ (457)	$ (279)
Denominators:
Shares used in computing basic net (loss) per weighted average common share outstanding	5,669,735	5,659,517
Effect of dilutive options	-	-
Shares used in computing net (loss) per weighted average common share outstanding assuming dilution	5,669,735	5,659,517

Basic and fully diluted net (loss) per weighted average common share outstanding	$ (.08)	$ (.05)

We excluded 376,667 common shares from the computation of diluted net (loss) per weighted average common share for both of the quarters ended March 31, 2010 and March 31, 2009 because their effect would be anti-dilutive.

(3)	Segment Information. We presently have one reportable segment, men's and women’s accessories, consisting of costume jewelry, belts and suspenders and personal leather goods.

(4)
Stock Options.  In 1994, we established a directors' stock option plan pursuant to which options may be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan are for a period of five years and are immediately exercisable.  No options have been granted in 2010 or 2009 as all of the remaining shares of common stock available under the directors’ plan had been granted.

In April 1998, our stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the "1998 Plan") which replaced the Company's prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These options vested immediately.

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives.  Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share.  The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant.  The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December

2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to ASC 718-10 (formerly SFAS 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation” (“ASC 718-10”). The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. ASC 718-10 requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.  The 1998 Plan expired by its terms in 2008 and no awards under that plan have been granted during 2010 or 2009.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the three months ended March 31, 2008:

There were no stock options exercised and the Company did not recognize any related tax benefits during the three months ended March 31, 2010 or 2009. During the three months ended March 31, 2010 and 2009 we recognized $63,000 and $64,000, respectively in compensation expense.  As of March 31, 2010, there was $486,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the vesting period of the grant.

Option activity under the stock-based compensation plans during the three months ended March 31, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2009	376,667	$5.19	3.16	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-
Outstanding at March 31, 2010	376,667	$5.19	2.91	$-
				-
				-
Vested and Exercisable at March 31, 2010	189,167	$5.17	2.89	$-

*  The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on March 31, 2010 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares issued under the 1998 Plan and 1,667 shares issued, outstanding and exercisable at $1.60 per share under the 1994 Director Plan.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace the 1998 Plan that had expired by its terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards.  During the three months ended March 31, 2010 and March 31, 2009, we granted aggregate stock awards of 10,306 and 33,410 shares (net of shares withheld in connection with income tax and other withholdings), respectively, to certain key employees in lieu of cash bonuses earned during fiscal 2009 and 2008, respectively. We recorded compensation expense of $50,000 and $60,000 representing the grant-date fair value of the awards in our fourth quarter 2009 and 2008 statements of income, respectively. The grant-date fair value of each award was determined using the closing price of our common stock as quoted on yahoo.com as of the date of grant.

(5)
Income Taxes.  We adopted the provisions of ASC 740-10 (formerly FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC 740-10”), on January 1, 2007.  We performed a comprehensive review of our tax positions in accordance with recognition standards established by ASC 740-10. In this regard, an uncertain tax position represents our treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of our review, we do not believe that we have included any “uncertain tax positions” in our federal income tax return or in any state income tax returns. With few exceptions, we are no longer subject to federal income tax examinations for years prior to 2003.

During the quarter ended March 31, 2010, we recorded a state income tax benefit of $538,000 plus accrued interest income of $41,000 in connection with a tax refund to be received during the second quarter. The refund resulted from a state tax audit that led to the application of certain net operating loss carryforwards generated in previous years to years during which the Company had taxable income.

(6)
Fair Value Measurements. In September 2006, the FASB issued ASC 820-10-65 (formerly Statement of Financial Accounting Standards No. 157), "Fair Value Measurements and Disclosures". We adopted ASC 820-10 on January 1, 2008 for our financial assets and financial liabilities. However, the FASB deferred the effective date of ASC 820-10-65 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820-10-65 did not have a material impact on our financial statements.

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

  Our cash and cash equivalents consist of cash on deposit at various financial institutions at March 31, 2010 and 2009. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at March 31, 2010 and 2009.

(7)
Recent Accounting Pronouncements.  Effective January 1, 2009, we adopted a new accounting standard regarding business combinations. As codified under ASC 805, “Business Combinations” (“ASC 805”), the new guidance requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.   The adoption did not have a material impact on our financial condition, results of operations, or cash flows.

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

Effective June 30, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10, “Subsequent Events”. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure through the date of issuance of this Form 10-Q for which subsequent events have been evaluated. The update resulted in no significant changes in our practice of subsequent event disclosures, and had no impact on our financial condition, results of operations, or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses how entities should account for their involvement with variable interest entities (“VIE’s”).  The guidance includes (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a VIE, and (3) changes to when it is necessary to reassess who should consolidate a VIE. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  The adoption of this guidance as of January 1, 2010 did not have a material effect on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance as of January 1, 2010 did not have a material effect on our financial condition, results of operations or cash flows.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17 (“ASU 2009-17”), which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance as of January 1, 2010 did not have a material effect on our financial condition, results of operations or cash flows.

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

(8)
Termination of Style 365 Agreement.  During 2009, the Company announced that it had entered into a strategic alliance with Style 365 LLC (“Style 365”), a marketer of women’s fashion belts and accessories.  During the quarter ended March 31, 2010, the Company decided to terminate that relationship. As a result, the Company recorded a pretax charge of $1,492,000 during the quarter in connection with certain inventory commitments made prior to the termination of its relationship with Style 365. This charge reflects management’s current estimate of the costs associated with the disposition of this inventory but may be subject to adjustment during future quarters depending on the proceeds realized, if any, upon the liquidation of the merchandise. The Company is licensed to manufacture, distribute and sell women’s fashion accessories under certain of its license agreements, and continues to manufacture and sell women’s fashion accessories directly to certain of its licensors.

(9)
Subsequent Events   The Company has evaluated all subsequent events through May 13, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2010, and events which occurred subsequent to March 31, 2010 but were not recognized in the financial statements. As of May 13, 2010, there were no subsequent events which required recognition or disclosure.

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

       Our net sales during the quarter ended March 31, 2010 increased 7.0% to $25,655,000 compared to $23,971,000 for the corresponding period in 2009.  The increase was mainly due to higher net sales of our men’s jewelry and belt merchandise offset in part by a decrease in small leather goods.  Gross profit during the quarter of $6,773,000 decreased $720,000 or 9.6% compared to last year’s $7,493,000.  Gross profit expressed as a percentage of net sales decreased to 26.4% from 31.3% last year. Gross profit for the quarter ended March 31, 2010 reflects a pretax charge of $1,492,000 associated with the termination of the Company’s relationship with Style 365 (see Note 8 to the financial statements).  Exclusive of this charge, gross profit increased $772,000 or 10.3% compared to last year.

       Selling and administrative expenses during the quarter increased $514,000 or 6.6% to $8,350,000 or 32.5% of net sales at March 31, 2010 from $7,836,000 or 32.7% of net sales at March 31, 2009.  The increase was due mainly to increases in a number of variable sales-related expenses including warehouse and distribution, sales compensation, and trade show costs, as well as costs associated with the Company’s former Style 365 women’s accessories division. As further described in Note 8 to the financial statements, the Company terminated its relationship with Style 365 during the quarter.

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

Allowance for Doubtful Accounts

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers.  The allowance for customer returns results from the reversal of sales for estimated returns and associated costs.  Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers.  Allowances for accounts receivable are generally at their seasonal highs on December 31.  Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions for bad debts during the three months ended March 31, 2010 and 2009 were $98,000 and $184,000, respectively.

Environmental Costs

In accordance with ASC 410-30 (formerly AICPA Statement of Position 96-1), “Environmental Remediation Liabilities”, environmental expenditures that relate to current operations are expensed or capitalized, as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  Generally, adjustments to these accruals coincide with the completion of a feasibility study or a commitment made by us to a formal plan of action or other appropriate benchmark.

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

Net Sales

      Our net sales during the quarter ended March 31, 2010 increased 7.0% to $25,655,000 compared to $23,971,000 for the corresponding period in 2009.  The increase was mainly due to higher net sales of our men’s jewelry merchandise and belts offset in part by a decrease in small leather goods and increases in cooperative advertising and in-store markdown allowances. The increase in jewelry net sales is primarily due to higher gross shipments of certain branded merchandise while the increase in belts was mainly associated with higher shipping volumes to certain department store and labels for less customers. The increase in advertising and markdown allowances is associated with promotional activity in anticipation of  certain new merchandise collections scheduled to be launched during the spring 2010 selling season.

       Net sales to international customers (including certain military accounts) increased $349,000 or 17.2% during the quarter due mostly to higher belt shipments in a number of our licensed brands to licensor retail stores and other licensor-affiliates.

Gross profit

       Gross profit for the quarter was $6,773,000 reflecting a decrease of $720,000 or 9.6% compared to last year’s $7,493,000.  Gross profit expressed as a percentage of net sales decreased to 26.4% from 31.3% last year.  Included in gross profit for the quarter ended March 31, 2010 is a pretax charge of $1,492,000 associated with the termination of the Company’s relationship with Style 365 (see Note 8 to the financial statements).  Exclusive of that charge, gross profit increased $772,000 or 10.3% compared to last year. Gross profit as a percentage of net sales was 26.4% for the quarter or 32.2% exclusive of the Style 365 charge compared to 31.3% last year. The increase in gross profit as a percentage of net sales exclusive of the Style 365 charge was due mainly to higher net sales, a favorable sales mix reflecting increased jewelry net sales and an improvement in jewelry and personal leather goods margins.

Selling and Administrative Expenses

      Selling and administrative expenses during the quarter increased $514,000 or 6.6% to $8,350,000 or 32.5% of net sales at March 31, 2010 from $7,836,000 or 32.7% of net sales at March 31, 2009.

       Selling expenses during the current quarter increased $489,000 or 8.3% to $6,376,000 compared to $5,887,000 for the quarter ended March 31, 2009, and, expressed as a percentage of net sales, were 24.9% this year compared to 24.6% last year.  The increase was due mainly to increases in a number of variable sales-related expenses including warehouse and distribution, sales compensation, and trade show costs as well as costs associated with the Company’s former Style 365 women’s accessories division. As described in Note 8 to the financial statements, the Company terminated its relationship with Style 365 during the quarter.

       We routinely make expenditures for advertising and promotion as necessary to maintain and enhance both our licensed and private label businesses. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $1,119,000 or 4.4% of net sales for the quarter ended March 31, 2010, compared to $1,000,000 or 4.2% percent of net sales for the same quarter in fiscal 2009.

       Administrative expenses increased $25,000 or 1.3% during the quarter ended March 31, 2010 to $1,974,000 compared to $1,949,000 last year.  Administrative expenses as a percentage of net sales were 7.7% and 8.1% for the quarters ended March

31, 2010 and 2009, respectively.  An increase in insurance and compensation costs during the quarter was largely offset by a decrease in bad debt expense.

Interest Expense

      Net interest expense decreased by $57,000 or 47.9% during the quarter ended March 31, 2010 compared to the corresponding period last year. The decrease was due to a reduction in average borrowings. Average borrowings under our revolving credit agreement during the quarter fell $6,430,000 or 61.0% compared to the same period last year.  The decrease was due to a reduction in inventory investment during the second half of 2009 which led to lower borrowings at the beginning of 2010.

Income Taxes

     We recorded an income tax benefit for the quarter ended March 31, 2010 of $1,182,000.  Included in this amount is a benefit of $538,000 associated with a state income tax refund in connection with the reallocation of certain net operating loss carryforwards generated in prior years to years during which the Company had taxable income resulting from a state tax audit.   Excluding the effect of the state tax refund, the effective tax rate is 39.3%.  We recorded an income tax benefit for the quarter ended March 31, 2009 of $183,000 reflecting an effective tax rate of 39.7%.  As of March 31, 2010, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our 2009 Form 10-K.  We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

       Our working capital decreased $250,000 during the quarter ended March 31, 2010 compared to an increase of $342,000 for the quarter ended March 31, 2009.  The decrease during the three-month period was mainly due to a decrease in net inventory investment and an increase in borrowings, mostly offset by increases in net accounts receivable and decreases in accounts payable, accrued employee compensation, and other current liabilities. The increase in working capital during the quarter ended March 31, 2009 was mainly due to increases in accounts receivable and decreases in accounts payable, accrued employee compensation, and other current liabilities all offset in part by a decrease in inventory investment.

       Cash used in operations during the quarter ended March 31, 2010 was $8,183,000 compared to cash used of $709,000 for the quarter ended March 31, 2009.  Cash used in operations during the current quarter primarily reflects increases in accounts receivable, other current assets and other noncurrent liabilities, and decreases in inventory, accounts payable, accrued royalties, and other current liabilities.  Cash used in operations last year primarily reflects increases in net accounts receivable and decreases in accounts payable and other accrued liabilities, offset in part by a decrease in inventory and non-cash charges including depreciation, amortization, stock-based compensation expense, and bad debt expense. The relatively large decrease in accounts payable during the quarter was mainly due to payments for inventory received in late 2009 and early 2010. Inventory receipts were somewhat higher than usual during this period in anticipation of certain new merchandise collections scheduled to be shipped during the spring 2010 season.  Although the Company’s overall inventory investment at March 31, 2010 declined relative to the balance at the beginning of the quarter, the decline during the first quarter of 2009 was much more pronounced. Inventory purchases during that period reflected the challenging economic climate at that time which tempered our outlook with regard to retail sales and inventory purchases for the 2009 spring selling season.

      Cash used in investing activities was $135,000 and $123,000 for the quarters ended March 31, 2010 and March 31, 2009, respectively.  Cash used in investing activities during both years reflects capital expenditures and premiums on certain life insurance contracts owned by us.

      Cash provided by financing activities for the quarter ended March 31, 2010 was $7,890,000 compared to $1,153,000 during the quarter ended March 31, 2009. Cash provided by financing activities in both years consists of net borrowings under our revolving credit agreement.

      In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At March 31, 2010 and 2009, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

       We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination.  Please see the information set forth in Item 11 of our 2009 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

       Not applicable.

Item 4.   Controls and Procedures

       At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SWANK, INC.

Registrant

Date: May 13, 2010	s/s Jerold R. Kassner
Jerold R. Kassner, Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.