Form 10-Q
period 2010-06-30
Swank, Inc.
filed 2010-08-13
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q
-----------------------
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2010
Common Stock, $.10 par value	5,673,910

SWANK, INC.

Part I.  Financial Information

Item 1.      Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

	(Unaudited) June 30, 2010		December 31, 2009
ASSETS
Current:
Cash and cash equivalents		$ 806		$ 571
Accounts receivable, less allowances
of $4,460 and $6,137, respectively		19,259		16,324
Inventories, net:
Work in process	827		872
Finished goods	21,314		22,872
		22,141		23,744
Deferred taxes, current		2,132		2,132
Prepaid and other current assets		2,179		1,293

Total current assets		46,517		44,064

Property, plant and equipment, net of
accumulated depreciation		1,127		888
Deferred taxes, noncurrent		2,252		2,252
Other assets		3,226		3,479

Total assets		$ 53,122		$ 50,683

LIABILITIES
Current:
Note payable to bank		$ 8,314		$ -
Current portion of long-term obligations		449		497
Accounts payable		5,169		9,456
Accrued employee compensation		751		2,016
Accrued royalties		1,067		1,132
Other current liabilities		1,506		1,566

Total current liabilities		17,256		14,667

Long-term obligations		6,652		6,432

Total liabilities		23,908		21,099

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued – 6,429,095 shares and 6,418,789 shares, respectively		643		642
Capital in excess of par value		2,478		2,322
Retained earnings		28,738		29,256
Accumulated other comprehensive (loss), net of tax		(493)		(493)
Treasury stock, at cost, 755,185 shares and 752,489 shares, respectively		(2,152)		(2,143)

Total stockholders’ equity		29,214		29,584

Total liabilities and stockholders’ equity		$ 53,122		$ 50,683

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands except share and per share data)
---------------------------------

	2010	2009

Net sales	$ 29,420	$ 26,501

Cost of goods sold	20,784	18,384

Gross profit	8,636	8,117

Selling and administrative expenses	8,460	7,358

Income from operations	176	759

Interest expense	107	95

Income before income taxes	69	664

Income tax provision	130	263

Net income (loss)	$ (61)	$ 401

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ (.01)	$ .07
Basic weighted average common shares outstanding	5,675,363	5,681,790
Diluted net income (loss) per weighted average common share outstanding	$ (.01)	$ .07
Diluted weighted average common shares outstanding	5,675,363	5,681,790

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands except share and per share data)
---------------------------------

	2010	2009

Net sales	$ 55,075	$ 50,472

Cost of goods sold	38,174	34,862

Costs associated with termination of Style 365 agreement	1,492	-

Total cost of sales	39,666	34,862

Gross profit	15,409	15,610

Selling and administrative expenses	16,810	15,194

Income (loss) from operations	(1,401)	416

Interest expense	169	214

Income (loss) before income taxes	(1,570)	202

Income tax provision (benefit)	(1,052)	80

Net income (loss)	$ (518)	$ 122

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ (.09)	$ .02
Basic weighted average common shares outstanding	5,672,549	5,670,653
Diluted net income (loss) per weighted average common share outstanding	$ (.09)	$ .02
Diluted weighted average common shares outstanding	5,672,549	5,670,653

The accompanying notes are an integral part of the condensed financial statements.

 SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
--------------

	2010	2009
Cash flows from operating activities:

Net income (loss)	$ (518)	$ 122
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	176	191
Bad debt expense	185	243
Stock-based compensation expense	127	126
Proceeds from life insurance	-	512

Changes in assets and liabilities
(Increase) in accounts receivable	(3,120)	(3,419)
Decrease in inventory	1,603	7,472
Decrease (increase) in prepaid and other assets	(610)	338
(Decrease) in accounts payable	(4,287)	(444)
(Decrease) in accrued royalties	(65)	(18)
(Decrease) in all other current liabilities	(1,343)	(492)
Increase in long-term obligations	220	63
Net cash (used in) provided by operating activities	(7,632)	4,694

Cash flows from investing activities:
Capital expenditures	(402)	(41)
Premiums on life insurance	(36)	(120)
Net cash (used in) investing activities	(438)	(161)

Cash flows from financing activities:
Borrowing under revolving credit agreements	40,377	24,867
Payments of revolving credit obligations	(32,063)	(29,514)
Treasury stock received	(9)	-
Net cash provided by (used in) financing activities	8,305	(4,647)

Net increase (decrease) in cash and cash equivalents	235	(114)

Cash and cash equivalents at beginning of period	571	343

Cash and cash equivalents at end of period	$ 806	$ 229

Cash paid during the six months for:
Interest	$ 169	$ 214
Income taxes	$ 915	$ 379

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$ 30	$ 35

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)
Basis of Presentation.  The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2010 and 2009. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles.  Footnote information was included in the financial statements included in the Company’s 2009 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.  The results of operations for the six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ended December 31, 2010 or any other period.

(2)
Net Income (Loss) per Share.  The following table sets forth the computation of the net income (loss) per share for the periods ended June 30, 2010 and June 30, 2009 (in thousands, except for share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$ (61)	$ 401	$ (518)	$ 122
Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,675,363	5,681,790	5,672,549	5,670,653
Effect of dilutive securities	-	-	-	-
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,675,363	5,681,790	5,672,549	5,670,653

Basic net income (loss) per weighted average common share outstanding	$ (.01)	$ .07	$ (.09)	$ .02
Diluted net income (loss) per weighted average common share outstanding	$ (.01)	$ .07	$ (.09)	$ .02

We excluded 376,667 potentially dilutive common shares from the computation of diluted net income (loss) per weighted average common share for each of the three and six-month periods ended June 30, 2010 and June 30, 2009 because their effect would be anti-dilutive.

(3)	Segment Information. We presently have one reportable segment, men’s and women’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.

(4)
Stock Options.  In 1994, we established a directors’ stock option plan pursuant to which options could be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan were for a period of five years and were immediately exercisable.  No options were granted in 2010 or 2009 as all of the shares of common stock available under the directors’ plan were granted.

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

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives.  Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share.  The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant.  The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to ASC 718-10 (formerly SFAS 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation” (“ASC 718-10”). The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. ASC 718-10 requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.  The 1998 Plan expired by its terms in 2008 and, accordingly, no awards under that plan were granted during 2010 or 2009.

There were no stock options exercised and the Company did not recognize any related tax benefits during the six months ended June 30, 2010 or 2009. During the six months ended June 30, 2010 and 2009 we recognized $127,000 and $126,000, respectively, in compensation expense.  As of June 30, 2010, there was $422,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the vesting period of the grant.

Option activity under the stock-based compensation plans during the six months ended June 30, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2009	376,667	$5.19	3.16	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-
Outstanding at June 30, 2010	376,667	$5.19	2.66	$ -

Vested and Exercisable at June 30, 2010	189,167	$5.19	2.66	$ -

*  The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on June 30, 2010 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares issued under the 1998 Plan and 1,667 shares issued, outstanding and exercisable at $1.60 per share under the 1994 Director Plan.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace the 1998 Plan that had expired by its terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards.  During the six months ended June 30, 2010 and June 30, 2009, we granted aggregate stock awards of 10,306 and 33,410 shares (net of shares withheld in connection with income tax and other withholdings), respectively, to certain key employees in lieu of cash bonuses earned during fiscal 2009 and 2008, respectively. We recorded compensation expense of $50,000 and $60,000 representing the grant-date fair value of the awards in our fourth quarter 2009 and 2008 statements of income, respectively. The grant-date fair value of each award was determined using the closing price of our common stock as quoted on yahoo.com as of the date of grant.

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

During the six-month period ended June 30, 2010, we recorded a state income tax benefit of $538,000 plus accrued interest income of $57,000 in connection with a tax refund received during the second quarter. The refund resulted from a state tax audit that led to the application of certain net operating loss carryforwards generated in previous years to years during which the Company had taxable income.

(6)
Fair Value Measurements. In September 2006, the FASB issued ASC 820-10-65 (formerly Statement of Financial Accounting Standards No. 157), “Fair Value Measurements and Disclosures”. We adopted ASC 820-10 on January 1, 2008 for our financial assets and financial liabilities. However, the FASB deferred the effective date of ASC 820-10-65 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820-10-65 did not have a material impact on our financial statements.

ASC 820-10-65 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820-10-65 defines fair value based upon an exit price model.  ASC 820-10-65 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●  Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
●  Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly.
These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
●  Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

Our cash and cash equivalents consist of cash on deposit at various financial institutions at June 30, 2010 and 2009. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at June 30, 2010 and 2009.

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

In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in the first quarter of 2010 and had no impact on our financial condition, results of operations, or cash flows.  The disclosures related to Level 3 fair value measurements are effective for us in the first quarter of 2011. We are currently assessing the future impact of this new accounting update but do not expect it to have a material impact on our financial condition, results of operations or cash flows.

(8)
Commitments and Contingencies.  Termination of Style 365 Agreement.  During 2009, the Company announced that it had entered into a strategic alliance with Style 365 LLC (“Style 365”), a marketer of women’s fashion belts and accessories.  During the quarter ended March 31, 2010, the Company decided to terminate that relationship. As a result, the Company recorded a pretax charge of $1,492,000 during that quarter in connection with certain inventory commitments made prior to the termination of its relationship with Style 365. Any recoveries will be recognized in the period in which the related inventory is sold. The Company is licensed to manufacture, distribute and sell women’s fashion accessories under certain of its license agreements, and continues to manufacture and sell women’s fashion accessories directly to certain of its licensors.

Lease Amendment.  The Company and Ninety Park Property LLC (the “Landlord”) entered into an Amendment of Lease dated as of June 30, 2009 (the “Lease Amendment”) relating to our executive offices located at 90 Park Avenue, New York, New York. The Lease Amendment modifies the Agreement of Lease dated as of April 6, 1999 between the Company and the Landlord (the “Original Lease”) to, among other things, extend the term of the Original Lease, which was scheduled to expire on April 30, 2010, until May 31, 2018 (we refer to the Original Lease, as amended by the Lease Amendment, as the “Lease Agreement.”).  During the period from May 1, 2010 to and including July 31, 2014, fixed rent under the Lease Agreement will be $97,065.83 per month, which will increase to $104,125.17 per month for the period thereafter through the expiration date of the Lease Agreement. The Landlord has also agreed to provide up to approximately $571,806 for costs associated with certain structural and other alterations to the leased premises.

(9)
Subsequent Events.  The Company has evaluated all subsequent events through August 13, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2010, and events which occurred subsequent to June 30, 2010 but were not recognized in the financial statements. As of August 13, 2010, there were no subsequent events which required recognition or disclosure.

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

Our net sales during the quarter ended June 30, 2010 increased 11.0% to $29,420,000 compared to $26,501,000 for the corresponding period in 2009 and for the six-month period increased 9.1% to $55,075,000 compared to $50,472,000 for the corresponding period in 2009. The increase during both the three and six-month periods was primarily due to higher gross shipments of our belt merchandise offset in part by increases in in-store markdown and cooperative advertising expenses.  Gross profit for the quarter increased 6.4% but, for the six-month period, decreased 1.3%, in both cases compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter declined to 29.4% from 30.6% and, for the six-month period, fell to 28.0% from 30.9%, in each case as compared to the prior year.

The decreases in gross profit as a percentage of net sales were mainly due to higher product costs as well as expenditures associated with certain fixturing programs and royalties.  In addition, we recorded an expense which was included in cost of sales of $1,492,000 during the quarter ended March 31, 2010 associated with the termination of our relationship with Style 365 (see Note 8 above). Selling and administrative expenses for the quarter and six-month periods ended June 30, 2010 increased $1,102,000, or 15.0%, and $1,616,000, or 10.6%, respectively, compared to the same periods last year. The increases were primarily due to higher compensation and related expenses, as well as increases in freight, travel, professional fees, and certain other variable sales costs including advertising and in-store sales support.

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

Revenue Recognition

Net sales are generally recorded upon shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. Allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, which are all accounted for in accordance with ASC 605-15 (formerly Statement of Financial Accounting Standards No. 48), “Revenue Recognition When Right of Return Exists” and ASC 815-30 (formerly Emerging Issues Task Force Issue No. 01-09), “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”, are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Each spring upon the completion of processing returns from the preceding fall season, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year.

Allowance for Doubtful Accounts

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers.  The allowance for customer returns results from the reversal of sales for estimated returns and associated costs.  Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers.  Allowances for accounts receivable are generally at their seasonal highs on December 31.  Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions for bad debts during the quarters and six-month periods ended June 30, 2010 and 2009 were $87,000 and $59,000, respectively, and $185,000 and $243,000, respectively.

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

Net Sales

       Net sales for the quarter ended June 30, 2010 increased 11.0% to $29,420,000 compared to $26,501,000 last year and for the six-month period increased 9.1% to $55,075,000 compared to $50,472,000 for the corresponding period in 2009. The increase during both the three and six-month periods was primarily due to higher gross shipments of our belt merchandise, offset in part by increases in in-store markdown and cooperative advertising expenses. Gross shipments of our personal leather goods merchandise also increased during the quarter but fell during the six-month period mainly due to decreases in our export business. Belt gross shipments increased substantially during both periods due to a relatively large order from a new customer as well as increased orders for certain existing private label and licensed merchandise collections.

The increase in personal leather goods net sales during the quarter was principally associated with higher shipments to certain department and chain store accounts.  For the six-month period, however, net sales of personal leather goods declined primarily due to lower export volume, particularly to international affiliates of our licensors. In both periods, in-store markdown and cooperative advertising expenses increased relative to last year in support of new business as well as increased promotional activity generally. In many cases, promotional expenses incurred during the first half of 2010 are anticipated to benefit net sales during our fall selling season.

Net sales to international customers (including certain military accounts) decreased $279,000 or 9.9% during the quarter ended June 30, 2010 but increased $70,000 or 1.4% for the six-month period, in each case as compared to the same periods last year. The decrease during the quarter was due primarily to lower shipments of personal leather goods to certain licensor foreign affiliates while the increase for the six-month period resulted from higher shipments of belts, offset partially by a decrease in personal leather goods volume.

Included in net sales for the quarter and six months ended June 30, 2010 and 2009, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $782,000 for the three-month and six-month periods ended June 30, 2010, compared to an increase of $668,000 for the comparable periods in 2009. The favorable adjustments result from actual returns experience during both the spring 2010 and spring 2009 seasons being better than anticipated compared to the reserves established at December 31, 2009 and December 31, 2008.  The reserves at December 31, 2009 and 2008 were established in consideration of shipments made during the fall 2009 and 2008 seasons, respectively, generally associated with the holiday selling seasons. We  have generally reduced our overall level of customer returns over the past several years by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods.

Gross profit

Gross profit for the quarter ended June 30, 2010 increased $519,000 or 6.4% and, for the six-month period, decreased $201,000 or 1.3%, as compared to the corresponding periods last year.  Gross profit expressed as a percentage of net sales for the quarter was 29.4% compared to 30.6% last year and, for the six-month period was 28.0% compared to 30.9% last year.

The decreases in gross profit as a percentage of net sales were mainly due to higher product costs as well as expenditures associated with certain fixturing programs and royalties.  In addition, we recorded an expense which was included in cost of sales of $1,492,000 during the quarter ended March 31, 2010 associated with the termination of our relationship with Style 365 (see Note 8 above).  Our average markup declined during both the quarter and six-month periods primarily due to a less favorable sales mix, particularly for our belt merchandise.  The increase in royalty expense in both periods was primarily due to higher net sales of certain licensed belt and personal leather goods collections.

Included in gross profit for the quarter and six months ended June 30, 2010 and 2009, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $547,000 and $440,000 for the quarter and six-month periods ended June 30, 2010 and June 30, 2009, respectively.  As discussed above, customer returns were lower than anticipated during both the spring 2010 and spring 2009 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended June 30, 2010 increased $1,102,000 or 15.0% and, for the six-month period increased $1,616,000 or 10.6%, both as compared to the same periods last year.  Selling and administrative expenses expressed as a percentage of net sales were 28.8% and 27.8% for the quarters ended June 30, 2010 and 2009 respectively, and 30.5% and 30.1% for the six months ended June 30, 2010 and 2009, respectively.

Selling expenses for the quarter increased $871,000 or 15.8% compared to last year and, as a percentage of net sales, increased to 21.7% from 20.8%.  For the six-month period ended June 30, 2010, selling expenses increased $1,360,000 or 11.9% and as a percentage of net sales increased to 23.2% compared to 22.6% for the same period last year. The increases were due to higher compensation and related expenses, as well as increases in freight, travel, and certain other variable sales-related costs including advertising, in-store sales support, and warehouse and distribution expenses. During the six months ended June 30, 2010, we also incurred expenses of $262,000 associated with Style 365. As discussed in Note 8 above, we terminated our relationship with Style 365 during the quarter ended March 31, 2010.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $1,177,000 or 4.0% percent of net sales compared to $905,000 or 3.5% of net sales for the quarters ended June 30, 2010 and 2009, respectively.  Advertising and promotion expenses, including cooperative advertising, for the six months ended June 30, 2010 were $2,297,000 or 4.2% of net sales compared to $1,905,000 or 3.8% of net sales for the corresponding period last year.

For the quarter and six months ended June 30, 2010, administrative expenses increased $231,000 or 12.5% and $256,000 or 6.7%, respectively, compared to the same periods last year.  Administrative expenses expressed as a percentage of net sales were 7.1% and 7.0% for the quarters ended June 30, 2010 and 2009, respectively, and 7.4% and 7.5% for the six months ended June 30, 2010 and 2009, respectively. The increase in administrative expenses for both the quarter and six-month periods was mainly due higher professional fees, compensation and related expenses, and certain state and local taxes (non-income taxes).

Interest Expense

Net interest expense for the quarter and six-month periods ended June 30, 2010 increased by $12,000 or 12.6% and decreased by $45,000 or 21.0%, respectively, compared to the same periods in 2009.  The increase during the quarter was due to higher average borrowings while the decrease for the six months ended June 30, 2010 was due to lower average borrowings during that period.  Average outstanding borrowings increased 14.8% during the quarter but decreased 28.0% for the six-month period.  Average borrowings under our revolving credit facility were lower than the prior year during the first quarter of 2010 mainly due to a lower balance at December 31, 2009 as compared to December 31, 2008.  The balance during the second quarter of 2010 has gradually increased relative to last year primarily in response to inventory purchases associated with the increase in net sales.

Income Taxes

We recorded an income tax provision for the quarter ended June 30, 2010 of $130,000 and an income tax benefit of $1,052,000 for the six-month period ended June 30, 2010.  Included in the amount for the year to date period is a benefit of $538,000 associated with a state income tax refund in connection with the reallocation of certain net operating loss carryforwards generated in prior years to years during which the Company had taxable income resulting from a state tax audit.  Excluding the effect of the state tax refund, the effective tax rates for the quarter and six-month period are 39.1% and 39.3%, respectively.  We recorded an income tax provision on our net income for the quarter and six months ended June 30, 2009 of

$263,000 and $80,000, respectively, reflecting an effective tax rate of 39.7%.  As of June 30, 2010, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our fiscal 2009 Form 10-K.  We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital decreased by $136,000 during the six-month period ended June 30, 2010 compared to an increase of $977,000 for the six months ended June 30, 2009. The decrease during the six-month period ended June 30, 2010 was mainly due to a decrease in inventory balances and an increase in bank borrowings, offset in part by an increase in net accounts receivable and a reduction in accounts payable. During the six months ended June 30, 2009, working capital increased due to reductions in bank borrowings and increases in net accounts receivable offset partially by a reduction in inventory.  Bank borrowings and inventory balances both generally declined over the first six months of 2009 due to our cautious sales outlook and conservative merchandise planning in response to the uncertain economic conditions during that time. Bank borrowings have increased during the corresponding six-month period this year due to a replenishment of our relatively low inventory levels at the beginning of the spring season and generally higher net sales.

Cash used in operations during the six months ended June 30, 2010 totaled $7,632,000 compared to cash provided during the corresponding period last year of $4,694,000. Cash was used in operations this year mainly by the net loss for the six-month period along with increases in net accounts receivable and decreases in accounts payable and other current liabilities, offset in part by cash provided from depreciation, amortization, and stock-based compensation charges, and a decrease in inventory.  Cash was provided last year mainly by a decrease in inventory, net income, depreciation, amortization, and stock-based compensation expense offset partially by an increase in net accounts receivable and decreases in accounts payable and other current liabilities.  As discussed above, the significant decrease in inventory during the first six months of 2009 resulted from conservative inventory planning driven by the uncertain retail environment particularly during the early stages of that year.

Cash used in investing activities was $438,000 for the six-month period ended June 30, 2010 compared to cash used of $161,000 for the six-month period ended June 30, 2009.  Cash was used in both years for capital expenditures and premiums on corporate-owned life insurance contracts.

Cash provided by financing activities was $8,305,000 and cash used in financing activities was $4,647,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. Cash used this year reflects net borrowings under our revolving credit facility while cash used in 2009 reflects net repayments.  The net repayments of bank borrowings last year resulted primarily from the reduction in inventory investment during the first half of the year.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit.  At June 30, 2010 and 2009, there were no outstanding letters of credit.  We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination.  Please see the information set forth in Item 11 of our fiscal 2009 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.       Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2010

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.