Form 10-Q
period 2010-09-30
Swank, Inc.
filed 2010-11-12
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q
-----------------------
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2010
Common Stock, $.10 par value	5,656,318

SWANK, INC.

Part I.  Financial Information

Item 1.  Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share data)

	(Unaudited) September 30, 2010		December 31, 2009
ASSETS
Current:
Cash and cash equivalents		$ 283		$ 571
Accounts receivable, less allowances
of $5,945 and $6,137, respectively		20,916		16,324
Inventories, net:
Work in process	816		872
Finished goods	27,462		22,872
		28,278		23,744
Deferred taxes, current		2,132		2,132
Prepaid expenses and other current assets		1,650		1,293

Total current assets		53,259		44,064

Property, plant and equipment, net of
accumulated depreciation		1,089		888
Deferred taxes, noncurrent		2,252		2,252
Other assets		2,415		3,479

Total assets		$ 59,015		$ 50,683

LIABILITIES
Current:
Note payable to bank		$ 13,743		$ -
Current portion of long-term obligations		449		497
Accounts payable		4,046		9,456
Accrued employee compensation		923		2,016
Accrued royalties		1,308		1,132
Other current liabilities		1,631		1,566

Total current liabilities		22,100		14,667

Long-term obligations		6,509		6,432

Total liabilities		28,609		21,099

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 1,000,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares:
Issued – 6,429,095 shares and 6,418,789 shares, respectively		643		642
Capital in excess of par value		2,541		2,322
Retained earnings		29,867		29,256
Accumulated other comprehensive (loss), net of tax		(493)		(493)
Treasury stock, at cost, 755,185 shares and 752,489 shares, respectively		(2,152)		(2,143)

Total stockholders' equity		30,406		29,584

Total liabilities and stockholders' equity		$ 59,015		$ 50,683

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands except share and per share data)
---------------------------------

	2010	2009

Net sales	$ 32,595	$ 28,639

Cost of goods sold	22,367	19,935

Gross profit	10,228	8,704

Selling and administrative expenses	8,238	7,962

Income from operations	1,990	742

Interest expense	119	95

Income before income taxes	1,871	647

Income tax provision	742	257

Net income	$ 1,129	$ 390

Share and per share information:
Basic net income per weighted average common share outstanding	$ .20	$ .07
Basic weighted average common shares outstanding	5,673,910	5,674,145
Diluted net income per weighted average common share outstanding	$ .20	$ .07
Diluted weighted average common shares outstanding	5,673,910	5,674,777

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands except share and per share data)
---------------------------------

	2010	2009

Net sales	$ 87,670	$ 79,111

Cost of goods sold	60,541	54,797

Costs associated with termination of Style 365 agreement	1,492	-

Total cost of sales	62,033	54,797

Gross profit	25,637	24,314

Selling and administrative expenses	25,048	23,156

Income from operations	589	1,158

Interest expense	288	309

Income before income taxes	301	849

Income tax (benefit) provision	(310)	337

Net income	$ 611	$ 512

Share and per share information:
Basic net income per weighted average common share outstanding	$ .11	$ .09
Basic weighted average common shares outstanding	5,673,003	5,671,817
Diluted net income per weighted average common share outstanding	$ .11	$ .09
Diluted weighted average common shares outstanding	5,673,003	5,671,921

The accompanying notes are an integral part of the condensed financial statements

SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
--------------

	2010	2009
Cash flows from operating activities:

Net income	$ 611	$ 512
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	254	292
Bad debt expense	306	322
Stock-based compensation expense	190	190
Proceeds from life insurance	390	512

Changes in assets and liabilities
(Increase) in accounts receivable	(4,898)	(7,651)
(Increase) decrease in inventory	(4,534)	4,602
(Increase) decrease in prepaid expenses and other assets	(19)	820
(Decrease) increase in accounts payable	(5,410)	80
Increase in accrued royalties	176	29
(Decrease) in all other current liabilities	(1,046)	(383)
Increase in long-term obligations	508	170
Net cash (used in) operating activities	(13,472)	(505)

Cash flows from investing activities:
Capital expenditures	(435)	(66)
Premiums on life insurance	(116)	(212)
Net cash (used in) investing activities	(551)	(278)

Cash flows from financing activities:
Borrowing under revolving credit agreements	68,099	47,245
Payments of revolving credit obligations	(54,355)	(46,284)
Treasury stock received	(9)	(42)
Net cash provided by financing activities	13,735	919

Net (decrease) increase in cash and cash equivalents	(288)	136

Cash and cash equivalents at beginning of period	571	343

Cash and cash equivalents at end of period	$ 283	$ 479

Cash paid during the nine months for:
Interest	$ 288	$ 309
Income taxes	$ 1,350	$ 532

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$ 30	$ 35

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)
Basis of Presentation.  The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2010 and 2009. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles.  Footnote information was included in the financial statements included in the Company’s 2009 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.  The results of operations for the nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ended December 31, 2010 or any other period.

(2)
Net Income per Share.  The following table sets forth the computation of the net income per share for the periods ended September 30, 2010 and September 30, 2009 (in thousands, except for share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$ 1,129	$ 390	$ 611	$ 512
Denominators:
Shares used in computing basic net income per weighted average common share outstanding	5,673,910	5,674,145	5,673,003	5,671,817
Effect of dilutive securities	-	632	-	104
Shares used in computing net income per weighted average common share outstanding assuming dilution	5,673,910	5,674,777	5,673,003	5,671,921

Basic net income per weighted average common share outstanding	$ .20	$ .07	$ .11	$ .09
Diluted net income per weighted average common share outstanding	$ .20	$ .07	$ .11	$ .09

We excluded 375,000 potentially dilutive common shares from the computation of diluted net income per weighted average common share for each of the three and nine-month periods ended September 30, 2010 and September 30, 2009 because their effect would be anti-dilutive.

(3)
Segment Information. We presently have one reportable segment, men's and women’s accessories, consisting of men’s costume jewelry, personal leather accessories and suspenders and men’s and women’s belts.

(4)
Stock Options.  In 1994, we established a directors' stock option plan pursuant to which options could be granted to non-employee directors to purchase 50,000 shares of common stock at market value on the date of grant. Options granted under this plan were for a period of five years and were immediately exercisable.  No options were granted in 2010 or 2009 as all of the shares of common stock available under the directors’ plan were granted.

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

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives.  Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share.  The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant.  The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December

2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to Accounting Standards Codification (“ASC”) ASC 718-10 (formerly Statement of Financial Accounting Standards (“SFAS”) 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation” (“ASC 718-10”). The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. ASC 718-10 requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.  The 1998 Plan expired by its terms in 2008 and, accordingly, no awards under that plan were granted during 2010 or 2009.

There were no stock options exercised and the Company did not recognize any related tax benefits during the nine months ended September 30, 2010 or 2009.  During each of the nine month periods ended September 30, 2010 and 2009 we recognized $190,000 in compensation expense. As of September 30, 2010, there was $359,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the vesting period of the grant.

Option activity under the stock-based compensation plans during the nine months ended September 30, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)*
Outstanding at December 31, 2009	376,667	$5.19	3.16	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	(1,667)	-	-	-
Outstanding at September 30, 2010	375,000	$5.21	2.41	$ -

Vested and Exercisable at September 30, 2010	187,500	$5.21	2.41	$ -

*  The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on September 30, 2010 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares issued under the 1998 Plan.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace the 1998 Plan that had expired by its terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards.  During the nine months ended September 30, 2010 and September 30, 2009, we granted aggregate stock awards of 10,306 and 33,410 shares (net of shares withheld in connection with income tax and other withholdings), respectively, to certain key employees in lieu of cash bonuses earned during fiscal 2009 and 2008, respectively. We recorded compensation expense of $50,000 and $60,000 representing the grant-date fair value of the awards in our fourth quarter 2009 and 2008 statements of operations, respectively. The grant-date fair value of each award was determined using the closing price of our common stock as quoted on yahoo.com as of the date of grant.

(5)
Income Taxes.  We adopted the provisions of ASC 740-10 (formerly Financial Accounting Standards Board Interpretation (“FIN”) No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC 740-10”), on January 1, 2007.  We performed a comprehensive review of our tax positions in accordance with recognition standards established by ASC 740-10. In this regard, an uncertain tax position represents our treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of our review, we do not believe that we have included any “uncertain tax positions” in our federal income tax return or in any state income tax returns. With few exceptions, we are no longer subject to federal income tax examinations for years prior to 2003. As of September 30, 2010, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our fiscal 2009 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

During the nine-month period ended September 30, 2010, we recorded a state income tax benefit of $538,000 plus accrued interest income of $57,000 in connection with a tax refund received during 2010’s second quarter. The refund resulted from a state tax audit that led to the application of certain net operating loss carryforwards generated in previous years to years during which the Company had taxable income.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at September 30, 2010. Included on the balance sheet in prepaid expenses and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at September 30, 2010 and December 31, 2009.

(7)
Recent Accounting Pronouncements.   In June 2009, the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance as of January 1, 2010 did not have a material effect on our financial condition, results of operations or cash flows.

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

(8)
Commitments and Contingencies.  Termination of Style 365 Agreement.  During 2009, the Company announced that it had entered into a strategic alliance with Style 365 LLC (“Style 365”), a marketer of women’s fashion belts and accessories.  During the quarter ended March 31, 2010, the Company decided to terminate that relationship. As a result, the Company recorded a pretax charge of $1,492,000 during that quarter in connection with certain inventory commitments made prior to the termination of its relationship with Style 365. During the quarter ended September 30, 2010, the Company sold a portion of this merchandise for $175,000 which was recorded as income during the quarter. Any further recovery will be recognized in the period in which the related inventory is sold. The Company is licensed to manufacture, distribute and sell women’s fashion accessories under certain of its license agreements, and continues to manufacture and sell women’s fashion accessories directly to certain of its licensors.

(9)
Subsequent Events.  The Company has evaluated all subsequent events through November 12, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2010, and events which occurred subsequent to September 30, 2010 but were not recognized in the financial statements. As of November 12, 2010, there were no subsequent events which required recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently engaged in the importation, sale and distribution of men's costume jewelry, personal leather accessories and suspenders and men’s and women’s belts. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate four factory outlet stores that distribute excess and out of line merchandise as well as certain other accessories.

    Our net sales during the quarter ended September 30, 2010 increased 13.8% to $32,595,000 compared to $28,639,000 last year and for the nine-month period increased 10.8% to $87,670,000 compared to $79,111,000 for the corresponding prior year period.  The increase during both the three and nine-month periods was primarily due to higher gross shipments of our belt merchandise offset in part by decreases in men’s jewelry and personal leather goods shipping volume and increases in promotional expenditures including in-store markdowns and cooperative advertising. Gross profit for the quarter and nine-month periods increased 17.5% and 5.4%, respectively compared to last year. Gross profit expressed as a percentage of net sales for the quarter increased to 31.4% from 30.4% but for the nine-month period, declined to 29.2% from 30.7%, in each case as compared to the corresponding periods last year.

    The increase in gross profit as a percentage of net sales during the quarter was mainly due to increased net sales offset in part by higher product costs and increased royalty expense.  Gross profit percentage decreased for the nine-month period, however, due to the pretax charge of $1,492,000 recorded during the quarter ended March 31, 2010 associated with the termination of our relationship with Style 365 and higher product costs offset in part by an increase in net sales. Selling and administrative expenses for the quarter and nine-month periods ended September 30, 2010 increased $276,000, or 3.5%, and $1,892,000, or 8.2%, respectively, compared to the same periods last year but as a percentage of net sales, decreased to 25.3% in the quarter ended September 30, 2010 from 27.8% for the same period last year and declined to 28.6% for the nine-month period from 29.3% for the corresponding period last year. The increase during the quarter was mainly due to increased sales compensation and other variable sales costs.  The increase during the nine-month period was due to higher compensation and related expenses, as well as increases in freight, travel, professional fees, sales-related advertising expense as required by certain of our license agreements and in-store sales support.

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

Allowance for Doubtful Accounts

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers.  The allowance for customer returns results from the reversal of sales for estimated returns and associated costs.  Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers.  Allowances for accounts receivable are generally at their seasonal highs on December 31.  Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions for bad debts during the quarter and nine-month periods ended September 30, 2010 and 2009 were $121,000 and $79,000, respectively, and $306,000 and $322,000, respectively.

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

Net Sales

Net sales for the quarter ended September 30, 2010 increased 13.8% to $32,595,000 compared to $28,639,000 last year and for the nine-month period increased 10.8% to $87,670,000 compared to $79,111,000 for the corresponding period in 2009. The increase during both the three and nine-month periods was primarily due to higher gross shipments of our belt merchandise, offset in part by decreases in men’s jewelry and personal leather goods volume and increases in in-store markdown and cooperative advertising expenses. Men’s belt gross shipments increased by 29.9% and 23.5% for the quarter and nine-month periods ended September 30, 2010, respectively, compared to the corresponding periods last year. The increase was mostly due to higher orders for branded merchandise collections that were introduced by certain of our department and chain store customers during the year. In addition, we shipped a large belt order to a new warehouse club customer earlier this year while shipments of private label belt merchandise also increased at a number of our retail accounts during both the quarter and nine-month periods.

The decrease in personal leather goods net sales during the quarter was principally associated with lower shipments of our luxury merchandise as well as a decline in shipments to certain of our labels for less customers.  Men’s jewelry net sales also declined during both the quarter and year to date periods due to lower shipments of branded merchandise to certain department store accounts.  Promotional expenses, including in-store markdowns and cooperative advertising generally increased during both the quarter and nine-month periods in response to the increase in belt gross shipments.

Net sales to international customers (including certain military accounts) increased $51,000 or 2.4% and $121,000 or 1.7% during the quarter and nine-months ended September 30, 2010, respectively, compared to the same periods last year. The increase in both periods was due primarily to increased shipments of men’s belts offset in part during the quarter by decreases in men’s jewelry shipments and, during the nine-month period, by decreases in personal leather goods shipments to certain licensor foreign affiliates.

Included in net sales for the nine months ended September 30, 2010 and 2009, are annual adjustments made during the second quarter to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $782,000 for the nine-month period ended September 30, 2010, compared to an increase of $668,000 for the comparable period in 2009. The favorable adjustments result from actual returns experience during both the spring 2010 and spring 2009 seasons being better than anticipated compared to the reserves established at December 31, 2009 and December 31, 2008.  The reserves at December 31, 2009 and 2008 were established in consideration of shipments made during the fall 2009 and 2008 seasons, respectively, generally associated with the holiday selling seasons. We have generally reduced our overall level of customer returns over the past several years by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods.

Gross profit

Gross profit for the quarter ended September 30, 2010 increased $1,524,000 or 17.5% and, for the nine-month period, increased $1,323,000 or 5.4%, in both cases as compared to the corresponding periods last year.  Gross profit expressed as a percentage of net sales for the quarter was 31.4% compared to 30.4% last year and, for the nine-month period was 29.2% compared to 30.7% last year.

The increase in gross profit as a percentage of net sales during the quarter was mainly due to the increase in net sales offset in part by higher product costs and increased royalty expense.  However, gross profit percentage for the nine months ended September 30, 2010 declined due to an expense, which is included in cost of sales, of $1,492,000 recorded during the first quarter associated with the termination of our relationship with Style 365.  Average product costs increased during both the quarter and nine-month periods primarily due to a less favorable sales mix, particularly with regard to our belt merchandise.  The increase in royalty expense in both periods was primarily due to higher net sales of certain licensed merchandise.

Included in gross profit for the nine months ended September 30, 2010 and 2009, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $547,000 and $440,000 for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.  As discussed above, customer returns were lower than anticipated during both the spring 2010 and spring 2009 seasons due mainly to our efforts to more aggressively promote excess and discontinued merchandise to stimulate retail sales and minimize returns.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2010 increased $276,000 or 3.5% and, for the nine-month period increased $1,892,000 or 8.2%, both as compared to the same periods last year.  However, expressed as a percentage of net sales, selling and administrative expenses decreased to 25.3% from 27.8% in the quarter ended September 30, 2010 and 28.6% during the nine-month period this year from 29.3% for the same time last year.

Selling expenses for the quarter increased $316,000 or 5.2% compared to last year and, as a percentage of net sales, decreased to 19.7% from 21.3%.  For the nine-month period ended September 30, 2010, selling expenses increased $1,676,000 or 9.6% and as a percentage of net sales decreased to 21.9% compared to 22.1% for the same period last year. The increase during the quarter was mainly due to increased sales compensation and other variable sales costs.  The increase during the nine-month period was due to higher compensation and related expenses, as well as increases in freight, travel, sales-related advertising expense as required by certain of our license agreements and in-store sales support. During the quarter and nine months ended September 30, 2009, we also recorded selling expenses of $244,000 associated with Style 365.  As discussed in Note 8 above, we terminated our relationship with Style 365 during the quarter ended March 31, 2010.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $1,205,000 or 3.7% percent of net sales compared to $945,000 or 3.4% of net sales for the quarters ended September 30, 2010 and 2009, respectively.  Advertising and promotion expenses, including cooperative advertising, for the nine months ended September 30, 2010 were $3,502,000 or 4.0% of net sales compared to $2,850,000 or 3.6% of net sales for the corresponding period last year.

For the quarter and nine months ended September 30, 2010, administrative expenses decreased $40,000 or 2.2% and increased $216,000 or 3.8%, respectively, compared to the same periods last year.  Administrative expenses expressed as a percentage of net sales were 5.6% and 6.5% for the quarters ended September 30, 2010 and 2009, respectively, and 6.7% and 7.1% for the nine months ended September 30, 2010 and 2009, respectively. The increase in administrative expenses for the nine-month period was mainly due to higher professional fees, compensation and related expenses, and certain state and local non-income related taxes.

Interest Expense

Net interest expense for the quarter and nine-month periods ended September 30, 2010 increased by $24,000 or 25.3% and decreased by $21,000 or 6.8%, respectively, compared to the same periods in 2009.  The increase during the quarter was due to higher average borrowings at a higher average rate while the decrease for the nine months ended September 30, 2010 was due to lower average borrowings during that period.  Average outstanding borrowings increased 20.4% during the quarter but decreased 13.4% for the nine-month period. The increase in average borrowings during the quarter was mainly due to higher inventory purchases associated with the increase in net sales.

Income Taxes

We recorded an income tax provision for the quarter ended September 30, 2010 of $742,000 and an income tax benefit of $310,000 for the nine-month period ended September 30, 2010.  Included in the amount for the year to date period is a benefit of $538,000 recorded during the first quarter associated with a state income tax refund, resulting from a state income tax audit in connection with the reallocation of certain net operating loss carryforwards generated in prior years to years during which the Company had taxable income.   Excluding the effect of this item, the effective tax rates for both the quarter and nine-month periods are 39.3%.  We recorded an income tax provision on our net income for the quarter and nine months ended September 30, 2009 of $257,000 and $337,000, respectively, reflecting an effective tax rate of 39.7%.

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

Our working capital increased by $1,762,000 during the nine-month period ended September 30, 2010 compared to an increase of $1,502,000 for the nine months ended September 30, 2009. The increase during the nine-month period ended September 30, 2010 was mainly due to increases in inventory and net accounts receivable balances, an increase in other current assets and a decrease in accounts payable and net other current liabilities, offset in part by an increase in bank borrowings. Our working capital increased by $1,502,000 during the nine-month period ended September 30, 2009 compared to a decrease of $720,000 for the nine months ended September 30, 2008. The increase during the nine-month period ended September 30, 2009 was mainly due to an increase in net accounts receivable, offset in part by a decrease in net inventory investment and an increase in bank borrowings. Inventory balances generally declined over the first nine months of 2009 due to our cautious sales outlook and conservative merchandise planning in response to the uncertain economic conditions during that time. Bank borrowings have increased during the corresponding nine-month period this year due to expectations of generally higher net sales during the fall selling season.

Cash used in operations during the nine months ended September 30, 2010 totaled $13,472,000 compared to cash used during the corresponding period last year of $505,000. Cash was used in operations this year by the increases in net accounts receivable and inventory, and decreases in accounts payable and other current liabilities, offset in part by cash provided from depreciation, amortization, and stock-based compensation charges, net life insurance proceeds and increases in other liabilities.  Cash used in operations during the nine months ended September 30, 2009 totaled $505,000. Cash was used last year primarily by an increase in net accounts receivable and a decrease in other current liabilities, offset in part by a decrease in net inventory. As discussed above, the significant decrease in inventory during the first nine months of 2009 resulted from conservative inventory planning driven by the uncertain retail environment particularly during the early stages of that year. In contrast, we have taken a somewhat more aggressive approach to our inventory investment during 2010 in support of certain new or expanded businesses and generally higher net sales.

Cash used in investing activities was $551,000 for the nine-month period ended September 30, 2010 compared to cash used of $278,000 during the same period last year. Cash was used during both years for capital expenditures and premiums on corporate-owned life insurance contracts.

Cash provided by financing activities was $13,735,000 and $919,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. Cash was provided in both years principally by increased borrowings under our revolving credit facility.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit.  At September 30, 2010 and 2009, there were no outstanding letters of credit.  We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2010

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.