Form 10-K
period 2010-12-31
Swank, Inc.
filed 2011-03-31
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5354

SWANK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1886990 (IRS Employer Identification Number)

90 Park Avenue New York, New York (Address of principal executive offices)	10016 (Zip code)

Registrant's telephone number, including area code:	(212) 867-2600

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value

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
Yes ☐  No ☒

The aggregate market value of the shares of the Registrant’s common stock, $.10 par value per share, held by non-affiliates, based on the closing price of $2.45 as of the close of business on June 30, 2010, the last business day of our most recently completed second fiscal quarter, was $13,901,079.

The number of outstanding shares of Registrant’s common stock, $.10 par value per share, at the close of business on February 28, 2011 was 5,623,488.

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

Products

Men's leather accessories, principally belts, wallets and other small leather goods, including billfolds, key cases, card holders and other items, and men's costume jewelry, principally cuff links, tie clips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, are distributed under the names "Geoffrey Beene", "Claiborne", "Kenneth Cole", “Nautica”, "Guess?",  “Tumi”, “US Polo Association”, and "Swank".  We distribute men’s costume jewelry under the names “Donald Trump” and “Chaps”; suspenders under the names “Geoffrey Beene”, “Claiborne”, and “Tommy Hilfiger”.  We are also licensed to distribute men’s and women’s leather accessories under the name “Tommy Hilfiger”; men’s and women’s leather accessories and men’s costume jewelry under the name “Buffalo David Bitton”; and men’s and women’s leather accessories and suspenders under the name “Pierre Cardin.” In addition, we distribute and sell our men’s product offerings under a number of trademarks and trade names through the private label programs of our customers.

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

Sales and Distribution

Our customers are primarily major retailers within the United States.  In each of fiscal 2010, 2009, and 2008, our three largest customers were Macy’s, Inc. ("Macy’s"), Kohl’s Department Stores (“Kohl’s”) and The TJX Companies, Inc. ("TJX"). Those customers accounted for approximately 16%, 15%, and 9%, respectively, of our net sales in 2010; 20%, 17%, and 10%, respectively, of our net sales in 2009; and 20%, 15% and 9%, respectively, of our net sales in 2008.  No other customer accounted for more than 10% of net sales during any of our last three fiscal years.  Exports to foreign countries accounted for approximately 7% of net sales in fiscal 2010, 8% of net sales in fiscal 2009, and 10% of net sales in fiscal 2008.

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

At March 18, 2011, we had unfilled orders of approximately $9,581,000 compared with approximately $10,661,000 at March 18, 2010.  The decrease in our order backlog is primarily due to a reduction in belt orders offset in part by an increase in orders for our personal leather goods merchandise. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of orders placed by our customers from year-to-year.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

As of December 31, 2010, 40 salespeople, including district sales managers and independent sales representatives, were engaged in the sale of our products working out of sales offices located in New York, NY and Atlanta, GA.  In addition, we sell certain of our products through three company-owned factory outlet stores in three states.

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

Advertising Media and Promotion

Substantial expenditures on advertising and promotion are an integral part of our business. We spent approximately 4.0% of net sales on advertising and promotion in 2010, of which approximately 2.5% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

The businesses in which we are engaged are highly competitive.  We compete with, among others, Cipriani, Perry Ellis International, Inc., Randa Accessories, Fossil, Tandy Brands Accessories, Inc., and retail private label programs in men's belts; Tandy Brands Accessories, Inc., Cipriani, Fossil, Westport, Randa Accessories and retail private label programs in small leather goods; and David Donahue in men's jewelry.  Our ability to continue to compete will depend largely upon our ability to create new designs and products, to meet the increasing service and technology requirements of our customers and to offer consumers high quality merchandise at popular prices.

Patents, Trademarks and Licenses

We have exclusive licenses to various trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions, for the distribution and sale of our product offerings as follows:

Name	Men’s Leather Accessories	Men’s Costume Jewelry	Men’s Suspenders	Women’s Leather Accessories
Geoffrey Beene	✓	✓	✓
Claiborne	✓	✓	✓
Nautica	✓	✓
Tommy Hilfiger	✓			✓
Kenneth Cole	✓	✓
Pierre Cardin	✓		✓	✓
Guess	✓	✓
Tumi	✓	✓
Chaps	✓	✓
Donald Trump	✓	✓
Buffalo David Bitton	✓	✓		✓
US Polo Association	✓	✓

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

Our license agreements generally specify percentage royalties, minimum royalty payments and minimum advertising and promotion expenditures, and expire at various times from 2011 through 2015. Our "Claiborne" license provides for percentage royalty payments not exceeding 4% of net sales; our "Geoffrey Beene",  “Nautica”, “US Polo Association”, and “Buffalo David Bitton” licenses provide for percentage royalty payments not exceeding 7% of net sales; our "Kenneth Cole", “Pierre Cardin”, and “Tommy Hilfiger” licenses provide for percentage royalty payments not exceeding 8% of net sales; our “Guess” and “Donald Trump” licenses provide for percentage royalty payments not exceeding 9% of net sales; our “Tumi” license provides for percentage royalty payments not exceeding 10% of net sales; and our “Chaps” license provides for percentage royalty payments not exceeding 10.5% of net sales.  Our “Claiborne”, “Donald Trump”, and “Buffalo David Bitton” licenses expire on December 31, 2011; our “Chaps” license expires on March 31, 2012; our “Pierre Cardin” and “Guess” (jewelry) licenses expire December 31, 2012; our “Tumi” license expires July 24, 2013; our “Nautica”, “Guess” (personal leather goods), and “US Polo Association” licenses expire on December 31, 2013; our “Geoffrey Beene” license expires on June 30, 2014; our “Kenneth Cole” license expires on December 31, 2014; and our “Tommy Hilfiger” license expires on March 31, 2015. We regularly assess the status of our license agreements and anticipate renewing the contracts scheduled to expire in 2011, subject to the negotiation of terms and conditions mutually satisfactory to our licensors and us. A number of our licenses also contain renewal provisions that generally permit us to extend the term of those agreements upon our request and in some cases, upon the consent of the licensor.

Employees

As of December 31, 2010 we had 256 employees, of whom 146 are warehouse and distribution employees. None of these employees is represented by labor unions and we believe our relationship with our employees to be satisfactory.

Item 1A.                    Risk Factors.

Not applicable

Item 1B.                    Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

Our main administrative offices and distribution center are located in a leased warehouse building containing approximately 242,000 square feet in Taunton, Massachusetts. This facility is used in the distribution of substantially all of our products. In addition, one of our factory stores is located within the Taunton location.  The present lease term for these premises expires in 2014, and we have two additional three-year renewal options that will allow us to extend the term of the lease for these premises until 2020.  The warehouse facility in Taunton is equipped with modern machinery and equipment, substantially all of which is owned by us, with the remainder leased.

Our executive offices and national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York, New York under a lease that expires in 2018.  A regional sales office is also located in leased premises in Scottsdale, Arizona.  The lease for the Scottsdale office expires in 2011.  Collectively, these two offices contain approximately 22,000 square feet.

We also presently operate two factory outlet store locations in addition to the outlet store in Taunton, Massachusetts as described above. These stores have leases with terms not in excess of three years and contain approximately 1,565 square feet in the aggregate.

We believe our properties and machinery and equipment are adequate for the conduct of our businesses.

Item 3.                      Legal Proceedings.

           (a)     On June 7, 1990, we received notice from the United States Environmental Protection Agency (“EPA”) that we, along with fifteen others, had been identified as a Potentially Responsible Party (collectively, the “PRPs”) in connection with the release of hazardous substances at the Shpack Superfund site located in Norton and Attleboro, Massachusetts (the “Site”).  We, along with six other PRPs, subsequently entered into an administrative order by consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the “RI/FS”) with respect to the alleged contamination at the Site.

The RI/FS of the Site was completed and EPA prepared its record of decision.  On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Shpack site.  A number of parties, including us, submitted a good faith offer letter to EPA in response to the Special Notice, and began discussions with EPA regarding the Site.  We and twelve other parties (the “PRP Group”), along with the United States Department of Energy (“USDOE”), signed a judicial consent decree relating to the Site, which was lodged on December 9, 2008 with the United States District Court for the District of Massachusetts, Eastern Division.  The PRP Group members have agreed in the consent decree, jointly and severally, to perform remediation activities at the Site in accordance with a statement of work agreed to between EPA, on the one hand, and, on the other hand, the PRP Group and USDOE.  In addition, the PRP Group members have agreed on a cost sharing allocation and procedures for the funding and performance of the consent decree obligations.  In accordance with this agreement, we would not be responsible for increased costs of remediation at the Site due to the presence of radiological contamination.  As among the PRP Group members, certain members, but not the Company, have agreed to be responsible for the increased costs.  In addition, USDOE has agreed in the consent decree to be responsible for one-half of those costs.

EPA estimates the total cost of remediation at the Site to be approximately $43,000,000, which includes two response actions at the site.  The first action, managed by the U.S. Army Corps of Engineers and which is in process, is designed to remove radiological contamination.  The second action, led by EPA, is designed to remove non-radioactive contamination.  The PRP Group members that did not generate radioactive materials, including us, should not be responsible for participating, financially or otherwise, in the first response action. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than the second half of 2011).  Based on information we have received from the PRP Group, the expected costs to complete the RD/RA will be in the range of $13,000,000 to $18,000,000.  We believe that this matter will not have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site.  At December 31, 2010 we had accrued $1,518,000 for potential costs associated with this site.

In September 1991, we signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island.  The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island.  The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017.  The estimated cost of remediation by natural attenuation through 2017 is approximately $1,500,000. Based on current participation, the Company’s share of these costs is approximately $134,000 with a remaining liability of approximately $77,000 which is accrued as of December 31, 2010.  We believe that the cost of remediation of this site will not have any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

(b)           No material pending legal proceedings were terminated during the three month period ended December 31, 2010.

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

	2010		2009
Quarter	High	Low	High	Low

First	$3.00	$2.00	$1.40	$.55
Second	3.05	2.25	2.40	.92
Third	2.98	2.15	2.90	2.10
Fourth	4.35	2.00	3.00	2.33

Number of Record Holders at February 28, 2011 – 538

Our loan agreement prohibits the payment of cash dividends on our Common Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").  We have not paid any cash dividends on our Common Stock during the last two fiscal years and we have no current expectation that cash dividends will be paid in the foreseeable future.

During 2010, the Company issued 10,306 shares of Common Stock through the grant of a stock award to John Tulin, our Chief Executive Officer.  The Company is relying on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock.  Mr. Tulin has represented, warranted and agreed, among other things, that the shares of Common Stock issued to him have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time.  He has also represented that he has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of Common Stock in the event any loss should occur; and has had access to and received such documents and information concerning the Company as he has requested.  A Securities Act restrictive legend has been placed on the certificate representing the shares of Common Stock and stop transfer instructions have been placed on the transfer of the shares of Common Stock awarded to Mr. Tulin as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

(b)           Not applicable.

(c)           The following table provides certain information as to repurchases of our common stock during the three months ended December 31, 2010:

Period	(a) Total Number of Shares (or Units ) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	17,592	$ 3.08	--	--
November 1, 2010 – November 30, 2010	27,573	$ 3.08	--	--
December 1, 2010 – December 31, 2010	--	--	--	--
Total	45,165	$ 3.08	--	--

(1)	Purchases from participants in the New Swank, Inc. Retirement Plan pursuant to the requirements of such plan.

Item 6.                                Selected Financial Data.

Not applicable.

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are currently engaged in the importation, sale and distribution of men's and women’s belts, leather accessories, suspenders, and men's jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate three factory outlet stores primarily to distribute excess and out-of-line merchandise.

Our merchandise collections enjoyed continued success during 2010 resulting in a significant increase in our sales volume compared to 2009.   The sales increase helped drive our net income for the year to $4,174,000 compared to net income for the corresponding period last year of $1,778,000.  Income before taxes in 2010 was $6,086,000 compared to $3,633,000 in 2009. Our results for 2010 were affected by a $1,492,000 expense associated with the termination of our relationship with Style 365 LLC (“Style 365”), a marketer of women’s belts and accessories, which was included in cost of goods sold during the first quarter.

Net sales during 2010 increased 15.6% to $132,702,000 compared to $114,798,000 in 2009. The increase was due to higher shipments of our men’s belts and personal leather accessories offset in part by increases in in-store markdowns and other dilutive allowances.  The increase in belt shipments was  due to orders received during the year from certain “club store” accounts as well as higher shipments to various department store customers in connection with the expansion of existing merchandise programs and the introduction of new collections. Allowances and other promotional arrangements which are typically volume-based, increased due to higher net sales particularly during the fall 2010 selling season.

Gross profit for the year ended December 31, 2010 was $41,049,000, up 12.7% from last year’s $36,426,000. Gross profit as a percentage of net sales was 30.9% compared to 31.7% in 2009.  The expense associated with Style 365 described above reduced gross profit as a percentage of net sales in 2010 by approximately 1.1 percentage points. The increase in gross profit was due to higher net sales and a decrease in inventory control costs, offset in part by increases in royalty expense and a decrease in markup. Selling and administrative expenses for the 12 months ended December 31, 2010 increased 6.7% to $34,541,000 compared to $32,384,000 for the corresponding prior-year period.  As a percentage of net sales, selling and administrative expense fell to 26.0% compared to 28.2% in 2009.

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

2010 vs. 2009

Net sales

Net sales for the year ended December 31, 2010 increased 15.6% to $132,702,000 compared to $114,798,000 in 2009. The increase was due to higher shipments of our men’s belts and personal leather accessories offset in part by increases in in-store markdowns and other dilutive allowances.  Our belt net sales increased by 29.3% due to orders for certain branded belts received during the year from “club store” accounts as well as higher shipments to a number of our department store customers in connection with the expansion of existing merchandise programs or, in certain cases, the introduction of new ones. The increase in our personal leather goods net sales was mainly due to higher shipping volumes to certain of our department store customers in connection with orders for both private label and branded merchandise collections. Allowances and other promotional arrangements increased due to the higher net sales, particularly during the fall 2010 selling season. Expenditures associated with these arrangements are typically volume-based and will generally vary based on both gross sales and customer mix. International net sales, including net sales to certain military accounts, increased 6.0% during 2010 due to higher shipments of our belt merchandise offset partially by a decrease in personal leather goods shipments. The increase in belts was mainly due to higher shipments of our Tommy Hilfiger, Kenneth Cole, and Buffalo David Bitton collections to the retail divisions of certain of our licensors (and their master licensees) while the decrease in personal leather goods was due to reduced volume to customers in Canada and Japan. Export net sales accounted for approximately 7% and 8% of our total net sales during 2010 and 2009, respectively.

Net sales in both 2010 and 2009 were favorably affected by the annual returns adjustment made during each year’s second quarter.  Each month we reduce net sales and cost of sales by the estimated effect of future returns of current period shipments. At the end of the spring season, upon the completion of processing returns from the preceding fall, we record adjustments to net sales in the second quarter to reflect the difference between customer returns of prior year shipments actually received in the current year and the estimate used to establish the allowance for customer returns at the end of the preceding fiscal year. These adjustments increased net sales by $782,000 and $668,000 for the fiscal years ended December 31, 2010 and December 31, 2009, respectively. Our actual returns experience during both the spring 2010 and spring 2009 seasons was better than anticipated compared to the reserves established at December 31, 2009 and December 31, 2008, respectively.  These reserves are developed in consideration of shipments made during our fall selling seasons and are generally associated with the holiday period. We have reduced our overall level of customer returns during the past several years by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods to reduce returns.

Gross profit

Gross profit for the 12 months ended December 31, 2010 increased 12.7% to $41,049,000, compared to last year’s $36,426,000. Gross profit as a percentage of net sales was 30.9% compared to 31.7% for the prior year.  As discussed above, during 2010’s first quarter, we recorded an expense which was included in cost of goods sold, of $1,492,000 associated with the termination of our relationship with Style 365. This charge reflects costs incurred by us in connection with the liquidation of certain inventory-related commitments and reduced gross profit expressed as a percentage of net sales in 2010 by approximately 1.1 percentage points.

The increase in gross profit was due to higher net sales and a decrease in inventory control costs, offset in part by increases in royalty expense and a decrease in average markup resulting from a change in our sales mix relative to 2009.  Royalty expenses associated with our various license agreements increased 14.5% to $7,732,000 in 2010 due primarily to higher net sales of certain licensed merchandise, particularly belts. Expressed as a percentage of net sales, however, royalty expense was approximately even with last year at 5.8%.

Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year.  The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $547,000 and $440,000 for the years ended December 31, 2010 and 2009, respectively.

Selling and Administrative Expense

Selling and administrative expenses for the year ended December 31, 2010 were $34,541,000, compared to $32,384,000 for the same period last year, reflecting an increase of $2,157,000, or 6.7%, and as a percentage of net sales, decreased to 26.0% compared to 28.2% in 2009.

Selling expenses for the twelve-month period increased $2,248,000 or 9.0% but as a percentage of net sales decreased to 20.5% compared to 21.7% in 2009. The increase in dollars was primarily due to increases in volume-driven sales costs including sales compensation and related benefits, advertising in support of our various license agreements, and warehouse and distribution costs. We include shipping and handling costs in selling expenses in our statement of income. Total shipping and handling costs in fiscal 2010 and 2009 were $6,990,000 and $5,581,000, respectively.  The increase during 2010 was mainly due to higher compensation costs associated with shipping and warehouse employees including insurance and other benefits, outside labor charges, and shipping and packaging supplies.

Our license agreements generally include minimum advertising and promotional spending requirements. Advertising and promotional costs charged to selling expense in support of our men's accessories business, exclusive of cooperative advertising and display expenditures (which are included in net sales and cost of sales, respectively), totaled 2.5% of net sales for the year ended December 31, 2010 compared to 2.7% in 2009.

Administrative expenses during 2010 decreased 1.2% to $7,387,000 compared to $7,478,000 for the prior year.  Administrative expenses expressed as a percentage of net sales were 5.6% and 6.5% for the years ended December 31, 2010 and 2009, respectively. The decrease in administrative expenses in 2010 was due to reductions in costs associated with certain insurance benefits, offset in part by increases in professional fees, compensation, and environmental-related expenses.

Promotional Expenditures

We routinely make advertising and promotional expenditures to enhance our business and support the advertising and promotion activity of our licensors. Promotional expenditures included in selling and administrative expenses totaled $3,228,000 and $3,130,000 and, as a percentage of net sales, were 2.5% and 2.7%, for 2010 and 2009, respectively.  We also make expenditures in support of cooperative advertising arrangements with certain of our retail customers. These expenses, which are included in net sales, totaled $1,482,000 and $1,027,000 in 2010 and 2009, respectively.  Expenditures associated with merchandise displays and fixturing, which we include in cost of sales were $576,000 in 2010, approximately even with 2009’s amount.

Interest Expense

Net interest expense for the year ended December 31, 2010 increased $13,000 or 3.2% compared to 2009.  Average borrowing costs under our revolving credit agreement increased slightly during the year while average monthly borrowings declined to $8,587,000 from $8,828,000 in 2009.

Provision for Income Taxes

We recorded an income tax provision of $1,912,000 in 2010 compared to a provision of $1,855,000 during 2009.  Our effective tax rate in 2010 was 31.4% compared to 51.0% in 2009.  The decrease was mainly due to a state income tax refund recorded during the first quarter of 2010. In addition, during 2009, we recorded an adjustment to state income tax expense to reflect differences between amounts previously recognized for financial reporting purposes and amounts reported on certain of our state tax returns for years prior to 2009. The effect of the adjustment was immaterial to all years presented. In accordance with the criteria established in ASC 740-10 (formerly Statement of Financial Accounting Standards No. 109), “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards.  Based upon our evaluation at December 31, 2010, we recorded a valuation allowance of $216,000 against our deferred tax asset in connection with certain state net operating loss carryforwards which are not expected to be realized.

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of ASC 740-10 had no effect on our financial condition, results of operations, or cash flows during 2010.

Liquidity and Capital Resources

Cash used in operations in 2010 was $1,738,000 compared to cash provided of $10,655,000 in 2009.  Cash was used during 2010 mainly to fund increases in accounts receivable and decreases in accounts payable offset in part by net income, adjusted for certain non-cash charges including bad debt write-offs, depreciation and amortization, and stock option compensation expense. Cash was also provided during the year by decreases in net inventory and increases in accrued royalties and other current liabilities.  The increase in accounts receivable during 2010 was due to higher net sales particularly during the fourth quarter relative to the same time last year.  The decrease in accounts payable occurred primarily during 2010’s first quarter and resulted from vendor payments made in connection with inventory commitments associated with spring season net sales. Inventory levels during our 2010 spring season were generally planned higher than during the same period in 2009 due to anticipated increases in net sales. Cash used in investing activities was $738,000 in 2010 compared to $380,000 in 2009.  The increase was mainly due to higher capital expenditures.

Cash provided by financing activities during 2010 was $5,140,000 compared to cash used of $10,047,000 in 2009.  Cash was provided in 2010 by an increase in net borrowings under our revolving credit agreement while cash was used last year to reduce borrowings.  We used $147,000 and $42,000 in 2010 and 2009, respectively, for the purchase of treasury stock.

Working capital financing is provided primarily by cash flows from operating activities and a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc. ("WFF"), which has a maturity date of June 29, 2012.  The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%.  We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month.  At December 31, 2010 and 2009, we had available lines of $18,577,000 and $22,446,000, respectively.  As of December 31, 2010, we were in compliance with all covenants contained within the 2004 Loan Agreement.

During the normal course of business, we are exposed to interest rate change market risk with respect to borrowings under our 2004 Loan Agreement. The seasonal nature of our business typically requires that we build inventories during the course of the year in anticipation of heavy shipments to retailers during the upcoming holiday season. Accordingly, our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates may, especially during peak borrowing periods, have a negative impact on short-term results. We are also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products.

In the ordinary course of business, we may, from time to time, be contingently liable for performance under letters of credit.  We had no outstanding letters of credit at December 31, 2010 or December 31, 2009.  We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance as of January 1, 2010 did not have a material effect on our financial condition, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 09-13”). ASU 09-13 updates the existing multiple-element arrangement guidance currently in ASC 605-25 “Revenue Recognition - Multiple-Element-Arrangements”. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the fiscal year ending December 31, 2011, with early adoption permitted. We expect to adopt the standard in the first quarter of 2011. We do not expect the adoption of this guidance in 2011 to have a material effect on our financial condition, results of operations or cash flows.

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

In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in the first quarter of 2010 and had no impact on our financial condition, results of operations, or cash flows.  The disclosures related to Level 3 fair value measurements are effective for us in the first quarter of 2011, but we do not expect this guidance to have a material impact on our financial condition, results of operations or cash flows.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.                      Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	15

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009	16

Statements of Income for the Years Ended December 31, 2010 and 2009	17

Statements of Changes in Stockholders' Equity and Comprehensive Income (loss) for the Years Ended December 31, 2010 and 2009	18

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	19

Notes to Financial Statements	20-36

Financial Statement Schedule II *	55

*All other schedules have been omitted because they are not applicable or not required as the required information is included in the Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Swank, Inc.
New York, New York

We have audited the accompanying balance sheets of Swank, Inc. (the "Company") as of December 31, 2010 and 2009 and the related statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. We have also audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 55.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit over its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2) on page 55, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO USA, LLP

Boston, Massachusetts
March 31, 2011

Swank, Inc.
Balance Sheets as of December 31,
(Dollars in thousands except per share data)

Assets	2010	2009
Current:
Cash and cash equivalents	$3,235	$571
Accounts receivable, less allowances of $7,798 and $6,137, respectively	20,214	16,324
Inventories, net:
Work in process	773	872
Finished goods	21,848	22,872
Total inventories, net	22,621	23,744
Deferred taxes, current	2,713	2,132
Prepaid and other current assets	1,150	1,293
Total current assets	49,933	44,064
Property, plant and equipment, at cost:
Land and buildings	29	29
Machinery, equipment and software	2,411	1,921
Leasehold improvements	904	873
Total property, plant and equipment at cost	3,344	2,823
Less accumulated depreciation	2,212	1,935
Total property, plant and equipment, net	1,132	888
Deferred taxes, noncurrent	2,118	2,252
Other assets	2,905	3,479
Total noncurrent assets	6,155	6,619
Total Assets	$56,088	$50,683

Liabilities
Current:
Note payable to bank	$5,287	$-
Current portion of long-term obligations	711	497
Accounts payable	4,151	9,456
Accrued employee compensation	1,748	2,016
Accrued royalties payable	1,583	1,132
Income taxes payable	761	762
Other current liabilities	1,572	804
Total current liabilities	15,813	14,667
Total long-term obligations, net of current portion	6,584	6,432
Total Liabilities	22,397	21,099
Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $1.00 Authorized - 300,000 shares	-	-
Common stock, par value $.10 Authorized -- 43,000,000 shares
Issued - 6,429,095 and 6,418,789 shares, respectively	642	642
Capital in excess of par value	2,605	2,322
Retained earnings	33,430	29,256
Accumulated other comprehensive loss	(696)	(493)
Treasury stock at cost – 800,350 and 752,489 shares, respectively	(2,290)	(2,143)
Total Stockholders' Equity	33,691	29,584
Total Liabilities and Stockholders' Equity	$56,088	$50,683

The accompanying notes are an integral part of the financial statements.

Swank, Inc.
Statements of Income
For the Years Ended December 31,
(In thousands, except share and per share data)

	2010	2009
Net sales	$ 132,702	$ 114,798
Cost of goods sold	90,161	78,372
Costs associated with termination of Style 365 agreement	1,492	-
Total cost of goods sold	91,653	78,372
Gross profit	41,049	36,426
Selling and administrative expenses	34,541	32,384
Income from operations	6,508	4,042
Interest expense, net	422	409
Income before provision for income taxes	6,086	3,633
Provision for income taxes	1,912	1,855
Net income	$ 4,174	$ 1,778

Share and per share information:
Weighted average common shares outstanding -- basic	5,664,236	5,670,438
Basic net income per common share	$ .74	$ .31

Weighted average common shares outstanding -- diluted	5,664,236	5,670,756
Diluted net income per share	$ .74	$ .31

The accompanying notes are an integral part of the financial statements.

Swank, Inc.

Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

For the Years Ended December 31, 2010 and 2009	Common Stock, Par Value $.10		Capital in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'	Comprehensive
(Dollars in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity	Income (loss)
Balance, December 31, 2008	6,385,379	639	2,037	27,478	(378)	736,999	(2,101)	27,675

Net income				1,778				1,778	$ 1,778
Stock-based compensation expense			253					253
Common stock repurchased						15,490	(42)	(42)
Issuance of common stock in lieu of cash compensation	33,410	3	32					35

Other comprehensive income (loss):
Minimum pension liability adjustment,
net of tax of $108					(113)			(113)	(113)
Unrealized (loss) on securities available for sale					(2)			(2)	(2)
Total comprehensive income									$ 1,663

Balance, December 31, 2009	6,418,789	$ 642	$ 2,322	$ 29,256	$ (493)	752,489	$ (2,143)	$ 29,584

Net income				4,174				4,174	$ 4,174
Stock-based compensation expense			253					253
Common stock repurchased						47,861	(147)	(147)
Issuance of common stock in lieu of cash compensation	10,306	-	30					30

Other comprehensive income (loss):
Minimum pension liability adjustment,
net of tax of $132					(203)			(203)	(203)
Total comprehensive income									$ 3,971

Balance, December 31, 2010	6,429,095	$ 642	$ 2,605	$ 33,430	$ (696)	800,350	$ (2,290)	$ 33,691

The accompanying notes are an integral part of the financial statements.

Swank, Inc.
Statements of Cash Flows
(Dollars in thousands)
For the Years Ended December 31,

	2010	2009
Cash flows from operating activities:
Net income	$4,174	$1,778
Adjustments to reconcile net income to net cash provided by (used in) operations:
Provision for bad debt	210	155
Depreciation and amortization	353	393
Stock-based compensation expense	253	253
Proceeds from life insurance	390	514
Decrease in cash surrender value of life insurance	-	427
(Increase) in deferred income tax, net of allowance	(447)	(268)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,101)	(2,977)
Decrease in inventories	1,124	2,542
Decrease (increase) in prepaid and other assets	37	1,152
Increase (decrease) in accounts payable, accrued and other liabilities	(4,112)	5,694
Increase (decrease) in income taxes payable	-	722
Increase (decrease) in other long-term obligations and deferred credits	381	270
Net cash (used in) provided by operations	(1,738)	10,655
Cash flows from investing activities:
Capital expenditures	(569)	(92)
Premiums on life insurance	(169)	(288)
Net cash (used in) investing activities	(738)	(380)
Cash flows from financing activities:
Borrowings under revolving credit agreements	86,590	62,951
Payments of revolving credit obligations	(81,303)	(72,956)
Treasury stock repurchased	(147)	(42)
Net cash provided by (used in) financing activities	5,140	(10,047)
Net increase in cash and cash equivalents	2,664	228
Cash and cash equivalents at beginning of year	571	343
Cash and cash equivalents at end of year	$3,235	$571
Cash paid during the year for:
Interest	$422	$386
Income taxes	$2,874	$851
Non-cash transactions during the period: Issuance of common stock in lieu of cash compensation	$30	$35

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

A.        The Company

The Company is engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry and women’s accessories, principally belts. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates three factory outlet stores primarily to distribute excess and out of line merchandise.

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

Allowances for Accounts Receivable

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers.  The allowance for customer returns results from the reversal of sales for estimated returns and associated costs.  Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers.  Allowances for accounts receivable are generally at their seasonal highs on December 31.  Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions for bad debts in 2010 and 2009  were $210,000 and $155,000, respectively.

Concentration of Credit Risk

We sell products primarily to major retailers within the United States. In each of fiscal 2010 and 2009, our three largest customers were Macy’s, Inc. (“Macy’s), Kohl’s Corporation (“Kohl’s”), and The TJX Companies (“TJX”).  These three customers combined accounted for approximately 39% and 45% of trade receivables (gross of allowances) at December 31, 2010 and 2009, respectively.

During 2010, net sales to Macy’s, Kohl’s, and TJX accounted for approximately 16%, 15%, and 9%, respectively, of our total net sales. In fiscal 2009, Macy’s, Kohl’s, and TJX accounted for approximately 20%, 17% and 10%, respectively, of our total net sales.  No other customer accounted for more than 10% of net sales during either of our last two fiscal years.  Exports to foreign countries accounted for approximately 7% and 8% of net sales in fiscal year 2010 and 2009, respectively. During the normal course of business, we are exposed to interest rate change market risk with respect to borrowings under our 2004 Loan Agreement. The seasonal nature of our business typically requires that we build inventories during the course of the year in anticipation of heavy shipments to retailers during the upcoming holiday season. Accordingly, our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our 2004 Loan Agreement is presently the prime rate plus a margin of .50% or LIBOR plus a margin of 2.25%) may, especially during peak borrowing periods, have a negative impact on short-term results. We are also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products.

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

Other Assets

Other Assets at December 31, 2009 include approximately $90,000 in restricted cash in connection with a security deposit associated with a sublease for certain of our leased property. The sublease expired by its terms and the security deposit was returned to the sublessee during 2010.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2010 and 2009.  Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $12,000 and $11,000 at December 31, 2010 and 2009, respectively.

Advertising Costs

We charge advertising costs to expense as they are incurred.  Total expenditures charged to advertising expense during 2010 and 2009 were $3,228,000 and $3,130,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs as part of selling expenses in our statement of income.  Total shipping and handling costs were $6,990,000 and $5,581,000 for 2010 and 2009, respectively.

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

We adopted the provisions of ASC 740-10 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48), “Income Taxes”, on January 1, 2007. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10. ASC 740-10 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with ASC 740-10, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The adoption of this guidance had no effect on our financial conditions, results of operations, or cash flow at December 31, 2010.

Share-Based Compensation

In December 2004, the FASB issued ASC 718-10 (formerly Statement of Financial Accounting Standard No. 123 (revised 2004, "SFAS 123R")), “Share-Based Payment.” ASC 718-10 addresses the accounting for share-based payments to employees, including grants of employee stock options. We adopted ASC 718-10 under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10.    No stock options were granted during either 2010 or 2009 (see Note G).

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

	Year Ended December 31,
	2010	2009
Numerator:
Net income as reported	$ 4,174	$ 1,778
Denominator:
Shares used in computing basic net income per weighted average common share outstanding	5,664,236	5,670,438
Effect of dilutive securities	-	318
Shares used in computing net income per weighted average common share outstanding assuming dilution	5,664,236	5,670,756

Basic net income per weighted average common share outstanding	$ .74	$ .31
Diluted net income per weighted average common share outstanding	$ .74	$ .31

As of both December 31, 2010 and 2009, options to purchase 375,000 shares were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Reporting comprehensive income (loss) requires that certain items recognized under accounting principles generally accepted in the United States as separate components of stockholders' equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Our reportable other comprehensive loss was $203,000 and $115,000 in 2010 and 2009, respectively.  Comprehensive losses in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to our defined benefit plan.

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

In October 2009, the FASB issued Accounting Standards Update No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 09-13”). ASU 09-13 updates the existing multiple-element arrangement guidance currently in ASC 605-25 “Revenue Recognition - Multiple-Element-Arrangements”. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the fiscal year ending December 31, 2011, with early adoption permitted. We expect to adopt the standard in the first quarter of 2011. We do not expect the adoption of this guidance in 2011 to have a material effect on our financial condition, results of operations or cash flows.

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

In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in the first quarter of 2010 and had no impact on our financial condition, results of operations, or cash flows.  The disclosures related to Level 3 fair value measurements are effective for us in the first quarter of 2011, but we do not expect this guidance to have a material impact on our financial condition, results of operations or cash flows.

C.           Short-Term Borrowings

(Dollars in thousands)
	2010	2009
At December 31:
Total line	$ 32,000	$ 32,000
Weighted average interest rate	3.75%	3.75%
For the year:
Monthly average borrowing outstanding	8,587	8,836
Maximum borrowing outstanding at any month end	15,100	11,943
Monthly interest rate (weighted average)	3.81%	3.44%
Balance outstanding at December 31	5,287	-

The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under our revolving credit facility for seasonal working capital needs.

The Company’s revolving credit line is provided by Wells Fargo Foothill, Inc. (“WFF”) under a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the "2004 Loan Agreement") with Wells Fargo Foothill, Inc. ("WFF"), which has a maturity date of June 29, 2012.  The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.'s prime lending rate plus .50% or at WFF's LIBOR rate plus 2.25%.  We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (for the period January 1 through June 30 of each year, $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month.  At December 31, 2010 and 2009, we had available lines of $18,577,000 and $22,446,000, respectively.  As of December 31, 2010, we were in compliance with all covenants contained within the 2004 Loan Agreement.

In the ordinary course of business we may, from time to time, be contingently liable for performance under letters of credit. We had no outstanding letters of credit at December 31, 2010 or December 31, 2009.  We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

D.           Income Taxes

The components of income taxes are as follows:

For each year ended December 31,
(Dollars in thousands)
	2010	2009
Provision (benefit) for income taxes:
Currently payable:
Federal	$2,329	$1,331
State	30	792
Deferred:
Federal	(399)	(237)
State	(48)	(31)
	$1,912	$1,855
Deferred tax provision (benefit):
Deferred compensation	$-	$40
Accounts receivables reserves	(429)	(73)
Inventory capitalization	47	(159)
Deferred rent incentive	(130)	-
Environmental costs	(25)	(11)
Minimum pension adjustment	(133)	(130)
Postretirement benefits	(39)	(86)
Inventory Reserves	(32)	120
State NOL carryforwards	26	17
Depreciation	249	(33)
Other items	3	31
Valuation allowance	16	16
	$(447)	$(268)
A reconciliation of the Company's effective income tax rate is as follows:
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.4	5.3
State tax adjustments	(7.1)	13.0
Valuation allowance	0.1	.4
Other items, net	(1.0)	(1.6)
Effective income tax rate	31.4%	51.1%
Components of the net deferred tax asset:
Deferred tax assets:
Accounts receivable reserves	$1,463	$1,034
Deferred Incentive Rent	130	-
Inventory capitalization	680	727
Postretirement benefits	2,121	2,082
Inventory reserves	176	144
Workman's compensation	9	9
State NOL carryforwards	288	314
Environmental costs	(158)	(183)

Minimum pension adjustment	365	232
Other	178	181
Gross deferred asset	5,252	4,540
Deferred tax liabilities:
Depreciation	(205)	44
Valuation allowance	(216)	(200)
Net deferred tax asset	$4,831	$4,384

 In accordance with the criteria established in ASC 740-10 (formerly Statement of Financial Accounting Standards No. 109), “Income Taxes”, we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards.  As a result of our evaluations at December 31, 2010 and 2009, we recorded valuation allowances of $216,000 and $200,000, respectively, against our deferred tax assets in connection with certain state net operating loss carryforwards which are not expected to be fully realized.

During 2010, we received net state income tax refunds of approximately $530,000 related to prior year tax filings which reduced the effective tax rate for 2010.  The state income tax adjustment in 2009 reflects differences between amounts recognized for financial reporting purposes and amounts reported on certain of our state tax returns for years prior to 2009. The effect of the adjustment was immaterial to all periods presented. At December 31, 2010, we have remaining state net operating loss carryforwards of approximately $3,625,000 which expire through 2024.  These loss carryforwards are available to reduce state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As described above, at December 31, 2010 we recorded a valuation allowance of $216,000 against our deferred tax asset in connection with certain of these state carryforwards.

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with ASC 740-10, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Upon adoption on January 1, 2007 and as of December 31, 2010, we had no unrecognized tax benefits recorded. We do not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2010 will significantly change within the next 12 months.

E.         Long-Term Obligations

 Long-term obligations at December 31 are as follows:

(Dollars in thousands)
	2010	2009
Postretirement benefits (See Note F)	$5,370	$5,272
Environmental liabilities (See Note H)	1,595	1,526
Obligation on property sublease and deferred rent	330	42
Deposits and other	-	89
Total long-term obligations, including current portion	7,295	6,929
Less current portion	(711)	(497)
Total long-term obligations	$6,584	$6,432

F.           Employee Benefits

Effective January 1, 1994, we amended and restated the Swank, Inc. Employees' Stock Ownership Plan in a merger with the Swank, Inc. Employees' Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became The New Swank, Inc. Retirement Plan, which the Company further amended and restated as of January 1, 2011 (the "Plan"). The Plan incorporates the characteristics of the three predecessor plans, covers substantially all full time employees and reflects management’s continued desire to provide added incentives and to enable employees to acquire shares of our common stock. The cost of the Plan has been borne by the Company.

The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the discretion of the Board of Directors. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses associated with contributions to the Plan were $301,000 and $285,000 for 2010 and 2009, respectively.  At December 31, 2010 and 2009, the Plan held a total of 2,081,685 and 2,142,623 shares, respectively, of our outstanding common stock, including 41,596 shares which had not been allocated to participants at December 31, 2009.  There were no unallocated shares held by the Plan at December 31, 2010. From time to time, we make loans to the Plan at an interest rate equal to the Prime lending rate plus 2 percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2010 or December 31, 2009.

In October 1999, the Plan's 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company's common stock.  Purchases are made at the discretion of the Plan's trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by us to the Plan.  Shares acquired will be used to provide benefits to employees under the terms of the Plan.  Since the repurchase plan was authorized in October 1999, the Plan has repurchased 112,455 shares. The Plan purchased no shares during either 2010 or 2009.

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

The following table sets forth a reconciliation of the beginning and ending balances of our postretirement benefits, and defined benefits under our 1987 Deferred Compensation Plan described below:

For each year ended December 31,
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits
	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year:	$5,272	$5,052	$-	$102
Service cost	12	10	-	-
Interest cost	277	302	-	3
Participants' contributions	-	-	-	-
Amendments	-	-	-	-
Actuarial (gain) loss	455	345	-	-
Benefits paid	(646)	(437)	-	(105)
Benefit obligation at end of year (1)	$5,370	$5,272	$-	$-

Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	646	437	-	105
Participants' contributions	-	-	-	-
Benefits paid	(646)	(437)	-	(105)
Fair value of Plan assets at end of year	$-	$-	$-	$-
Funded status	$(5,370)	$(5,272)	$-	$-
Unrecognized actuarial (gain) loss (2)	712	256	-	-
Unrecognized transition obligation (2)	211	331	-	-
Accrued benefit cost	$(4,447)	$(4,685)	$-	$-

(1)
Amounts totaling $476,000 and $451,000 have been included in current portion of long-term obligations as of December 31, 2010 and 2009, respectively.  The remaining balance has been included in long-term obligations as set forth in Note E.

(2)	These amounts are included in accumulated other comprehensive (loss), net of tax, on the balance sheets, and have not yet been recognized as components of net periodic benefit cost.

In 2011, we expect to recognize in net periodic pension cost $119,000 of the unrecognized transition obligation and $16,000 of the unrecognized actuarial loss.

The weighted-average discount rate used in determining the accumulated benefit obligations was 5.0% and 5.5% at December 31, 2010 and 2009, respectively.  For measurement purposes, a 7.5% annual rate of increase is assumed for 2010 in both the per capita cost of covered Medicare Part B health care benefits and AARP Medicare Supplemental Coverage. This rate is assumed to decrease gradually for both programs to 5.00% by 2016 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

Net periodic pension costs in connection with the 1987 Plan, as discussed below, were determined using a discount rate of 6.25% for fiscal year 2009.  As noted below, our 1987 Plan was fully paid out and eliminated as of December 31, 2009. Net periodic postretirement and defined benefit cost for fiscal 2010 and 2009 included the following components:

For each year ended December 31,
(Dollars in thousands)
	Postretirement Benefits		Defined Benefits
	2010	2009	2010	2009
Service cost	$ 12	$ 10	$ -	$ -
Interest cost	277	302	-	3
Recognized actuarial loss	-	-	-	3
Amortization of transition obligation	120	119	-	-
Net periodic benefit costs included in selling and administrative expenses	$ 409	$ 431	$ -	$ 6

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $2,000 and the postretirement benefit obligation by $37,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $2,000 and the postretirement benefit obligation by $41,000.

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

We use loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life policies. The life insurance policies state that we have the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $4,445,000 and $5,188,000 at December 31, 2010 and 2009, respectively, which is included in other assets, net of policy loans aggregating approximately $1,553,000 and $1,920,000, respectively.  We presently have no intention of repaying any policy loans and expect that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $79,000 and $186,000 in 2010 and 2009, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 4.6% and 5.6% at December 31, 2010 and 2009, respectively.

No cash contributions in 2011 are expected to be made to the benefit plans other than funding current benefit payments.

The following benefit payments, which reflect future service as appropriate, are expected to be paid in connection with our postretirement benefit obligation. The benefit payments are based on the same assumptions used to measure our benefit obligations at December 31, 2010.

(Dollars in thousands)
Fiscal year ended December 31,	Future Benefit Payments
2011	$ 477
2012	478
2013	474
2014	468
2015	457
2016 through 2020	2,024

G.        Stock Awards

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

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives.  Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share.  The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant.  The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to ASC 718-10 (formerly SFAS 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation.” The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. ASC 718-10 requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date.  The 1998 Plan expired by its terms in 2008 and no awards under that plan were granted during either 2010 or 2009.

There were no stock options exercised and the Company did not recognize any related tax benefits during 2010 or 2009.  During each of 2010 and 2009, we recognized $253,000 in compensation expense related to the 2008 grant. As of December 31, 2010 and 2009, there was $296,000 and $549,000, respectively, in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the remaining vesting period of the grant.

The following table summarizes stock option activity for the years 2010 and 2009:

		Weighted Average
	Option Shares	Exercise Price
Outstanding at December 31, 2008	376,667	$5.19
Outstanding at December 31, 2009	376,667	$5.19
Expired	1,667	$1.60
Outstanding at December 31, 2010	375,000	$5.21

Options outstanding as of December 31, 2010 were as follows:

		Weighted	Weighted		Weighted
Exercise		Average	Average	Shares	Average
Price	Shares	Life (Years)	Price	Exercisable	Price
$5.05 - $5.56	375,000	2.16	$5.21	187,500	$5.21

A summary of option activity under the stock-based compensation plans as of December 31, 2009 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value * (000s)
Outstanding at December 31, 2009	376,667	$5.19	3.16	$ -
Outstanding at December 31, 2010	375,000	$5.21	2.16	$ -

Vested or expected to vest at December 31, 2010	187,500	$5.21	2.16	$ -

Exercisable at December 31, 2010	187,500	$5.21	2.16	$ -
*	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the market value of our common stock and the exercise price of the underlying options.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace our previous plans that had expired by their terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards.  During 2010 and 2009, we granted aggregate stock awards of 10,306 shares and 33,410 shares (net of shares withheld in connection with income tax and other withholdings), respectively, to certain key employees in lieu of cash bonuses earned during fiscal 2009 and 2008. We recorded compensation expense of $50,000 and $60,000 representing the grant-date fair value of the awards in our 2009 and 2008 statements of income, respectively. The grant-date fair value was determined using the closing price of our common stock as quoted on yahoo.com as of the date of grant.

H.        Commitments and Contingencies

We lease certain of our warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases.  Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs.  Total rental expense amounted to $2,362,000 and $2,445,000 in 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

(Dollars in thousands)

2011	$ 2,287
2012	2,251
2013	2,234
2014	1,457
2015	1,280
Thereafter	3,020
Total minimum payments	$ 12,529

We have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions. Our “Kenneth Cole", “Tommy Hilfiger”, “Nautica”, "Geoffrey Beene", "Claiborne", “Tumi”, "Guess?", “Chaps”, "Pierre Cardin”, “Donald Trump”, “Buffalo David Bitton”, and “US Polo Association” licenses collectively may be considered material to our business. At December 31, 2010, we are obligated to pay minimum royalty and advertising under certain license agreements as follows: 2011 - $9,301,000; 2012 - $8,965,000;   2013 - $9,083,000; and 2014 - $5,751,000.  Our license agreements generally require us to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $98,000 and $82,000 for the years ended December 31, 2010 and 2009, respectively. We regularly assess the status of our license agreements and anticipate renewing those contracts expiring in 2011, subject to the negotiation of terms and conditions satisfactory to us.

On June 7, 1990, we received notice from the United States Environmental Protection Agency (“EPA”) that we, along with fifteen others, had been identified as a Potentially Responsible Party (collectively, the “PRPs”) in connection with the release of hazardous substances at the Shpack Superfund site located in Norton and Attleboro, Massachusetts (the “Site”).  We, along with six other PRPs, subsequently entered into an administrative order by consent pursuant to which, inter alia, we and they undertook to conduct a remedial investigation/feasibility study (the “RI/FS”) with respect to the alleged contamination at the Site.

The RI/FS of the Site was completed and EPA prepared its record of decision.  On August 15, 2006, we received a Special Notice letter from EPA indicating that EPA expected us, and others, to perform the Remedial Design/Remedial Action (“RD/RA”) for the Shpack site.  A number of parties, including us, submitted a good faith offer letter to EPA in response to the Special Notice, and began discussions with EPA regarding the Site.  We and twelve other parties (the “PRP Group”), along with the United States Department of Energy (“USDOE”), signed a judicial consent decree relating to the Site, which was lodged on December 9, 2008 with the United States District Court for the District of Massachusetts, Eastern Division.  The PRP Group members have agreed in the consent decree, jointly and severally, to perform remediation activities at the Site in accordance with a statement of work agreed to between EPA, on the one hand, and, on the other hand, the PRP Group and USDOE.  In addition, the PRP Group members have agreed on a cost sharing allocation and procedures for the funding and performance of the consent decree obligations.  In accordance with this agreement, we would not be responsible for increased costs of remediation at the Site due to the presence of radiological contamination.  As among the PRP Group members, certain members, but not the Company, have agreed to be responsible for the increased costs.  In addition, USDOE has agreed in the consent decree to be responsible for one-half of those costs.

EPA estimates the total cost of remediation at the Site to be approximately $43,000,000, which includes two response actions at the site.  The first action, managed by the U.S. Army Corps of Engineers and which is in process, is designed to remove radiological contamination.  The second action, led by EPA, is designed to remove non-radioactive contamination.  The PRP Group members that did not generate radioactive materials, including us, should not be responsible for participating, financially or otherwise, in the first response action. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than the second half of 2011).  Based on information we have received from the PRP Group, the expected costs to complete the RD/RA will be in the range of $13,000,000 to $18,000,000.  We believe that this matter will not have a material adverse effect on our operating results, financial condition or cash flows, and that we have adequately reserved for the potential costs associated with this site.  At December 31, 2010 we had accrued $1,518,000 for potential costs associated with this site.

In September 1991, we signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island.  The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island.  The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017.  The estimated cost of remediation by natural attenuation through 2017 is approximately $1,500,000. Based on current participation, the Company’s share of these costs is approximately $134,000 with a remaining liability of approximately $77,000 which has been accrued as of December 31, 2010.  We believe that the cost of remediation of this site will not have any material adverse effect on our operating results, financial condition or cash flows based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

           The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying balance sheets (See Note E), exclusive of currently payable amounts of approximately $234,000 and $4,000 included in other current liabilities in 2010 and 2009, respectively.  These amounts have not been discounted.  We believe that the accompanying financial statements include adequate provision for environmental exposures.

In the ordinary course of business, we may, from time to time, be contingently liable for performance under letters of credit. No letters of credit were outstanding at either December 31, 2010 or December 31, 2009.  We are required to pay a monthly fee presently equal to 2.0% per annum on the outstanding letter of credit.

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

I.    Promotional Expenses

Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance our business and, as described in Note H to the financial statements, certain license agreements require specified levels of spending.  We charge advertising costs to expense as they are incurred.  Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2010 and 2009 were $3,228,000 and $3,130,000, respectively.

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

  Our cash and cash equivalents consist of cash on deposit at various financial institutions at December 31, 2010. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $12,000 and $11,000 at December 31, 2010 and 2009, respectively.

K.           Disclosures About Segments of an Enterprise and Related Information

We follow ASC 280-10 (formerly SFAS No. 131), “Segment Reporting”, which establishes standards for the way that public business enterprises report information about operating segments. Operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance.  We are engaged in one business, the sale of men's and women’s accessories consisting of belts, wallets and other small leather goods, suspenders and jewelry. Our company and our customer relationships are organized around this one business segment.  Our products are sold principally through department stores and to a lesser extent, through specialty stores and mass merchandisers.

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

(Dollars in thousands except per share data)	Quarter ending
	Mar 31	Jun 30	Sep 30	Dec 31

2010
Net sales	$25,655	$29,420	$32,595	$45,032
Gross profit	6,773	8,636	10,228	15,412
Net income (loss)	(457)	(61)	1,129	3,563
Net income (loss) per common share – basic	(.08)	(.01)	.20	.63
Net income (loss) per common share – diluted	(.08)	( .01)	.20	.63

2009
Net sales	$23,971	$26,501	$28,639	$35,687
Gross profit	7,493	8,117	8,704	12,112
Net income (loss)	(279)	401	390	1,266
Net income (loss) per common share – basic	(.05)	.07	.07	.22
Net income (loss) per common share – diluted	(.05)	.07	.07	.22

M.   Related Party Transactions

    John Tulin, our Chairman and Chief Executive Officer, has three family members who are employed by us in various positions and are compensated for services rendered by them to us.

We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with certain license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $98,000 and $82,000 for the years ended December 31, 2010 and 2009, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

    Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2010 of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 are effective in accumulating and communicating to them material information relating to the Company required to be included in reports that we must file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

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

Management assessed our internal control over financial reporting as at December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control--Integrated Framework.”  Based on this assessment, management concluded that our internal control over financial reporting was effective as at December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Title

John Tulin	64	Chairman of the Board, Chief Executive Officer and Director

James E. Tulin	59	Senior Vice President - Merchandising and Director

Paul Duckett	70	Senior Vice President - Distribution and Retail Store Operations

Melvin Goldfeder	74	Senior Vice President - Special Markets Division

Jerold R. Kassner	54	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Eric P. Luft	55	President and Director

There are no family relationships among any of the persons listed above or among such persons and the directors of the Company except that John A. Tulin and James E. Tulin are brothers.

John Tulin has been the Company’s Chief Executive Officer since October 1995, and was elected to the additional office of Chairman of the Board in March 2007.  Mr. Tulin joined us in 1971, was elected a Vice President in 1974, Senior Vice President in 1979, Executive Vice President in 1982 and served as our President from October 1995 to March 2007.  He has served as a director since 1975.  Mr. Tulin brings to the Board a unique understanding of our business, history and long-term strategic plans as a result of his nearly 40 years of service to our Company.  Through his various leadership roles at the Company, including as our Chief Executive Officer for more than the last 15 years, Mr. Tulin has gained a deep knowledge of all aspects of our business and of the retail and accessories industries, and has played the leading role in developing and maintaining the Company’s relationships with its licensors.  Mr. Tulin holds a bachelor’s degree from Colgate University and a law degree from Georgetown University.

James E. Tulin has been Senior Vice President-Merchandising since October 1995.  For more than five years prior to October 1995, Mr. Tulin served as a Senior Vice President.  Mr. Tulin has been a director since 1985.  Mr. Tulin has over 30 years of executive level service at our Company in the areas of sales, marketing and product design and development.  Through his years of service with us in various senior management positions and his role as a director for more than 25 years, Mr. Tulin has substantial knowledge of and leadership experience in our personal leather goods and gifts businesses, and provides the Board of Directors with a unique insider’s perspective on the areas of our businesses for which he has primary responsibility.

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

Directors

Our Board of Directors consists of John Tulin, James E. Tulin, Eric P. Luft, John J. Macht, Raymond Vise and Michael M. Rubin.  Information with regard to John Tulin, James E. Tulin and Eric P. Luft is set forth above in this Item 10 under the caption “Executive Officers of the Registrant.”  The following sets forth certain information as to Messrs. Macht, Vise and Rubin:

John J. Macht, who is 74 years old, has been President of The Macht Group, a marketing and management consulting firm, since its inception in 1983. Mr. Macht became a director in 1995 and is chairman of the Audit Committee. Mr. Macht has more than 40 years of experience in the retail and apparel industry as a senior executive at various retailers including Macy’s where Mr. Macht was a Senior Vice President and General Merchandising Manager. He also brings to the Board valuable business, leadership and management experience having led the The Macht Group, which provides innovative marketing solutions and consulting services to companies in the retail and apparel industries, for the past 28 years.

Raymond Vise, who is 89 years old, served as Senior Vice President of the Company for more than five years prior to his retirement in 1987.  Mr. Vise became a director in 1963 and is a member of the

Audit Committee.  Mr. Vise has broad knowledge of the retail and accessories.  Mr. Vise served as a senior executive of the Company for over 40 years where, among other responsibilities, he was responsible for national sales.  Mr. Vise’s extensive history at the Company in senior leadership positions, and his service as a director for more than 47 years, has provided him with in-depth knowledge of our businesses and has enabled him to serve as an important advisor to our management and to our other Board members.

Michael M. Rubin, who is 53 years old, was elected as a director at our annual meeting of stockholders held in August 2007 and is a member of the Audit Committee.  Mr. Rubin has been the managing member of mRm & Associates, a management consulting firm, for more than the past five years.  Prior to starting mRm & Associates, Mr. Rubin served as a senior financial officer for a number of companies in the apparel and accessories industry.  Mr. Rubin is a certified public accountant and an audit committee financial expert under the rules and regulations of the Securities and Exchange Commission.  He has served as a consultant to numerous companies, with a focus in the apparel and accessories sectors, where he provided guidance with respect to his clients’ overall operations, including cash and working capital management, internal controls and treasury functions, banking relationships, and business development.  Mr. Rubin has also held senior financial positions at a number of companies in the apparel and accessories industry including Donna Karan Company where he was a Vice President and that company’s first Corporate Controller.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our registered equity securities, to file initial reports of ownership, and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us.  Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2010 were timely filed.

Code of Ethics

We have adopted a Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Item 11.	Executive Compensation.

Director Compensation

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2010:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
John J. Macht	$79,000	--	--	--	--	$101,512 (1)	$180,512
Raymond Vise	$63,500	--	--	--	--	$5,690 (2)	$69,190
Michael M. Rubin	$67,000	--	--	--	--	--	$67,000

(1)
Under agreements between us and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between us and licensors introduced to us by The Macht Group, and in certain instances, based on net sales of specified private label products. Aggregate compensation earned by The Macht Group under this arrangement during 2010 was $98,491.  Mr. Macht also receives reimbursement for travel and related expenses incurred by him in connection with his attendance at board of directors and committee meetings.

(2)
Mr. Vise receives reimbursement for certain medical insurance premiums paid by him pursuant to benefits provided to certain of the Company’s retirees under our Post-Retirement Benefits Plan.  Aggregate compensation paid to Mr. Vise under this program during 2010 was $4,714. Mr. Vise also receives reimbursement for travel and related expenses incurred by him in connection with his attendance at board of directors and committee meetings.

During 2010, each non-employee director received a director's fee of $6,000 for each meeting of the Board and $4,000 for each Board committee meeting attended by him in person or via teleconference, except that Mr. Macht, Chairman of the Audit Committee, received $6,500 for each committee meeting attended by him.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of John Tulin, our Chairman of the Board and Chief Executive Officer, Eric P. Luft, our President, and James E. Tulin, a Senior Vice President (we call these officers our “Named Officers”):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

John Tulin, Chairman of the	2010	$526,667	$200,000	---	---	---	---	$92,482 (2)(6)	$819,149
Board and Chief Executive Officer	2009	$500,000	$100,000	$50,000 (1)	---	---	---	$89,889 (2)(6)	$739,889

Eric P. Luft,	2010	$184,667	$472,220 (3)	---	---	---	---	$35,366 (4)(6)	$692,253
President	2009	$154,000	$398,421 (3)	---	---	---	---	$31,828 (4)(6)	$584,249

James E. Tulin,	2010	$396,667	$40,000	---	---	---	---	$41,678 (5)(6)	$478,345
Senior Vice President	2009	$380,000	$25,000	---	---	---	---	$38,492 (5)(6)	$443,492

(1)
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

(2)
This amount includes, for fiscal 2010, financial planning services of $8,900 a special allowance of $43,200, travel allowances of $9,000, automobile benefits (which include lease, insurance and maintenance expenses) of $23,858, and premiums paid by the Company on certain life insurance policies owned by the Company, and for fiscal 2009, financial planning services of $12,100, a special allowance of $43,200, travel allowances of $9,000, automobile benefits of $21,161, and premiums paid by the Company on certain life insurance policies owned by the Company.

(3)	This amount includes sales commissions of $437,220 in 2010 and $373,420 in 2009.

(4)	This amount includes automobile benefits of $18,378 in both 2010 and 2009.

(5)	This amount includes, for fiscal 2010, automobile benefits of $21,287 and travel allowances of $10,800 and, for fiscal 2009, automobile benefits of $21,155 and travel allowances of $10,800.

(6)
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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options held by the Named Officers at December 31, 2010.  No equity incentive plan awards, including SARs, restricted stock, restricted stock units, or similar instruments, were held by the Named Officers at December 31, 2010.

2010 Outstanding Equity Awards at Fiscal Year-End
Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
John Tulin	32,500	32,500	---	$5.56	2/28/13
Eric P. Luft	25,000	25,000	---	$5.05	2/28/13
James E. Tulin	25,000	25,000	---	$5.56	2/28/13

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

Retirement Plans

Effective January 1, 1994, the Company amended and restated the Swank, Inc. Employees' Stock Ownership Plan in a merger with the Swank, Inc. Employees' Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became The New Swank, Inc. Retirement Plan, as amended and restated as of January 1, 2011 (the “Retirement Plan”). The Retirement Plan incorporates characteristics of the three predecessor plans, and covers substantially all of our full time employees.  The savings (401(k)) component of the Retirement Plan provides employees an election to reduce taxable compensation through contributions to the Retirement Plan.  The Company may make matching annual cash contributions in the discretion of our Board of Directors.  Shares of Common Stock acquired by the stock ownership component of the Retirement Plan are allocated to participating employees, and are vested on a prescribed schedule.

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

Employment Contracts and Severance Agreements

We are a party to an amended and restated employment agreement with John Tulin.  The original expiration date under this agreement was December 31, 2009, but on each December 31 during the term, the term is automatically extended so that on that last day of each calendar year, the employment term will be a three calendar year period, unless either we or John Tulin gives the other at least thirty (30) days notice that there will be no extension.  The current expiration date is December 31, 2013.  John Tulin is entitled to receive a minimum annual base salary of $500,000, and such other compensation, if any, as the Board of Directors shall determine.  In addition, the agreement provides that for a period of thirty (30) days from and after the occurrence of a Change of Control (as described below in connection with his Termination Agreement), John Tulin has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination.  If John Tulin’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive an amount equal to his base salary through the then applicable expiration date of the employment agreement as if no termination had occurred.  If our agreement with John Tulin is terminated because of his disability, he is entitled to receive an amount equal to his average base salary for the three-calendar year period prior to disability, plus accrued but unpaid salary and bonus compensation, if any.  If John Tulin dies during the employment term, his legal representatives are entitled to receive his base salary through the end of the following calendar year, plus accrued but unpaid bonus compensation, if any.

We are a party to an amended and restated employment agreement with Eric P. Luft, pursuant to which Mr. Luft serves as President of the Company.  Under the amended and restated agreement, Mr. Luft is entitled to receive a base salary of $154,000 (which may be increased in the discretion of the Board of Directors at any time and from time to time), and commission compensation equal to the greater of (i) $128,000 and (ii) .05% of certain of our domestic net sales, plus such other compensation, if any, as the Board of Directors shall determine.  The amended and restated agreement also provides that if at any time after a Change of Control (as described below in connection with his Termination Agreement), John Tulin shall no longer be the chief executive officer of the Company, then for a period of fifteen (15) days thereafter, Mr. Luft has the right to terminate his employment agreement and receive payment of accrued but unpaid base salary and accrued but unpaid commission compensation, if any, through the date this agreement shall terminate.  If Mr. Luft’s employment agreement is terminated without cause, and he complies with provisions of his employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive $282,000 plus an additional amount equal to a pro rata portion of $282,000 for the number of months from the preceding July 1 to the last day of the calendar month in which his employment terminates.  However, if his employment is terminated and he is entitled to receive amounts under his termination agreement with us (which is described below), Mr. Luft must choose to receive either (i) the amounts he may be entitled to under his employment agreement, or (ii) the amounts he may be entitled to under his termination agreement, but not both amounts.  If the amended and restated agreement is terminated because of the disability of Mr. Luft, he is entitled to receive an amount equal to his average base salary and commission compensation for the three-calendar year period prior to disability, plus accrued but unpaid salary, commission compensation and bonus compensation, if any.  If Mr. Luft dies during the employment term, his legal representatives are entitled to receive, in installments in accordance with the then applicable pay intervals for executive officers of the Company, an amount equal to his average base salary and commission compensation for the three-calendar year period prior to death, plus accrued but unpaid salary and bonus compensation, if any.

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

We are also parties to termination agreements with Messrs. John Tulin, Eric P. Luft and James E. Tulin, as well as certain of our other corporate officers (we call each of these, a “Termination Agreement”).  Each Termination Agreement has a stated termination date of October 31, 2011 (subject to earlier termination as provided therein), but contains an automatic annual one-year extension on each October 31 unless we give thirty (30) days written notice prior to the then current expiration date that there shall be no extension.  In the event of a Change of Control, as that term is defined in the Termination Agreement, followed by a significant change in the duties, powers or conditions of employment of any such officer, the officer may within 2 years thereafter terminate his employment and receive a lump sum payment equal to 2.99 times the officer's "base amount" (as defined in Section 280G (b)(3) of the Internal Revenue Code of 1986, as amended).  A “Change of Control” will be considered to have occurred if (i) there has occurred a change in control as the term "control" is defined in Rule 12b-2 promulgated under the Exchange Act as in effect on the date of the Termination Agreements; (ii) when any "person" (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), except for the Retirement Plan or any other any employee stock ownership plan or trust (or any of the trustees thereof) or other of our benefit plans, becomes a beneficial owner, directly or indirectly, of our securities representing twenty-five (25%) percent or more of our then outstanding securities having the right to vote on the election of directors; (iii) during any period of not more than two (2) consecutive years (not including any period prior to the execution of the Termination Agreements), individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with us to effect a transaction described in clauses (i), (ii), (iv), (v), (vi) or (vii)) whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were either directors at the beginning of the period or whose election or nomination for election was previously approved, cease for any reason to constitute at least seventy-five (75%) percent of the entire Board of Directors; (iv) when a majority of the directors elected at any annual or special meeting of stockholders (or by written consent in lieu of a meeting) are not individuals nominated by our incumbent Board of Directors; (v) if our stockholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in the holders of our voting securities outstanding immediately prior thereto being the holders of at least eighty (80%) percent of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; (vi) if our stockholders approve a plan of complete liquidation of the Company; or (vii) if our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets. However, no Change in Control shall be deemed to have occurred as a result of any event specified in clauses (i)-(v) if John Tulin shall remain as the chief executive officer of the Company following such event.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

             The following table sets forth information as of February 28, 2011 with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who we know to be the beneficial owner of more than 5% of the Common Stock, our only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The New Swank, Inc. Retirement Plan c/o Swank, Inc. 90 Park Avenue New York, NY 10016	2,081,685 (1) (2)	37.0%
John Tulin c/o Swank, Inc. 90 Park Avenue New York, NY 10016	1,827,969 (3) (4)	32.2%
Raymond Vise 8 El Paseo Irvine, CA 92715	1,227,219 (3)	21.8%
James E. Tulin c/o Swank, Inc. 8800 N. Gainey Center Drive Scottsdale, AZ 83258	348,539 (5)	6.2%

(1)    This amount includes 861,602 shares of Common Stock allocated to participants' accounts in the Retirement Plan, and as to which such participants may direct the trustees of the Retirement Plan as to voting on all matters.

(2)    This amount also includes 1,090,018 shares of Common Stock allocated to participants' accounts in the Retirement Plan as to which participants may direct the trustees as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion.  Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received.  This amount also includes 130,065 shares held in accounts under the Retirement Plan as to which participants may direct the trustees as to voting on all matters and may be disposed of in the discretion of the trustees.

(3)    John A. Tulin, our Chairman of the Board, Chief Executive Officer and a director, and Raymond Vise, a director of the Company, are co-trustees of the Retirement Plan. This amount includes 1,090,018 shares held in accounts as to which the trustees have sole voting power as to certain matters (see footnote 2 above)  and 130,065 shares held in accounts under the Retirement Plan which may be disposed of in the discretion of the trustees (see footnote 2 above).

(4)    This amount includes 1,060 shares owned by Mr. Tulin's wife and 99,500 shares held jointly by Mr. Tulin and his wife. This amount also includes 50,727 shares allocated to his accounts under the Retirement Plan, and 48,750 shares which Mr. Tulin has the right to acquire within 60 days of February 28, 2011 through the exercise of stock options granted under the 1998 Equity Incentive Compensation Plan (the “1998 Plan”).  The 1998 Plan expired by its terms, and no further options may be granted thereunder, although the 1998 Plan remains in effect as to previously granted stock options.

(5)    This amount also includes 55,227 shares allocated to Mr. Tulin’s accounts under the Retirement Plan, 142 shares held by him as custodian for his children and 37,500 shares which Mr. Tulin has the right to acquire within 60 days of February 28, 2011 through the exercise of stock options granted under the 1998 Plan.

Security Ownership of Management

The following table sets forth information at February 28, 2011 as to the ownership of shares of our Common Stock, our only outstanding class of equity securities, with respect to (a) each of our directors, (b) each Named Officer, and (c) all of our directors and executive officers as a group (9 persons).  Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
John J. Macht	5,000		*
John Tulin	1,827,969	(1)	32.2%
Raymond Vise	1,227,219	(2)	21.8%
Eric P. Luft	165,877	(3)	2.9%
James E. Tulin	348,539	(4)	6.2%
Michael M. Rubin	---		*
All directors and executive officers as a group (9 persons)	2,917,762	(5)	49.8%

            * Less than one (1%) percent.
___________________________________
(1)  Includes the shares referred to in footnotes 3 and 4 of the first table above under the caption “Ownership of Voting Securities”.

(2)  Includes the shares referred to in footnotes 3 and 4 of the first table above under the caption “Ownership of Voting Securities.”

(3)  Includes an aggregate of 49,377 shares of Common Stock allocated to Mr. Luft’s accounts under the Retirement Plan and 37,500 shares which Mr. Luft has the right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan.

(4)  Includes the shares referred to in footnote 5 of the first table above under the caption “Ownership of Voting Securities”.

(5)  Reference is made to footnotes (1) through (4) above. This amount also includes shares of Common Stock allocated to their respective accounts under the Retirement Plan and 236,250 shares which the Company’s directors and executive officers have a right to acquire within 60 days through the exercise of stock options granted under the 1998 Plan.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010 concerning our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	375,000	$ 5.21	956,284

Equity compensation plans not approved by security holders	--	--	--

Total	375,000	$ 5.21	956,284

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During 2010 and 2009, we employed Christine Myerson (who is the daughter of John Tulin, our Chairman of the Board and Chief Executive Officer) as Vice President -- men's jewelry. Ms. Myerson is responsible for the development of merchandise design and packaging concepts for our various licensed and private label men's jewelry collections. Aggregate compensation earned by Ms. Myerson for services rendered to us during 2010 and 2009 amounted to $280,829 and $256,377, respectively.

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

Audit Fees

Aggregate audit fees billed and expected to be billed by BDO USA, LLP ("BDO") for its audit of our financial statements for the years ended December 31, 2010 and December 31, 2009, for its review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2010 and 2009, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal 2010 and 2009, were $236,500 and $244,900, respectively.

Audit-Related Fees

Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption "Audit Fees" for fiscal 2010 and 2009 totaled $10,000 and $26,600, respectively.

Tax Fees

No income tax compliance or related fees were billed by BDO for either fiscal 2010 or 2009.

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

The following financial statements of the Company are included in Item 8:

Balance Sheets -- As of December 31, 2010 and 2009.

Statements of Income -- Years ended December 31, 2010 and 2009.

Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) -- Years ended December 31, 2010 and 2009.

Statements of Cash Flows -- Years ended December 31, 2010 and 2009.

Notes to Financial Statements.

	2.	Financial Statement Schedules filed as part of this Report:

The following financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 15(c) of this Annual Report.

Financial Statement Schedule for the years ended December 31, 2010 and 2009.

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

4.01
Rights Agreement, dated as of November 11, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 1 to the Company's Registration Statement on Form 8-A dated November 12, 1999, File No. 1-5354, is incorporated herein by reference.)

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

10.08	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 2011.*
10.09
Letter Agreement effective August 1, 1996 between the Company and John J. Macht.  (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.10
Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11
Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.12
Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13
Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

10.14
Incentive Stock Option Contract dated February 28, 2008 between the Company and John Tulin (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.15
Incentive Stock Option Contract dated February 28, 2008 between the Company and Eric P. Luft (Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.16
Incentive Stock Option Contract dated February 28, 2008 between the Company and Melvin Goldfeder (Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.17
Stockholders Agreement dated March 1, 2006 among the Company, John Tulin and James Tulin (Exhibit A to Amendment No. 15 to Schedule 13D dated March 6, 2006 of The New Swank, Inc. Retirement Plan, John Tulin and Raymond Vise is incorporated herein by reference).

10.18	Swank, Inc. 2008 Stock Incentive Plan. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-5354, is incorporated herein by reference.).+
10.18.01
Stock Award Agreement dated March 11, 2009 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2009, File No. 1-5354, is incorporated herein by reference.)+

10.18.02
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

Date: March 31, 2011	SWANK, INC. (Registrant)
By: /s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Tulin
John A. Tulin	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 31, 2011

/s/ Jerold R. Kassner
Jerold R. Kassner	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)	March 31, 2011

/s/ Eric P. Luft
Eric P. Luft	President and Director	March 31, 2011

/s/ John J. Macht
John J. Macht	Director	March 31, 2011

/s/ Michael M. Rubin
Michael M. Rubin	Director	March 31, 2011

/s/ James E. Tulin
James E. Tulin	Senior Vice President and Director	March 31, 2011

/s/ Raymond Vise
Raymond Vise	Director	March 31, 2011

Swank, Inc.

Schedule II -- Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
	Balance at	Additions				Balance
	Beginning	Charged				at End
	of Period	to Expense		Deductions		of Period

For the year ended December 31, 2010
Reserve for Receivables
Allowance for doubtful accounts	$650,000	$210,000	(G)	$110,000	(A) (I)	$750,000
Allowance for cash discounts	20,000	81,000	(H)	76,000	(B)	25,000
Allowance for customer returns	1,948,000	3,712,000	(F)	2,730,000	(C)	2,930,000
Allowance for cooperative advertising	444,000	1,349,000	(H)	1,423,000	(D)	370,000
Allowance for in-store markdowns	3,075,000	9,372,000	(H)	8,724,000	(E)	3,723,000
Total	$6,137,000	$14,724,000		$13,063,000		$7,798,000

For the year ended December 31, 2009
Reserve for Receivables
Allowance for doubtful accounts	$675,000	$155,000	(G)	$180,000	(A) (I)	$650,000
Allowance for cash discounts	23,000	87,000	(H)	90,000	(B)	20,000
Allowance for customer returns	1,735,000	3,591,000	(F)	3,378,000	(C)	1,948,000
Allowance for cooperative advertising	428,000	998,000	(H)	982,000	(D)	444,000
Allowance for in-store markdowns	2,558,000	7,988,000	(H)	7,471,000	(E)	3,075,000
Total	$5,419,000	$12,819,000		$12,101,000		$6,137,000

(A)	Bad debts charged off as uncollectable, net of reserves.
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Recorded in selling and administrative.
(H)	Recorded against net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Recorded in restructuring expenses
(K)	Payments made to beneficiaries

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2010

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
4.01
Rights Agreement, dated as of November 11, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 1 to the Company's Registration Statement on Form 8-A dated November 12, 1999, File No. 1-5354, is incorporated herein by reference.)

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

10.08	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 2011.*
10.09
Letter Agreement effective August 1, 1996 between the Company and John J. Macht.  (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.10
Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11
Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.12
Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13
Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

10.14
Incentive Stock Option Contract dated February 28, 2008 between the Company and John Tulin (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.15
Incentive Stock Option Contract dated February 28, 2008 between the Company and Eric P. Luft (Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.16
Incentive Stock Option Contract dated February 28, 2008 between the Company and Melvin Goldfeder (Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.17
Stockholders Agreement dated March 1, 2006 among the Company, John Tulin and James Tulin (Exhibit A to Amendment No. 15 to Schedule 13D dated March 6, 2006 of The New Swank, Inc. Retirement Plan, John Tulin and Raymond Vise is incorporated herein by reference).

10.18	Swank, Inc. 2008 Stock Incentive Plan. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-5354, is incorporated herein by reference.).+
10.18.01
Stock Award Agreement dated March 11, 2009 between the Company and John Tulin (Exhibit 10.1 to the Company's Current Report on Form 8-Kdated March 13, 2009, File No. 1-5354, is incorporated herein by reference.)+

10.18.02
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