Form 10-K/A
period 2010-12-31
Swank, Inc.
filed 2011-05-13
CIK 95779

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
Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:☒ No: ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Item 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANTORY NOTE

Swank, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original Form 10-K”).  This Form 10-K/A is being filed solely to (i) amend and restate in its entirety the Exhibit Index of the Original Form 10-K and (ii) to re-file Exhibit 4.02.01, the Loan and Security Agreement, dated as of June 30, 2004, between the Company and Wells Fargo Foothill, Inc., in each case in response to comments the Company received from the SEC on a confidential treatment request the Company made for certain portions of such exhibit.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that this Form 10-K/A include as exhibits the certifications required of the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.  The Company is not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any disclosures affected by subsequent events.  Except as noted above, this Form 10-K/A continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2011	SWANK, INC. (Registrant)

	By:	/s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit	Description

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

4.02.01	Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc.* #

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

10.08	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 2011.* *

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
_________________________________________________
*Filed herewith.
**Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-5354, filed on March 31, 2011.
+Management contract or compensatory plan or arrangement.
#Portions of this exhibit have been omitted pursuant to a request for confidential treatment.