Form 10-Q
period 2011-03-31
Swank, Inc.
filed 2011-05-13
CIK 95779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q
-----------------------
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ___                                                                Accelerated filer ___

Non-accelerated filer   ___                                                                Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2011
Common Stock, $.10 par value	5,614,616

SWANK, INC.

Part I.  Financial Information

Item 1.  Financial Statements

SWANK, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands except share and per share data)

	March 31, 2011		December 31, 2010
		(Unaudited)
ASSETS
Current:
Cash and cash equivalents		$ 339		$ 3,235
Accounts receivable, less allowances
of $6,000 and $7,798, respectively		16,958		20,214
Inventories, net:
Work in process	808		773
Finished goods	23,848		21,848
		24,656		22,621
Deferred taxes, current		2,713		2,713
Prepaid expenses and other current assets		1,589		1,150

Total current assets		46,255		49,933

Property, plant and equipment, net of
accumulated depreciation		1,066		1,132
Deferred taxes, noncurrent		2,118		2,118
Other assets		2,855		2,905

Total assets		$ 52,294		$ 56,088

LIABILITIES
Current:
Note payable to bank		$ 4,830		$ 5,287
Current portion of long-term obligations		703		711
Accounts payable		3,175		4,151
Accrued employee compensation		711		1,748
Accrued royalties		963		1,583
Income taxes payable		114		761
Other current liabilities		1,344		1,572

Total current liabilities		11,840		15,813

Long-term obligations		6,683		6,584

Total liabilities		18,523		22,397

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00:
Authorized - 300,000 shares		-		-
Common stock, par value $.10:
Authorized - 43,000,000 shares
Issued -- 6,429,095 shares		642		642
Capital in excess of par value		2,669		2,605
Retained earnings		33,462		33,430
Accumulated other comprehensive (loss), net of tax		(696)		(696)
Treasury stock, at cost, 805,607 and 800,350 shares, respectively		(2,306)		(2,290)

Total stockholders' equity		33,771		33,691

Total liabilities and stockholders' equity		$ 52,294		$ 56,088

The accompanying notes are an integral part of the condensed financial statements

SWANK, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands except share and per share data)
---------------------------------

	2011	2010

Net sales	$ 26,084	$ 25,655

Cost of goods sold	17,855	17,390

Costs associated with termination of Style 365 agreement	-	1,492

Total cost of sales	17,855	18,882

Gross profit	8,229	6,773

Selling and administrative expenses	8,153	8,350

Income (loss) from operations	76	(1,577)

Interest expense	42	62

Income (loss) from operations before income taxes	34	(1,639)

Provision (benefit) for income taxes	2	(1,182)

Net income (loss)	$ 32	$ (457)

Share and per share information:
Basic net income (loss) per weighted average common share outstanding	$ .01	$ (.08)
Basic weighted average common shares outstanding	5,623,511	5,669,735
Diluted net income (loss) per weighted average common share outstanding	$ .01	$ (.08)
Diluted weighted average common shares outstanding	5,623,511	5,669,735

The accompanying notes are an integral part of the condensed financial statements.

 SWANK, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREEMONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
--------------

	2011	2010
Cash flows from operating activities:

Net income (loss)	$ 32	$ (457)
Adjustments to reconcile net income (loss) to net cash (used in) operations:
Depreciation and amortization	94	101
(Recoveries) provision for bad debts	(126)	98
Stock-based compensation expense	63	63

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,382	(2,098)
(Increase) decrease in inventories	(2,036)	1,732
(Increase) in prepaid and other assets	(374)	(1,503)
(Decrease) in accounts payable	(976)	(4,356)
(Decrease) in accrued royalties	(621)	(321)
(Decrease) in all other current liabilities	(1,918)	(1,556)
Increase in long-term obligations	99	114
Net cash (used in) operations	(2,381)	(8,183)

Cash flows from investing activities:
Capital expenditures	(21)	(115)
Premiums on life insurance	(20)	(20)
Net cash (used in) investing activities	(41)	(135)

Cash flows from financing activities:
Borrowing under revolving credit agreements	11,316	20,798
Payments of revolving credit obligations	(11,774)	(12,908)
Treasury stock repurchased	(16)	-
Net cash (used in) provided by financing activities	(474)	7,890

Net (decrease) in cash and cash equivalents	(2,896)	(428)

Cash and cash equivalents at beginning of period	3,235	571

Cash and cash equivalents at end of period	$ 339	$ 143

Cash paid during the three months for:
Interest	$ 42	$ 62
Taxes	$ 958	$ 846

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$ -	$ 30

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.
Notes to Condensed Financial Statements (Unaudited)

(1)
Basis of Presentation.  The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2011 and 2010. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles.  Footnote information was included in the financial statements included in the Company’s 2010 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report.  The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011 or any other period.

(2)
Net income (loss) per Share.  The following table sets forth the computation of the net income (loss) per share for the periods ended March 31, 2011 and 2010 (in thousands, except for share and per share data):

	Quarter
	Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$ 32	$ (457)
Denominator:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,623,511	5,669,735
Effect of dilutive options	-	-
Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,623,511	5,669,735

Basic and fully diluted net income (loss) per weighted average common share outstanding	$ .01	$ (.08)

As of March 31, 2011 and 2010, options to purchase 375,000 shares and 376,667 shares, respectively, were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

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

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives.  Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share.  The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant.  The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to ASC 718-10 (formerly SFAS 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation.” The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. ASC 718-10 requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The

Company has recognized no such tax benefits to date.  The 1998 Plan expired by its terms in 2008, and no further awards may be granted. All options under the 1998 Plan have either been exercised or expired by their respective terms.

There were no stock options exercised and the Company did not recognize any related tax benefits during the three months ended March 31, 2011 or 2010.  During each of the three months ended March 31, 2011 and 2010, we recognized $63,000 in compensation expense related to the 2008 grant. As of March 31, 2011 and 2010, there was $232,000 and $486,000, respectively, in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the remaining vesting period of the grant.

Option activity under the stock-based compensation plans during the three months ended March 31, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2010	375,000	$ 5.21	2.16	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/ Expired	-	-	-	-
Outstanding at March 31, 2011	375,000	$ 5.21	1.92	$ -

Vested and Exercisable at March 31, 2011	281,250	$ 5.21	1.92	$ -

*  The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on March 31, 2011 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares issued under the 1998 Plan.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace the 1998 Plan that had expired by its terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards.  During the three months ended March 31, 2010 we granted an aggregate stock award of 10,306 shares (net of shares withheld in connection with income tax and other withholdings), respectively, to certain key employees in lieu of cash bonuses earned during fiscal 2009. We recorded compensation expense of $50,000 representing the grant-date fair value of the award in our fourth quarter 2009 statement of income. The grant-date fair value of the award was determined using the closing price of our common stock as quoted on yahoo.com as of the date of grant.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at March 31, 2011 and 2010. Included on the balance sheet in prepaid expenses and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at March 31, 2011 and 2010.

(7)
Recent Accounting Pronouncements.  In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in the first quarter of 2010 and the disclosures related to Level 3 fair value measurements are effective for us in the first quarter of 2011. This new accounting update did not have a material impact on our financial condition, results of operations or cash flows.

(8)
Termination of Style 365 Agreement.  During 2009, the Company announced that it had entered into a strategic alliance with Style 365 LLC (“Style 365”), a marketer of women’s fashion belts and accessories.  During the quarter ended March 31, 2010, the Company decided to terminate that relationship. As a result, the Company recorded a pretax charge of $1,492,000 during that quarter in connection with certain inventory commitments made prior to the termination of its relationship with Style 365. This charge reflected management’s estimate of the costs associated with the disposition of this inventory. The Company is licensed to manufacture, distribute and sell women’s fashion accessories under certain of its license agreements, and continues to manufacture and sell women’s fashion accessories directly to certain of its licensors.

(9)
Subsequent Events   The Company has evaluated all subsequent events through May 13, 2011, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2011, and events which occurred subsequent to March 31, 2011 but were not recognized in the financial statements. As of May 13, 2011, there were no subsequent events which required recognition or disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

       We are currently engaged in the importation, sale and distribution of men's belts, leather accessories, suspenders, and men's jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate three factory outlet stores that distribute excess and out of line merchandise as well as certain other accessories.

       Our net sales during the quarter ended March 31, 2011 increased 1.7% to $26,084,000 compared to $25,655,000 for the corresponding period in 2010.  The increase was mainly due to higher net sales of our small leather goods merchandise, offset in part by decreases in men’s jewelry and belts.  Gross profit during the quarter of $8,229,000 increased by $1,456,000 or 21.5% compared to last year’s gross profit of $6,773,000.  Gross profit expressed as a percentage of net sales increased to 31.5% from 26.4% last year. As discussed in Note 8 to the financial statements above, gross profit for the quarter ended March 31, 2010 reflects a pretax charge of $1,492,000 associated with the termination of the Company’s relationship with Style 365.

Selling and administrative expenses during the quarter decreased $197,000 or 2.4% to $8,153,000 or 31.3% of net sales at March 31, 2011 from $8,350,000 or 32.5% of net sales at March 31, 2010.  The decrease was due mainly to decreases in trade show costs, severance, travel costs, in-store sales support, sales-related advertising, freight and bad debts, as well as the elimination of costs associated with the Company’s former Style 365 women’s accessories division which was discontinued during the quarter ended March 31, 2010.  These decreases were partially offset by increases in a certain variable warehouse and distribution costs including sales compensation, as well as increases in outside labor, property taxes and utilities.

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

Allowance for Doubtful Accounts

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers.  The allowance for customer returns results from the reversal of sales for estimated returns and associated costs.  Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers.  Allowances for accounts receivable are generally at their seasonal highs on December 31.  Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The (recoveries) provisions for bad debts during the three months ended March 31, 2011 and 2010 were $(126,000) and $98,000, respectively.

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

Net Sales

      Our net sales during the quarter ended March 31, 2011 increased $429,000 or 1.7% to $26,084,000 compared to $25,655,000 for the corresponding period in 2010.  The increase was mainly due to higher net sales of our small leather goods, offset in part by decreases in our men’s jewelry and belt merchandise.

       Net sales to international customers (including certain military accounts) increased $43,000 or 1.8% during the quarter due mostly to higher shipments of certain branded small leather goods merchandise collections to licensor retail stores and other licensor-affiliates partially offset by decreases in jewelry and belt merchandise.

Gross profit

Gross profit during the quarter of $8,229,000 increased by $1,456,000 or 21.5% compared to last year’s $6,773,000. As discussed above, gross profit for the quarter ended March 31, 2010 reflects a pretax charge of $1,492,000 associated with the termination of the Company’s relationship with Style 365 (see Note 8 to the financial statements).   Gross profit expressed as a percentage of net sales increased to 31.5% from 26.4% last year. Exclusive of the  Style 365 charge, gross profit as a percentage of net sales for the quarter ended March 31, 2010 would have been 5.8 percentage points higher.  The increase in gross profit as a percentage of net sales this year was due mainly to the Style 365 charge recorded last year offset in part by a reduction in merchandise markup resulting in part from a less favorable sales mix relative to last year and by higher royalty expense.

Selling and Administrative Expenses

      Selling and administrative expenses during the quarter decreased $197,000 or 2.4% to $8,153,000 or 31.3% of net sales at March 31, 2011 from $8,350,000 or 32.5% of net sales at March 31, 2010.

        Selling expenses during the current quarter decreased $126,000 or 2.0% to $6,250,000 compared to $6,376,000 for the quarter ended March 31, 2010, and, expressed as a percentage of net sales, were 24.0% this year compared to 24.9% last year.  The decrease was due mainly to decreases in trade show costs, severance, travel costs, in-store sales support, sales-related advertising and freight, as well as the elimination of costs associated with the Company’s former Style 365 women’s accessories division. As further described in Note 8 to the financial statements, the Company terminated its relationship with Style 365 during the quarter.  All of these expenses were partially offset by increases in a number of variable warehouse and distribution costs, and sales compensation, as well as increases in outside labor, property taxes and utilities.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance both our licensed and private label businesses. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $964,000 or 3.7% of net sales for the quarter ended March 31, 2011, compared to $1,119,000 or 4.4% percent of net sales for the same quarter in fiscal 2010.

      Administrative expenses decreased $71,000 or 3.6% during the quarter ended March 31, 2011 to $1,903,000 compared to $1,974,000 last year.  Administrative expenses as a percentage of net sales were 7.3% and 7.7% for the quarters ended March 31, 2011 and 2010, respectively.  A decrease in bad debt expense was partially offset by increases in compensation expense.

Interest Expense

      Interest expense decreased by $20,000 or 32.3% during the quarter ended March 31, 2011 compared to the corresponding period last year. The decrease was due to a reduction in average borrowings. Average borrowings under our revolving credit agreement during the quarter fell $2,501,000 or 60.9% compared to the same period last year.  The decrease was due to a significant increase in cash collections relative to the same time last year offset in part by an increase in inventory investment during the quarter.

Income Taxes

     We recorded an income tax provision for the quarter ended March 31, 2011 of $2,000 reflecting an effective tax rate of 5.3%. State tax refunds of $12,000 recorded during the quarter reduced the effective tax rate by 34.1 percentage points. We recorded an income tax benefit for the quarter ended March 31, 2010 of $1,182,000.  Included in this amount is a benefit of $538,000 associated with a state income tax refund in connection with the reallocation of certain net operating loss carryforwards generated in prior years to years during which the Company had taxable income resulting from a state tax audit.   As of March 31, 2011, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our 2010 Form 10-K.  We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

      Our working capital increased $295,000 during the quarter ended March 31, 2011 compared to a decrease of $250,000 for the quarter ended March 31, 2010.  The increase during the three-month period was mainly due to decreases in accounts payable and other current liabilities offset in part by decreases in cash and net accounts receivable and increases in net inventories and other current assets. Our working capital decreased $250,000 during the quarter ended March 31, 2010 mainly due to a decrease in net inventory investment and an increase in borrowings, mostly offset by increases in net accounts receivable and decreases in accounts payable, accrued employee compensation, and other current liabilities.

Cash used in operations during the quarter ended March 31, 2011 was $2,381,000 compared to cash used of $8,183,000 for the quarter ended March 31, 2010.  Cash used in operations during the current quarter primarily reflects decreases in all current liabilities, inventory, current assets and a decrease in net accounts receivable.   Cash used in operations during the first quarter last year primarily reflects increases in accounts receivable, other current assets and other noncurrent liabilities, and decreases in inventory, accounts payable, accrued royalties, and other current liabilities. The decrease in accounts receivable during the quarter was principally due to heavy shipments during 2010’s fourth quarter which were collected during the three-month period ended March 31, 2011.  Net sales for the fourth quarter of 2010 were 26.2% higher than during the corresponding period in 2009. The decrease in accounts payable during last year’s first quarter was mainly due to payments associated with inventory received in late 2009 and early 2010. Inventory receipts were somewhat higher than usual during that period in anticipation of certain new merchandise collections expected to be shipped during the spring 2010 season.

      Cash used in investing activities was $41,000 and $135,000 for the quarters ended March 31, 2011 and March 31, 2010, respectively.  Cash used in investing activities during both years reflects capital expenditures and premiums on certain life insurance contracts owned by us.

      Cash used in financing activities for the quarter ended March 31, 2011 was $474,000 compared to cash provided by financing activities of $7,890,000 during the quarter ended March 31, 2010. Cash used in or provided by financing activities in both years consists of net borrowings under our revolving credit agreement. The increase in borrowings during last year’s first quarter reflects the increase in inventory payments made during that period associated with merchandise received during the fourth quarter of 2009 and first quarter of 2010.

      In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At March 31, 2011 and 2010, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination.  Please see the information set forth in Item 11 of our 2010 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

Item 4.   Controls and Procedures

      At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended March 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2011 – January 31, 2011	5,257	$3.08	--	--
February 1, 2011 - February 28, 2011	--	--	--	--
March 1, 2011 - March 31, 2011	--	--	---	---
Total	5,257	$3.08	--	--
         ______________________
(1) These shares of Common Stock were repurchased by us from former employees pursuant to terms of The New Swank, Inc. Retirement Plan required under the Internal Revenue Code of 1986, as amended.

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

Date: May 13, 2011	SWANK, INC. Registrant s/s Jerold R. Kassner________
Jerold R. Kassner, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.           Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.