Form 10-Q
period 2011-06-30
Swank, Inc.
filed 2011-08-12
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on July 31, 2011
Common Stock, $.10 par value	5,614,616

SWANK, INC.

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	June 30, 2011		December 31, 2010
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents		$370		$3,235
Accounts receivable, less allowances of $5,531 and $7,798, respectively		15,893		20,214
Inventories, net:
Work in process	1,032		773
Finished goods	27,189		21,848

		28,221		22,621
Deferred taxes, current		2,713		2,713
Prepaid expenses and other current assets		1,316		1,150

Total current assets		48,513		49,933
Property, plant and equipment, net of accumulated depreciation		1,037		1,132
Deferred taxes, noncurrent		2,118		2,118
Other assets		2,799		2,905

Total assets		$54,467		$56,088

LIABILITIES
Current:
Note payable to bank		$171		$5,287
Current portion of long-term obligations		703		711
Accounts payable		7,616		4,151
Accrued employee compensation		914		1,748
Accrued royalties		1,033		1,583
Income taxes payable		763		761
Other current liabilities		1,230		1,572

Total current liabilities		12,430		15,813
Long-term obligations		6,782		6,584

Total liabilities		19,212		22,397

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00:
Authorized — 1,000,000 shares		—		—
Common stock, par value $.10:
Authorized — 43,000,000 shares
Issued — 6,429,095 shares		642		642
Capital in excess of par value		2,732		2,605
Retained earnings		34,911		33,430
Accumulated other comprehensive (loss), net of tax		(696)		(696)
Treasury stock, at cost, 814,479 and 800,350 shares, respectively		(2,334)		(2,290)

Total stockholders’ equity		35,255		33,691

Total liabilities and stockholders’ equity		$54,467		$56,088

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands except share and per share data)

	2011	2010
Net sales	$32,162	$29,420
Cost of goods sold	21,187	20,784

Gross profit	10,975	8,636
Selling and administrative expenses	8,534	8,460

Income from operations	2,441	176
Interest expense	61	107

Income before income taxes	2,380	69
Income tax provision	931	130

Net income (loss)	$1,449	$(61)

Share and per share information:
Basic and diluted net income (loss) per weighted average common share outstanding	$.26	$(.01)
Basic and diluted weighted average common shares outstanding	5,614,709	5,675,363

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands except share and per share data)

	2011	2010
Net sales	$58,246	$55,075
Cost of goods sold	39,042	38,174
Costs associated with Style 365 termination	—	1,492

Total cost of sales	39,042	39,666
Gross profit	19,204	15,409
Selling and administrative expenses	16,687	16,810

Income (loss) from operations	2,517	(1,401)
Interest expense	103	169

Income (loss) before income taxes	2,414	(1,570)
Income tax provision (benefit)	933	(1,052)

Net income (loss)	$1,481	$(518)

Share and per share information:
Basic and diluted net income (loss) per weighted average common share outstanding	$.26	$(.09)
Basic and diluted weighted average common shares outstanding	5,619,110	5,672,549

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,481	$(518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	185	176
Bad debt (recoveries) expense	(73)	185
Stock-based compensation expense	127	127
Changes in assets and liabilities
Decrease (increase) in accounts receivable	4,394	(3,120)
(Increase) decrease in inventory	(5,600)	1,603
(Increase) in prepaid and other assets	(40)	(610)
Increase (decrease) in accounts payable	3,465	(4,287)
(Decrease) in accrued royalties	(550)	(65)
(Decrease) in all other current liabilities	(1,182)	(1,343)
Increase in long-term obligations	198	220

Net cash provided by (used in) operating activities	2,405	(7,632)

Cash flows from investing activities:
Capital expenditures	(75)	(402)
Premiums on life insurance	(35)	(36)

Net cash (used in) investing activities	(110)	(438)

Cash flows from financing activities:
Borrowing under revolving credit agreement	28,530	40,377
Payments of revolving credit agreement	(33,646)	(32,063)
Treasury stock repurchased	(44)	(9)

Net cash (used in) provided by financing activities	(5,160)	8,305

Net (decrease) increase in cash and cash equivalents	(2,865)	235
Cash and cash equivalents at beginning of period	3,235	571

Cash and cash equivalents at end of period	$370	$806

Cash paid during the six months for:
Interest	$103	$169
Income taxes	$1,076	$915
Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$—	$30

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)	Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended June 30, 2011 and 2010. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2010 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011 or any other period.

(2)	Net Income (Loss) per Share. The following table sets forth the computation of the net income (loss) per share for the periods ended June 30, 2011 and 2010 (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,449	$(61)	$1,481	$(518)
Denominators:
Shares used in computing basic net income (loss) per weighted average common share outstanding	5,614,709	5,675,363	5,619,110	5,672,549
Effect of dilutive securities	—	—	—	—

Shares used in computing net income (loss) per weighted average common share outstanding assuming dilution	5,614,709	5,675,363	5,619,110	5,672,549

Basic and fully diluted net income (loss) per weighted average common share outstanding	$.26	$(.01)	$.26	$(.09)

As of June 30, 2011 and 2010, options to purchase 375,000 shares and 376,667 shares, respectively, were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

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

There were no stock options exercised and the Company did not recognize any related tax benefits during the six months ended June 30, 2011 or 2010. During each of the six months ended June 30, 2011 and 2010, we recognized $127,000 in compensation expense related to the 2008 grant. As of June 30, 2011 and 2010, there was $169,000 and $422,000, respectively, in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the remaining vesting period of the grant.

Option activity under the stock-based compensation plans during the six months ended June 30, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2010	375,000	$5.21	2.16	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/ Expired	—	—	—	—

Outstanding at June 30, 2011	375,000	$5.21	1.67	$—

Vested and Exercisable at June 30, 2011	281,250	$5.21	1.67	$—

*	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on June 30, 2011 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares issued under the 1998 Plan.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace the 1998 Plan that had expired by its terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. During the six months ended June 30, 2010, we granted aggregate stock awards of 10,306 shares (net of shares withheld in connection with income tax and other withholdings) to a certain key employee in lieu of cash bonus earned during fiscal 2009. We recorded the related compensation charge of $50,000 during the fourth quarter of 2009.

(5)	Income Taxes. We adopted the provisions of ASC 740-10 (formerly FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of ASC 740 (formerly FASB Statement No. 109)” (“ASC 740-10”), on January 1, 2007. We performed a comprehensive review of our tax positions in accordance with recognition standards established by ASC 740-10. In this regard, an uncertain tax position represents our treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of our review, we do not believe that we have any “uncertain tax positions” in our federal income tax return or in any state income tax returns. With few exceptions, we are no longer subject to federal income tax examinations for years prior to 2003.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at June 30, 2011 and 2010. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at June 30, 2011 and 2010.

(7)	Recent Accounting Pronouncements. In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were effective for us in the first quarter of 2010 and the disclosures related to Level 3 fair value measurements were effective for us in the first quarter of 2011. This new accounting update did not have a material impact on our financial condition, results of operations or cash flows.

(8)	Termination of Style 365 Agreement. During 2009, the Company announced that it had entered into a strategic alliance with Style 365 LLC (“Style 365”), a marketer of women’s fashion belts and accessories. During the six months ended June 30, 2010, the Company decided to terminate that relationship. As a result, the Company recorded a pretax charge of $1,492,000 during the first quarter of 2010 in connection with certain inventory commitments made prior to the termination of its relationship with Style 365. The Company is licensed to manufacture, distribute and sell women’s fashion accessories under certain of its license agreements, and continues to manufacture and sell women’s fashion accessories directly to certain of its licensors.

(9)	Subsequent Events. The Company has evaluated all subsequent events through August 12, 2011, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2011, and events which occurred subsequent to June 30, 2011 but were not recognized in the financial statements. As of August 12, 2011, there were no subsequent events which required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently engaged in the importation, sale and distribution of men’s and women’s belts and men’s leather accessories, suspenders, and jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate three factory outlet stores that distribute excess and out of line merchandise as well as certain other accessories.

Our net sales during the quarter ended June 30, 2011 increased 9.3% to $32,162,000 compared to $29,420,000 for the corresponding period in 2010, and for the six-month period increased 5.8% to $58,246,000 compared to $55,075,000 for the corresponding period in 2010. The increase during the quarter was primarily due to higher shipments of our men’s jewelry and personal leather goods merchandise, offset in part by a decrease in men’s belts. For the year to date period, the increase was primarily attributable to an increase in personal leather goods shipments, offset partially by a decrease in belts. A more favorable returns adjustment also had a favorable effect on net sales in both periods relative to the corresponding periods last year. Gross profit for the quarter and six-month periods increased 27.1% and 24.6%, respectively, in both cases compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter improved to 34.1% from 29.4% and, for the six-month period, rose to 33.0% from 28.0%, in each case as compared to the previous year.

The improvement in gross profit as a percentage of net sales during both periods was mainly due to a reduction in product costs resulting from a better sales mix as well as a more favorable returns adjustment relative to last year. In addition, gross profit for the six-month period last year was adversely affected by an expense included in cost of sales of

$1,492,000 recorded during the first quarter of 2010 which was associated with the termination of our relationship with Style 365 (see Note 8 above). Selling and administrative expenses for the quarter ended June 30, 2011 increased $74,000, or less than 1% but, for the six-month period, declined $123,000, or less than 1% compared to the respective periods last year. The increase during the quarter was mainly due to distribution, freight, and trade show expenses, offset in part by a decrease in professional fees. The decrease during the six-month period was due to a reduction in professional fees and selling expenses associated with our former Style 365 division.

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

Allowance for Doubtful Accounts

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts during the quarters and six-month periods ended June 30, 2011 and 2010 were $53,000 and $87,000, respectively, and ($73,000) and $185,000, respectively.

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

Net Sales

Net sales for the quarter ended June 30, 2011 increased 9.3% to $32,162,000 compared to $29,420,000 last year, and for the six-month period increased 5.8% to $58,246,000 compared to $55,075,000 for the corresponding period in 2010. The increase during the quarter was primarily due to higher shipments of our men’s jewelry and personal leather goods merchandise, offset in part by a decrease in men’s belts. For the year to date period, the increase was due to higher personal leather goods shipments, offset partially by a decrease in belts. A more favorable returns adjustment (see below) also had a favorable effect on net sales in both periods relative to the corresponding periods last year.

The increase in jewelry net sales during the quarter was principally associated with higher shipments of certain licensed merchandise to our department and chain store accounts. Net sales of our personal leather goods collections increased due to higher shipments of licensed and private label goods to department stores as well as increases in our Tumi business. Export net sales of our personal leather goods declined mainly because of a shift in the timing of certain orders received from a licensor-affiliate. Increased belt shipments of our various licensed and private label merchandise to other customers during the quarter largely offset the loss of last year’s club store sales during the quarter.

Personal leather goods net sales rose during the six-months ended June 30, 2011 due to increases in certain licensed collections shipped to department store customers, as well as higher shipments to a number of other retailers including off-price and chain store accounts. Belt net sales declined during the six-month period due to decreases in our club store, off-price and luxury businesses. We made substantial shipments to a major wholesale club account during last year’s second quarter which were offset in part this year by shipments to our department and chain store customers.

Net sales to international customers (including certain military accounts) increased $259,000 or 10.2% and $366,000 or 7.5% during the quarter and six-months ended June 30, 2011, respectively, compared to the same periods last year. The increase during both periods was due to higher belt net sales to certain licensor affiliates.

Included in net sales for the quarter and six months ended June 30, 2011 and 2010, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $2,223,000 for the three-month and six-month periods ended June 30, 2011, compared to an increase of $782,000 for the comparable periods in 2010. The favorable adjustments result from actual returns experience during both the spring 2011 and spring 2010 seasons being better than anticipated compared to the reserves established at December 31, 2010 and December 31, 2009. These reserves are in consideration of shipments made during the preceding holiday selling seasons. The reserve established at December 31, 2010 was substantially larger than in previous years due to relatively heavy shipments of more volatile seasonal merchandise collections. During our fall 2010 season, we made significant shipments to certain wholesale club accounts and shipped an unusually large holiday gift program to a major customer which is customarily subject to season-end stock adjustments. Returns experience overall during the spring 2011 season was much better than expected leading to a larger returns adjustment relative to the prior year.

Gross profit

Gross profit for the quarter ended June 30, 2011 increased $2,339,000 or 27.1% and, for the six-month period, increased $3,795,000 or 24.6%, compared to the corresponding prior year periods. Gross profit expressed as a percentage of net sales for the quarter was 34.1% compared to 29.4% last year and, for the six-month period was 33.0% compared to 28.0% for the prior year.

The improvement in gross profit as a percentage of net sales during both periods was mainly due to a reduction in product costs resulting from a better sales mix, a decrease in inventory control costs (including inventory shortages and markdowns), and a more favorable returns adjustment relative to last year. In addition, gross profit for the six-month period last year was adversely affected by an expense included in cost of sales of $1,492,000 recorded during the first quarter of 2010 which was associated with the termination of our relationship with Style 365 (see Note 8 above).

Included in gross profit for the quarter and six months ended June 30, 2011 and 2010, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $ 1,203,000 and $547,000 for the quarter and six-month periods ended June 30, 2011 and June 30, 2010, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2011 and spring 2010 seasons due mainly to better retail performance than was assumed in the development of the reserves. The reserve at December 31, 2010 reflected a significant increase in our more volatile seasonal businesses during the fall 2010 season, including shipments to certain wholesale club stores, coupled with an unusually large holiday gift program. These programs are routinely associated with end of season stock adjustments which can be substantial depending on retail performance during the holiday selling period.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended June 30, 2011 increased $74,000, or less than 1% but, for the six-month period, declined $123,000, or less than 1%, in each case compared to the respective periods last year. Selling and administrative expenses expressed as a percentage of net sales were 26.5% and 28.8% for the quarters ended June 30, 2011 and 2010 respectively, and 28.6% and 30.5% for the six months ended June 30, 2011 and 2010, respectively.

Selling expenses for the quarter increased $140,000 or 2.2% compared to last year and, as a percentage of net sales, decreased to 20.3% from 21.7%. For the six-month period ended June 30, 2011, selling expenses increased $14,000 or less than 1% and as a percentage of net sales decreased to 21.9% compared to 23.2% for the same period last year. The increases in both periods were due to higher warehouse and distribution costs as well as increases in certain district sales expenses including compensation and trade show costs, offset in part by a reduction in advertising and Style 365-related expenses. As discussed in Note 8 above, we terminated our relationship with Style 365 during the quarter ended March 31, 2010.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $1,061,000 or 3.3% of net sales compared to $1,177,000 or 4.0% percent of net sales for the quarters ended June 30, 2011 and 2010, respectively. Advertising and promotion expenses, including cooperative advertising, for the six months ended June 30, 2011 were $2,025,000 or 3.5% of net sales compared to $2,297,000 or 4.2% of net sales for the corresponding period last year.

For the quarter and six months ended June 30, 2011, administrative expenses decreased $66,000 or 3.2% and $137,000 or 3.4%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 6.3% and 7.1% for the quarters ended June 30, 2011 and 2010, respectively, and 6.7% and 7.4% for the six months ended June 30, 2011 and 2010, respectively. The decrease in administrative expenses for both the quarter and six-month periods was primarily due to a reduction in professional fees.

Interest Expense

Net interest expense for the quarter and six-month periods ended June 30, 2011 decreased by $46,000 or 43.0% and $66,000 or 39.1%, respectively, compared to the same periods in 2010. The decrease during both the quarter and six-month periods was due to lower average borrowings. Average outstanding revolver borrowings declined 60.9% during the quarter and fell 60.4% during the six-month period, in each case as compared to last year. Average borrowings under our revolving credit facility were lower than the prior year during the first half of 2011 mainly due to higher net income as well as an increase in cash collections during the first quarter of 2011 resulting from higher net sales during the fourth quarter of 2010, relative to last year’s corresponding periods.

Income Taxes

We recorded an income tax provision for the quarter and six month periods ended June 30, 2011 of $931,000 and $933,000, reflecting an effective tax rate of 39.1% and 38.6%, respectively. We recorded an income tax provision for the quarter ended June 30, 2010 of $130,000 and an income tax benefit of $1,052,000 for the six-month period ended June 30, 2010. Included in the income tax benefit for the six-month period ended June 30, 2010 is a benefit of $538,000 associated with a state income tax refund resulting from a state tax audit in connection with the reallocation of certain net operating loss carryforwards generated in prior years to years during which the Company had taxable income. As of June 30, 2011, there have been no material changes to our uncertain tax positions as disclosed and as provided in Note D to the financial statements included in our 2010 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital increased by $1,963,000 during the six-month period ended June 20, 2011 compared to a decrease of $136,000 during the six-month period ended June 30, 2010. The increase this year was mostly due to higher inventory balances and a reduction in outstanding revolver borrowings offset in part by a decrease in net accounts receivable and an increase in accounts payable. The decrease during the six-month period ended June 30, 2010 was due to a decrease in inventory balances and an increase in bank borrowings, offset in part by an increase in net accounts receivable and a reduction in accounts payable. The increase in inventory balances during the first half of 2011 was generally due to purchases associated with certain new merchandise programs scheduled for shipment to customers during the early fall season. As discussed above, bank borrowings were lower during the first half of 2011 relative to the prior year due to higher cash collections during the first quarter resulting from increased net sales during 2010’s fourth quarter, compared to the same periods last year.

Cash provided by operations during the six months ended June 30, 2011 totaled $2,405,000 compared to cash used during the corresponding period last year of $7,632,000. Cash was provided this year mainly by net income as adjusted for depreciation, amortization, and stock-based compensation charges as well as decreases in net accounts receivable, and increases in accounts payable offset in part by increases in inventory and decreases in other current liabilities. Cash was used last year by the net loss for the six-month period along with increases in net accounts receivable and decreases in accounts payable and other current liabilities and a decrease in inventory. The increase in inventory during the six months ended June 30, 2011 is due to purchases associated with anticipated shipments to certain customers during the early fall season. The reduction in accounts payable is due to collections on receivables generated by higher net sales during the fourth quarter of 2010, relative to the corresponding prior year periods.

Cash used in investing activities was $110,000 for the six-month period ended June 30, 2011 compared to cash used of $438,000 for the six-month period ended June 30, 2010. Cash was used in both years for capital expenditures and premiums on corporate-owned life insurance contracts.

Cash used in financing activities during the first six months of 2011 was $5,160,000 compared to cash provided of $8,305,000 for same time last year. Cash used this year reflects net repayments under our revolving credit facility while cash used in 2010 reflects net borrowings. The net repayment of bank borrowings during 2011 resulted primarily from higher accounts receivable collections and an increase in accounts payable relative to last year.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At June 30, 2011 and 2010, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. Please see the information set forth in Item 11 of our fiscal 2010 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended June 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2011 – April 30, 2011	8,872	$3.08	—	—
May 1, 2011 – May 31, 2011	—	—	—	—
June 1, 2011 – June 30, 2011	—	—	—	—
Total	8,872	$3.08	—	—

(1)	These shares of Common Stock were repurchased by us from former employees pursuant to terms of The New Swank, Inc. Retirement Plan as required under the Internal Revenue Code of 1986, as amended.

Item 6. Exhibits

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner
Jerold R. Kassner,
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 12, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	Taxonomy Extension Schema Document

101. CAL	Taxonomy Extension Calculation Linkbase Document

101. LAB	Taxonomy Extension Label Linkbase Document

101. PRE	Taxonomy Extension Presentation Linkbase Document