Form 10-Q
period 2011-09-30
Swank, Inc.
filed 2011-11-14
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on October 31, 2011
Common Stock, $.10 par value	5,576,151

SWANK, INC.

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share data)

	September 30, 2011		December 31, 2010
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents		$251		$3,235
Accounts receivable, less allowances of $7,384 and $7,798, respectively		22,768		20,214
Inventories, net:
Work in process	1,190		773
Finished goods	33,601		21,848

		34,791		22,621
Deferred taxes, current		2,713		2,713
Prepaid expenses and other current assets		1,417		1,150

Total current assets		61,940		49,933

Property, plant and equipment, net of accumulated depreciation		1,011		1,132
Deferred taxes, noncurrent		2,118		2,118
Other assets		2,562		2,905

Total assets		$67,631		$56,088

LIABILITIES
Current:
Note payable to bank		$16,895		$5,287
Current portion of long-term obligations		703		711
Accounts payable		3,210		4,151
Accrued employee compensation		1,077		1,748
Accrued royalties		1,064		1,583
Income taxes payable		163		761
Other current liabilities		1,429		1,572

Total current liabilities		24,541		15,813

Long-term obligations		6,780		6,584

Total liabilities		31,321		22,397

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00:
Authorized – 1,000,000 shares		—		—
Common stock, par value $.10:
Authorized - 43,000,000 shares
Issued — 6,429,095 shares		642		642
Capital in excess of par value		2,795		2,605
Retained earnings		35,929		33,430
Accumulated other comprehensive (loss), net of tax		(696)		(696)
Treasury stock, at cost, 820,856 and 800,350 shares, respectively		(2,360)		(2,290)

Total stockholders’ equity		36,310		33,691

Total liabilities and stockholders’ equity		$67,631		$56,088

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE QUARTERS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands except share and per share data)

	2011	2010

Net sales	$33,415	$32,595

Cost of goods sold	22,929	22,367

Gross profit	10,486	10,228

Selling and administrative expenses	8,594	8,238

Income from operations	1,892	1,990

Interest expense	107	119

Income before income taxes	1,785	1,871

Income tax provision	767	742

Net income	$1,018	$1,129

Share and per share information:
Basic and diluted net income per weighted average common share outstanding	$.18	$.20

Basic and diluted weighted average common shares outstanding	5,608,239	5,673,910

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands except share and per share data)

	2011	2010

Net sales	$91,661	$87,670

Cost of goods sold	61,971	60,541

Costs associated with Style 365 termination	—	1,492

Total cost of sales	61,971	62,033

Gross profit	29,690	25,637

Selling and administrative expenses	25,281	25,048

Income from operations	4,409	589

Interest expense	210	288

Income before income taxes	4,199	301

Income tax provision (benefit)	1,700	(310)

Net income	$2,499	$611

Share and per share information:
Basic and diluted net income per weighted average common share outstanding	$.45	$.11

Basic and diluted weighted average common shares outstanding	5,615,486	5,673,003

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

	2011	2010
Cash flows from operating activities:

Net income	$2,499	$611
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	277	254
Bad debt (recoveries) expense	(80)	306
Stock-based compensation expense	190	190
Proceeds from life insurance, net of benefits paid	203	390

Changes in assets and liabilities
(Increase) in accounts receivable	(2,474)	(4,898)
(Increase) in inventory	(12,170)	(4,534)
(Increase) in prepaid and other assets	(84)	(19)
(Decrease) in accounts payable	(941)	(5,410)
(Decrease) increase in accrued royalties	(519)	176
(Decrease) in all other current liabilities	(1,420)	(1,046)
Increase in long-term obligations	248	508

Net cash (used in) operating activities	(14,271)	(13,472)

Cash flows from investing activities:
Capital expenditures	(136)	(435)
Premiums on life insurance	(115)	(116)

Net cash (used in) investing activities	(251)	(551)

Cash flows from financing activities:
Borrowing under revolving credit agreement	63,566	68,099
Payments of revolving credit agreement	(51,958)	(54,355)
Treasury stock repurchased	(70)	(9)

Net cash provided by financing activities	11,538	13,735

Net (decrease) in cash and cash equivalents	(2,984)	(288)

Cash and cash equivalents at beginning of period	3,235	571

Cash and cash equivalents at end of period	$251	$283

Cash paid during the nine months for:
Interest	$210	$288
Income taxes	$2,723	$1,350

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$—	$30

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)

Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended September 30, 2011 and 2010. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2010 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011 or any other period.

(2)	Net Income per Share. The following table sets forth the computation of the net income per share for the periods ended September 30, 2011 and 2010 (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,018	$1,129	$2,499	$611
Denominator:
Shares used in computing basic net income per weighted average common share outstanding	5,608,239	5,673,910	5,615,486	5,673,003
Effect of dilutive securities	—	—	—	—

Shares used in computing net income per weighted average common share outstanding assuming dilution	5,608,239	5,673,910	5,615,486	5,673,003

Basic and fully diluted net income per weighted average common share outstanding	$.18	$.20	$.45	$.11

For the periods ended September 30, 2011 and 2010, options to purchase 375,000 shares were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

(3)	Segment Information. We presently have one reportable segment, men’s and women’s accessories, consisting of men’s costume jewelry, belts and suspenders and personal leather goods.

(4)

Stock Options. In April 1998, our stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the “1998 Plan”) which replaced the Company’s prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permitted our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options in 2001 for 625,000 shares under the 1998 Plan which vested immediately and have been exercised.

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives. Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Accounting Standards Codification topic 718-10, “Stock Compensation” (“ASC 718-10”) requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date. The 1998 Plan expired by its terms in 2008, and no further awards may be granted.

There were no stock options exercised and the Company did not recognize any related tax benefits during the nine months ended September 30, 2011 or 2010. During each of the nine months ended September 30, 2011 and 2010, we recognized $190,000 in compensation expense related to the 2008 grant. As of September 30, 2011 and 2010, there was $106,000 and $359,000, respectively, in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the remaining vesting period of the grant.

Option activity under the stock-based compensation plans during the nine months ended September 30, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2010	375,000	$5.21	2.16	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/ Expired	—	—	—	—

Outstanding at September 30, 2011	375,000	$5.21	1.42	$—

Vested and Exercisable at September 30, 2011	281,250	$5.21	1.42	$—

*

The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on September 30, 2011 and the exercise price of the underlying options.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace the 1998 Plan that had expired by its terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. During the nine months ended September 30, 2010, we granted aggregate stock awards of 10,306 shares (net of shares withheld in connection with income tax and other withholdings) to a certain key employee in lieu of cash bonus earned during fiscal 2009. We recorded the related compensation charge of $50,000 during the fourth quarter of 2009.

(5)

Income Taxes. Pursuant to the provisions of ASC 740-10 (formerly FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of ASC 740 (formerly FASB Statement No. 109)” (“ASC 740-10”), we performed a comprehensive review of our tax positions in accordance with recognition standards established by ASC 740-10. In this regard, an uncertain tax position represents our treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of our review, we do not believe that we have any “uncertain tax positions” in our federal income tax return or in any state income tax returns. With few exceptions, we are no longer subject to federal income tax examinations for years prior to 2003.

During the nine-month period ended September 30, 2010, we recorded a state income tax benefit of $538,000 plus accrued interest income of $57,000 in connection with a tax refund received during the second quarter. The refund resulted from a state tax audit that led to the application of certain net operating loss carryforwards generated in previous years, to years during which the Company had taxable income.

(6)

Fair Value Measurements. We account for fair value measurements pursuant to ASC 820-10-65 (formerly Statement of Financial Accounting Standards No. 157), “Fair Value Measurements and Disclosures” (“ASC 820-10-65”) which defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820-10-65 defines fair value based upon an exit price model. ASC 820-10-65 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at September 30, 2011 and 2010. Included on the balance sheet in prepaid expenses and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at September 30, 2011 and 2010.

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

(8)

Termination of Style 365 Agreement. During 2009, the Company announced that it had entered into a strategic alliance with Style 365 LLC (“Style 365”), a marketer of women’s fashion belts and accessories. During the quarter ended March 31, 2010, the Company decided to terminate that relationship and recorded a pretax charge of $1,492,000 in connection with certain inventory commitments made prior to the termination. The Company is licensed to manufacture, distribute and sell women’s fashion accessories under certain of its license agreements, and continues to manufacture and sell women’s fashion accessories directly to certain of its licensors.

(9)

Subsequent Events. The Company has evaluated all subsequent events through November 14, 2011, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2011, and events which occurred subsequent to September 30, 2011 but were not recognized in the financial statements. As of November 14, 2011, there were no subsequent events which required recognition or disclosure.

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

Our net sales during the quarter ended September 30, 2011 increased 2.5% to $33,415,000 compared to $32,595,000 for the corresponding period in 2010, and for the nine-month period increased 4.6% to $91,661,000 compared to $87,670,000 for the corresponding period in 2010. The increases during both the quarter and year to date periods were primarily due to higher shipments of our men’s personal leather goods merchandise, offset in part by a decrease in men’s belts. A more favorable returns adjustment also had a favorable effect on net sales in the year to date period relative to the corresponding period last year. Gross profit for the quarter and nine-month periods ended September 30, 2011 increased 2.5% and 15.8%, respectively, in both cases compared to the same periods last year. Gross profit expressed as a percentage of net sales for the quarter was even at 31.4%, and for the nine-month period, rose to 32.4% from 29.2%, in each case as compared to the previous year.

The improvement in gross profit as a percentage of net sales during the nine-month period was mainly due to a reduction in product costs resulting from a better sales mix as well as a more favorable returns adjustment relative to last year. In addition, gross profit for the nine-month period last year was adversely affected by an expense included in cost of sales of $1,492,000 recorded during the first quarter of 2010 which was associated with the termination of our relationship with Style 365 (see Note 8 above). Selling and administrative expenses for the quarter ended September 30, 2011 increased $356,000, or 4.3%, and for the nine-month period, increased $233,000, or less than 1% compared to the respective periods last year. The increases during the quarter and the nine-month periods were mainly due to compensation, freight costs and professional fees.

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

Allowance for Doubtful Accounts

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The (recoveries) expense for bad debts during the quarters and nine-month periods ended September 30, 2011 and 2010 were $(133,000) and $121,000, respectively, and ($80,000) and $306,000, respectively.

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

Results of Operations

As is customary in the fashion accessories industry, we make modifications to our merchandise lines coinciding with our Spring (January - September) and Fall (July - December) selling seasons. We believe that the results of operations are more meaningful on a seasonal basis than on a quarterly basis. The timing of shipments can be affected by the availability of materials, retail sales, and fashion trends. These factors may shift volume between quarters within a season differently in one year than in another. Due to seasonality and other factors, the results for the third quarter are not necessarily indicative of the results to be expected for the full year.

Net Sales

Net sales for the quarter ended September 30, 2011 increased 2.5% to $33,415,000 compared to $32,595,000 last year, and for the nine-month period increased 4.6% to $91,661,000 compared to $87,670,000 for the corresponding period in 2010. The increases during both the quarter and nine-month period were primarily due to higher shipments of our personal leather goods merchandise, offset in part by a decrease in men’s belts. A more favorable returns adjustment (see below) also had a larger positive effect on net sales during the nine-month period relative to the corresponding period last year.

The increase in personal leather goods net sales during the quarter and nine-month periods was principally due to higher shipments of licensed and private label goods to department stores and other retailers as well as increases in our luxury business. Belt net sales declined during both the quarter and nine-month periods due to a reduction in orders received in connection with various branded merchandise programs primarily from certain chain store accounts. The decrease in belt net sales during the nine-month period was also due to club store sales recorded during last year’s second quarter which were only partially offset by increases at other accounts.

Net sales to international customers (including certain military accounts) increased $804,000 or 36.8% and $1,160,000 or 16.6% during the quarter and nine-months ended September 30, 2011, respectively, compared to the same periods last year. The increase during both periods was due to higher personal leather goods and belt net sales to certain licensor affiliates.

Included in net sales for the nine months ended September 30, 2011 and 2010, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. This adjustment increased net sales by $2,223,000 for the nine-month period ended September 30, 2011, compared to an increase of $782,000 for the comparable period in 2010. The favorable adjustments result from actual returns experience during both the spring 2011 and spring 2010 seasons being lower than anticipated compared to the reserves established at December 31, 2010 and December 31, 2009. These reserves are in consideration of shipments made during the preceding holiday selling seasons. The reserve established at December 31, 2010 was substantially larger than in previous years due to relatively heavy shipments of more volatile seasonal merchandise collections. During our fall 2010 season, we made significant shipments to certain wholesale club accounts and shipped an unusually large holiday gift program to a major customer which is customarily subject to season-end stock adjustments. Returns experience overall during the spring 2011 season was much better than expected leading to a larger returns adjustment relative to the prior year.

Gross profit

Gross profit for the quarter ended September 30, 2011 increased $258,000 or 2.5% and, for the nine-month period, increased $4,053,000 or 15.8%, compared to the corresponding prior year periods. Gross profit expressed as a percentage of net sales for the quarter was even at 31.4%, and for the nine-month period was 32.4% compared to 29.2% for the prior year.

The improvement in gross profit as a percentage of net sales during the nine-month period was mainly due to higher net sales, a reduction in product costs resulting from a more favorable sales mix, a decrease in inventory control costs (including inventory shortages and markdowns), and a more favorable returns adjustment relative to last year. In addition, gross profit for the nine-month period last year was adversely affected by an expense included in cost of sales of $1,492,000 recorded during the first quarter of 2010 which was associated with the termination of our relationship with Style 365 (see Note 8 above).

Included in gross profit for the nine months ended September 30, 2011 and 2010, are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $1,203,000 and $547,000 for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. As discussed above, customer returns were lower than anticipated during both the spring 2011 and spring 2010 seasons due mainly to better retail performance than was assumed in the development of the reserves. The reserve at December 31, 2010 reflected a significant increase in our more volatile seasonal businesses during the fall 2010 season, including shipments to certain wholesale club stores, coupled with an unusually large holiday gift program. These programs are routinely associated with end of season stock adjustments which can be substantial depending on retail performance during the holiday selling period.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2011 increased $356,000, or 4.3%, and for the nine-month period, increased $233,000, or less than 1%, in each case compared to the respective periods last year. Selling and administrative expenses expressed as a percentage of net sales were 25.7% and 25.3% for the quarters ended September 30, 2011 and 2010 respectively, and 27.6% and 28.6% for the nine months ended September 30, 2011 and 2010, respectively.

Selling expenses for the quarter increased $192,000 or 3.0% compared to last year and, as a percentage of net sales, was 19.8% which was approximately even with last year. For the nine-month period ended September 30, 2011, selling expenses increased $206,000 or 1.1% and as a percentage of net sales decreased to 21.2% compared to 21.9% for the same period last year. The increases in both periods were due to higher freight and merchandising costs offset in part by reductions in sales administration and promotional costs. For the nine-month period, selling expenses were also impacted by the elimination of Style 365-related expenses. As discussed in Note 8 above, we terminated our relationship with Style 365 during the quarter ended March 31, 2010.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance our business. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $1,212,000 or 3.7% of net sales compared to $1,205,000 or 3.7% percent of net sales for the quarters ended September 30, 2011 and 2010, respectively. Advertising and promotion expenses, including cooperative advertising, for the nine months ended September 30, 2011 were $3,237,000 or 3.6% of net sales compared to $3,502,000 or 4.0% of net sales for the corresponding period last year.

For the quarter and nine months ended September 30, 2011, administrative expenses increased $164,000 or 9.1% and $27,000 or less than 1.0%, respectively, compared to the same periods last year. Administrative expenses expressed as a percentage of net sales were 5.9% and 5.6% for the quarters ended September 30, 2011 and 2010, respectively, and 6.4% and 6.7% for the nine months ended September 30, 2011 and 2010, respectively. The increases in administrative expenses for both the quarter and nine-month periods were primarily due to higher compensation costs and professional fees offset in part by reductions in insurance costs and an increase in net bad debt recoveries.

Interest Expense

Net interest expense for the quarter and nine-month periods ended September 30, 2011 decreased by $12,000 or 10.1% and $78,000 or 27.1%, respectively, compared to the same periods in 2010. The decrease during both the quarter and nine-month periods was due to lower average borrowings. Average outstanding revolver borrowings declined 13.6% during the quarter and fell 41.0% during the nine-month period, in each case as compared to last year. Average borrowings under our revolving credit facility during the first nine months of 2011 were lower than the prior year mainly due to higher net income as well as an increase in cash collections during the first quarter of 2011 resulting from higher net sales during the fourth quarter of 2010, relative to last year’s corresponding periods.

Income Taxes

We recorded an income tax provision for the quarter and nine month periods ended September 30, 2011 of $767,000 and $1,700,000, reflecting an effective tax rate of 43.0% and 40.5%, respectively. We recorded an income tax provision for the quarter ended September 30, 2010 of $742,000 and an income tax benefit of $310,000 for the nine-month period ended September 30, 2010. Included in the income tax benefit for the nine-month period ended September 30, 2010 is a benefit of $538,000 associated with a state income tax refund resulting from a state tax audit in connection with the reallocation of certain net operating loss carryforwards generated in prior years to years during which the Company had taxable income. As of September 30, 2011, there have been no material changes to our uncertain tax positions as disclosed and as provided in Note D to the financial statements included in our 2010 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Our working capital increased by $3,279,000 during the nine-month period ended September 20, 2011 compared to an increase of $1,762,000 during the nine-month period ended September 30, 2010. The increase during both years was mostly due to higher net accounts receivable and inventory balances and decreases in accounts payable and accrued employee compensation, offset in part by an increase in outstanding revolver borrowings, net of cash balances. The increase in inventory balances during both periods was generally due to seasonal purchases in anticipation of fourth quarter shipments, and for 2011, additional purchases associated with a number of new merchandise programs scheduled for shipment to customers during the fall season. As discussed above, average bank borrowings were lower during the first nine months of 2011 relative to the prior year due mostly to higher cash collections during the first quarter resulting from increased net sales during 2010’s fourth quarter, offset in part by an increase in inventory purchases particularly during the third quarter this year compared to the same time last year.

Cash used in operations during the nine months ended September 30, 2011 totaled $14,271,000 compared to cash used during the corresponding period last year of $13,472,000. Cash was used in both years for seasonal increases in net accounts receivable and inventories and decreases in accounts payable and other current liabilities, offset in part by net income as adjusted for depreciation, amortization, and stock-based compensation charges.

Cash used in investing activities was $251,000 for the nine-month period ended September 30, 2011 compared to cash used of $551,000 for the nine-month period ended September 30, 2010. Cash was used in both years for capital expenditures and premiums on corporate-owned life insurance contracts.

Cash provided by financing activities during the first nine months of 2011 was $11,538,000 compared to cash provided of $13,735,000 for same time last year. Cash provided in both years reflects net borrowings under our revolving credit facility.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At September 30, 2011 and 2010, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended September 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2011 – July 31, 2011	6,377	$4.16	—	—
August 1, 2011 - August 31, 2011	—	—	—	—
September 1, 2011 - September 30, 2011	—	—	—	—
Total	6,377	$4.16	—	—

(1)	These shares of Common Stock were repurchased by us from former employees pursuant to terms of The New Swank, Inc. Retirement Plan as required under the Internal Revenue Code of 1986, as amended.

Item 6. Exhibits

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.
Registrant

/s/ Jerold R. Kassner

Jerold R. Kassner,
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 14, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.