Form 10-K
period 2011-12-31
Swank, Inc.
filed 2012-03-30
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (212) 867-2600

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Item 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the Registrant’s common stock, $.10 par value per share, held by non-affiliates, based on the closing price of $3.75 as of the close of business on June 30, 2011, the last business day of our most recently completed second fiscal quarter, was $21,054,810.

The number of outstanding shares of Registrant’s common stock, $.10 par value per share, at the close of business on March 16, 2012 was 5,549,593.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements.

In order to keep stockholders and investors informed of the future plans of Swank, Inc. (which is referred to alternatively in this Form 10-K as the “Company,” “we,” “us,” and/or “our”), this Form 10-K contains and, from time to time, other reports and oral or written statements issued by us may contain, forward-looking statements concerning, among other things, our future plans and objectives that are or may be deemed to be “forward-looking statements.” Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Our forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions (including the current worldwide economic downturn and disruption in financial and credit markets), competition in the accessories markets; potential changes in customer spending; acceptance of our product offerings and designs; the level of inventories maintained by our customers; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements; and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. Any forward-looking statements relating to the proposed transaction with Randa Accessories Leather Goods LLC, a Delaware limited liability company (“Randa”), discussed in this Form 10-K are based on our current expectations, assumptions, estimates and projections and involve significant risks and uncertainties, including the many variables that may impact or are related to consummation of the transaction, Securities and Exchange Commission (the “SEC”) regulatory review of our filings related to the transaction, the continuing determination of our board of directors that the transaction is in the best interests of all stockholders, and the results of our discussions and negotiations with the third party who qualified as an “Excluded Party” under the merger agreement with Randa. We assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.	Business.

General

The Company was incorporated on April 17, 1936. We are engaged in the importation, sale and distribution of men’s accessories under the names “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Guess?”, “Donald Trump”, “Tumi”, “Chaps”, “Buffalo David Bitton”, “Pierre Cardin”, and “US Polo Association”, among others, and under a variety of private labels to a number of retailers.

Recent Developments

On February 3, 2012, we entered into an agreement and plan of merger (the “Merger Agreement”) with Randa, Swing Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Randa (“Intermediate Sub”), and Swing Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Intermediate Sub (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into us. If the Merger is completed, each share of our common stock, $.10 par value per share (the “Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, other than treasury shares, any shares owned by Randa, Intermediate Sub, Merger Sub or any other direct or indirect subsidiary of Randa, and shares owned by stockholders who have properly demanded and not effectively withdrawn or lost appraisal rights in accordance with applicable law, will be converted into the right to receive $10.00 in cash, without interest and less any applicable withholding taxes. On March 28, 2012, we filed a revised Preliminary Proxy Statement on Schedule 14A with the SEC relating to the proposed special meeting of our stockholders to consider and vote on a proposal to adopt the Merger Agreement.

The consummation of the Merger is subject to certain conditions, including, without limitation, (i) the adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote thereon; (ii) the holders of not more than 15% of the Common Stock outstanding have properly exercised (and not withdrawn) appraisal rights in accordance with applicable law; (iii) the termination of the Rights Agreement, dated as of November 11, 2009, between the Company and American Stock Transfer and Trust Company LLC; (iv) since the date of the Merger Agreement a Material Adverse Effect (as defined in the Merger Agreement) has not occurred; (v) certain schedules to the Merger Agreement have been updated by us; and (vi) the absence of any law or order prohibiting or otherwise making illegal the Merger, the transactions contemplated by the Merger Agreement, or the debt financing in connection with the Merger and any alternative financing in connection with the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (a) the accuracy of the representations and warranties made by the other party to the Merger Agreement, subject to customary materiality qualifiers, and (b) the compliance by the other party with its obligations and pre-closing covenants thereunder, subject to customary materiality qualifiers.

Under the terms of the Merger Agreement, we and our representatives had the right to solicit and encourage alternative acquisition proposals from third parties until 11:59 p.m., New York City time, on March 9, 2012, a period of 35 calendar days after the execution of the Merger Agreement. During the “go-shop” period, at the direction of our board of directors, representatives of Financo, Inc., our financial advisor (“Financo”), contacted a total of 76 potential acquirers, composed of 28 strategic parties and 48 financial parties, that we and Financo believed might have been interested in a possible alternative transaction to the Merger. As a result of these efforts, we received an alternative acquisition proposal from a third party to acquire all of the outstanding shares of our Common Stock (the “Acquisition Proposal”). Our board of directors has determined in good faith, after consultation with our outside financial and legal advisors, that the Acquisition Proposal is reasonably likely to result in a “Superior Proposal,” as such term is defined in the Merger Agreement, and the third party which submitted the Acquisition Proposal has qualified as an “Excluded Party,” as such term is defined in the Merger Agreement. By determining that the third party that submitted the Acquisition Proposal is an Excluded Party, we may, subject to certain conditions, continue to furnish information and engage in further discussions and negotiations with such party. The Acquisition Proposal is subject to several conditions, including completion of due diligence and the negotiation of a mutually acceptable definitive agreement. Accordingly, there can be no assurance that the Acquisition Proposal will ultimately lead to a Superior Proposal as discussions and negotiations with the Excluded Party could terminate at any time. Our board of directors has not determined that the Acquisition Proposal constitutes a Superior Proposal under the Merger Agreement and our board of directors has not changed its recommendation with respect to the Merger with Randa pursuant to the Merger Agreement.

If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Randa a termination fee of $2,000,000 (or, if the Merger Agreement is terminated by the Company in order to enter into a definitive agreement in connection with the “go shop” process, $1,720,000).

Products

Men’s leather accessories, principally belts, wallets and other small leather goods, including billfolds, key cases, card holders and other items, and men’s costume jewelry, principally cuff links, tie clips, chains and tacs, bracelets, neck chains, vest chains, collar pins, key rings and money clips, are distributed under the names

“Geoffrey Beene”, “Kenneth Cole”, “Nautica”, “Guess?”, “Tumi”, “US Polo Association”, and “Swank”. We distribute men’s costume jewelry under the names “Donald Trump” and “Chaps”; and suspenders under the names “Geoffrey Beene”, and “Tommy Hilfiger”. We are also licensed to distribute men’s and women’s leather accessories under the name “Tommy Hilfiger”; men’s and women’s leather accessories and men’s costume jewelry under the name “Buffalo David Bitton”; and men’s and women’s leather accessories and suspenders under the name “Pierre Cardin.” In addition, we distribute and sell our men’s product offerings under a number of trademarks and trade names through the private label programs of our customers.

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

Sales and Distribution

Our customers are primarily major retailers within the United States. In each of fiscal 2011, 2010, and 2009, our three largest customers were Macy’s, Inc. (“Macy’s”), Kohl’s Corporation (“Kohl’s”) and TJX Companies, Inc. (“TJX”). Those customers accounted for approximately 18%, 14%, and 10%, respectively, of our net sales in 2011; 16%, 15%, and 9%, respectively, of our net sales in 2010; and 20%, 17%, and 10%, respectively, of our net sales in 2009. No other customer accounted for more than 10% of net sales during any of our last three fiscal years. Exports to foreign countries accounted for 8.0% of net sales in fiscal 2011, 7.3% of net sales in fiscal 2010, and 7.9% of net sales in fiscal 2009.

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

At March 20, 2012, we had unfilled orders of approximately $12,852,000 compared with approximately $9,581,000 at March 18, 2011. The increase in our order backlog is primarily due to higher belt orders received from certain of our department store customers in connection with new merchandise collections shipping during the spring 2012 season. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including manufacturing schedules, timely shipment of goods, which, in turn, may be dependent on the requirements of customers, and the timing of orders placed by our customers from year-to-year. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

As of December 31, 2011, 38 salespeople, including district sales managers and independent sales representatives, were engaged in the sale of our products working out of sales offices located in New York, NY and Atlanta, GA. In addition, we sell certain of our products through two company-owned factory outlet stores located in Reading, PA and Taunton, MA.

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

Advertising Media and Promotion

Substantial expenditures on advertising and promotion are an integral part of our business. We spent approximately 3.7% of net sales on advertising and promotion in 2011, of which approximately 2.1% was for advertising media, principally in national consumer magazines, trade publications, newspapers, radio and television. The remaining expenditures were for cooperative advertising, fixtures, displays and point-of-sale materials.

Competition

The businesses in which we are engaged are highly competitive. We compete with, among others, Cipriani, Perry Ellis International, Inc., Randa, Fossil, Tandy Brands Accessories, Inc., and retail private label programs in men’s belts; Tandy Brands Accessories, Inc., Cipriani, Fossil, Westport, Randa and retail private label programs in small leather goods; and David Donahue in men’s jewelry. Our ability to continue to compete will depend largely upon our ability to create new designs and products, to meet the increasing service and technology requirements of our customers and to offer consumers high quality merchandise at popular prices.

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

In addition to the licensed brands above, we also distribute men’s leather accessories, costume jewelry, and suspenders under a variety of private labels to a number of retailers including, among others, Macy’s, Kohl’s, Stage Stores, JC Penney, and Sears. Our “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Guess?”, “Chaps”, “Pierre Cardin”, “Donald Trump”, “Tumi”, “US Polo Association”, and “Buffalo David Bitton” licenses collectively may be considered material to our business. We do not believe that our business is materially dependent on any one license agreement.

Our license agreements generally specify percentage royalties, minimum royalty payments and minimum advertising and promotion expenditures, and expire at various times from 2012 through 2015. Our “Geoffrey Beene”, “Nautica”, “US Polo Association”, and “Buffalo David Bitton” licenses provide for percentage royalty payments not exceeding 7% of net sales; our “Kenneth Cole”, “Pierre Cardin”, and “Tommy Hilfiger” licenses provide for percentage royalty payments not exceeding 8% of net sales; our “Guess” and “Donald Trump” licenses provide for percentage royalty payments not exceeding 9% of net sales; our “Tumi” license provides for percentage royalty payments not exceeding 10% of net sales; and our “Chaps” license provides for percentage royalty payments not exceeding 10.5% of net sales. Our Pierre Cardin and Guess (jewelry) licenses expire on December 31, 2012; our Tumi license expires on July 24, 2013; our Nautica, Guess (personal leather goods) and U.S. Polo Association licenses expire on December 31, 2013; our “Geoffrey Beene” license expires on June 30, 2014; our “Kenneth Cole”, “Donald Trump”, and “Bufffalo David Bitton” licenses expire on December 31, 2014; and our “Tommy Hilfiger” and “Chaps” licenses expire on March 31, 2015. In connection with the Merger, we also entered into an amendment to our license agreement with Nautica, effective upon the completion of the Merger, pursuant to which, among other things, the Nautica license will be extended to December 31, 2016 and the percentage royalty rate under the license agreement will be increased from 7% to 8% for fiscal years 2014, 2015 and 2016. We regularly assess the status of our license agreements and anticipate renewing the contracts scheduled to expire in 2012, subject to the negotiation of terms and conditions mutually satisfactory to our licensors and us. A number of our licenses also contain renewal provisions that generally permit us to extend the term of those agreements upon our request and in some cases, upon the consent of the licensor.

Employees

As of December 31, 2011 we had 245 employees, of whom 138 are warehouse and distribution employees. None of these employees is represented by labor unions and we believe our relationship with our employees to be satisfactory.

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

Our executive offices and national, international, and regional sales offices are located in leased premises at 90 Park Avenue, New York, New York under a lease that expires in 2018. A regional sales office is also located in leased premises in Scottsdale, Arizona. The lease for the Scottsdale office expires in 2014. Collectively, these two offices contain approximately 22,000 square feet.

We also presently operate one company-owned factory outlet store location in Reading, Pennsylvania in addition to the company-owned factory outlet store in Taunton, Massachusetts as described above. The Reading, Pennsylvania store has a lease with a term of less than one year and contains approximately 1,400 square feet.

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

EPA estimates the total cost of remediation at the Site to be approximately $43,000,000, which includes two response actions at the site. The first action, managed by the U.S. Army Corps of Engineers and which is in process, is designed to remove radiological contamination. The second action, led by EPA, is designed to remove non-radioactive contamination. The PRP Group members that did not generate radioactive materials, including us, should not be responsible for participating, financially or otherwise, in the first response action. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than the fourth quarter of 2012). Based on information we have received from the PRP Group, the expected costs to complete the RD/RA will be in the range of $13,000,000 to $18,000,000. We believe this matter will not have a material adverse effect on our operating results, financial condition or cash flow, and that we have adequately reserved for the potential costs associated with this site. At December 31, 2011, we had accrued $1,518,000 for potential costs associated with this site.

In September 1991, we signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. The estimated cost of remediation by natural attenuation through 2017 is approximately $1,500,000. Based on current participation, the Company’s share of these costs is approximately $134,000 with a remaining liability of approximately $68,000 which is accrued as of December 31, 2011. We believe that the cost of remediation of this site will not have any material adverse effect on our operating results, financial condition or cash flow based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

(b) No material pending legal proceedings were terminated during the three month period ended December 31, 2011.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a) Our Common Stock is traded in the over-the-counter market under the symbol SNKI. The following table sets forth for each quarterly period during the last two fiscal years the high and low bid prices for the Common Stock, as reported by yahoo.com (which prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

	2011		2010
Quarter	High	Low	High	Low

First	$5.70	$3.37	$3.00	$2.00
Second	5.20	3.60	3.05	2.25
Third	5.00	3.66	2.98	2.15
Fourth	4.75	3.07	4.35	2.00

Number of Record Holders at February 29, 2012 – 550

Our loan agreement prohibits the payment of cash dividends on our Common Stock (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We have not paid any cash dividends on our Common Stock during the last two fiscal years and we have no current expectation that cash dividends will be paid in the foreseeable future.

(b) Not applicable.

(c) The following table provides certain information as to repurchases of our Common Stock during the three months ended December 31, 2011:

Period	(a) Total Number of Shares (or Units ) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	32,088	$4.16	—	—
November 1, 2011 – November 30, 2011	17,591	$4.16	—	—
December 1, 2011 – December 31, 2011	4,308	$4.16	—	—

Total	53,987	$4.16	—	—

(1)	Purchases from participants in the New Swank, Inc. Retirement Plan pursuant to the requirements of such plan.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On February 3, 2012, we entered into the Merger Agreement with Randa, Intermediate Sub and Merger Sub, providing for the Merger. If the Merger is completed, each share of our Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than treasury shares, any shares owned by Randa, Intermediate Sub, Merger Sub or any other direct or indirect subsidiary of Randa, and shares owned by stockholders who have properly demanded and not effectively withdrawn or lost appraisal rights in accordance with applicable law, will be converted into the right to receive $10.00 in cash, without interest and less any applicable withholding taxes. On March 28, 2012, we filed a revised Preliminary Proxy Statement on Schedule 14A with the SEC relating to the proposed special meeting of our stockholders to consider and vote on a proposal to adopt the Merger Agreement.

The consummation of the Merger is subject to certain conditions, including, without limitation, (i) the adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote thereon; (ii) the holders of not more than 15% of the Common Stock outstanding have properly exercised (and not withdrawn) appraisal rights in accordance with applicable law; (iii) the termination of the Rights Agreement, dated as of November 11, 2009, between us and American Stock Transfer and Trust Company LLC; (iv) since the date of the Merger Agreement a Material Adverse Effect (as defined in the Merger Agreement) has not occurred; (v) certain schedules to the Merger Agreement have been updated by us; and (vi) the absence of any law or order prohibiting or otherwise making illegal the Merger, the transactions contemplated by the Merger Agreement, or the debt financing in connection with the Merger and any alternative financing in connection with the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (a) the accuracy of the representations and warranties made by the other party to the Merger Agreement, subject to customary materiality qualifiers, and (b) the compliance by the other party with its obligations and pre-closing covenants thereunder, subject to customary materiality qualifiers.

Under the terms of the Merger Agreement, we and our representatives had the right to solicit and encourage alternative acquisition proposals from third parties until 11:59 p.m., New York City time, on March 9, 2012, a period of 35 calendar days after the execution of the Merger Agreement. During the “go-shop” period, at the direction of our board of directors, representatives of Financo, our financial advisor, contacted a total of 76 potential acquirers, composed of 28 strategic parties and 48 financial parties, that we and Financo believed might have been interested in a possible alternative transaction to the Merger. As a result of these efforts, we received an Acquisition Proposal. Our board of directors has determined in good faith, after consultation with our outside financial and legal advisors, that the Acquisition Proposal is reasonably likely to result in a “Superior Proposal,” as such term is defined in the Merger Agreement, and the third party which submitted the Acquisition Proposal has qualified as an “Excluded Party,” as such term is defined in the Merger Agreement. By determining that the third party that submitted the Acquisition Proposal is an Excluded Party, we may, subject to certain conditions, continue to furnish information and engage in further discussions and negotiations with such party. The Acquisition Proposal is subject to several conditions, including completion of due diligence and the negotiation of a mutually acceptable definitive agreement. Accordingly, there can be no assurance that the Acquisition Proposal will ultimately lead to a Superior Proposal as discussions and negotiations with the Excluded Party could terminate at any time. Our board of directors has not determined that the Acquisition Proposal constitutes a Superior Proposal under the Merger Agreement and our board of directors has not changed its recommendation with respect to the Merger with Randa pursuant to the Merger Agreement.

If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Randa a termination fee of $2,000,000 (or, if the Merger Agreement is terminated by the Company in order to enter into a definitive agreement in connection with the “go shop” process, $1,720,000).

Overview

We are currently engaged in the importation, sale and distribution of men’s and women’s belts, leather accessories, suspenders, and men’s jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate three factory outlet stores primarily to distribute excess and out-of-line merchandise.

Our net sales during 2011 increased 4.5% to $138,620,000 compared to $132,702,000 in 2010. The increase was primarily due to higher shipments of our men’s personal leather goods and reductions in certain dilutive allowances including reserves for customer returns and in-store markdowns. Net income for the year improved to $5,938,000 compared to $4,174,000 in 2010. Income before taxes was $9,799,000 compared to $6,086,000 last year. Income before taxes for 2010 includes a pretax charge recorded during that year’s first quarter of $1,492,000 associated with inventory disposal and other costs incurred by us in connection with the termination of our relationship with Style 365, LLC (“Style 365”), a marketer of women’s belts and accessories.

Gross profit for the year ended December 31, 2011 increased 13.2% to $46,462,000 compared to last year’s $41,049,000. Gross profit as a percentage of net sales was 33.5% compared to 30.9% in 2010. The expense associated with Style 365 described above reduced gross profit as a percentage of net sales in 2010 by approximately 1.1 percentage points. The increase in gross profit in 2011 was due to higher net sales and decreases in inventory control and merchandise costs, offset in part by increases in royalty expense. Although cost of goods sold as a percentage of net sales improved in 2011, the Company began to be impacted during the fourth quarter by increasing merchandise costs resulting from, among factors, rising labor costs and capacity constraints affecting certain of our Asian suppliers. Selling and administrative expenses for 2011 increased 5.2% to $36,323,000 compared to $34,541,000 last year. Selling and administrative expense as a percentage of net sales was 26.2% in 2011 compared to 26.0% in 2010.

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

2011 vs. 2010

Net Sales

Net sales for the year increased 4.5% to $138,620,000 compared to $132,702,000 last year. The increase was due to higher shipments of our men’s personal leather goods merchandise and reductions in dilutive allowances including reserves for customer returns and in-store markdowns, offset in part by lower shipments of our men’s belts and gift accessories. Personal leather goods shipments increased due to higher orders during 2011 from a number of our department and chain store customers as well as due to a large order for certain of our luxury merchandise shipped during the fourth quarter. Shipments of our belt merchandise increased to department store customers but declined overall relative to last year due to several orders shipped to certain wholesale club accounts during 2010 that did not recur in 2011. Shipments of our personal leather goods and belt merchandise increased to our department and chain store customers due to strong demand for a number of our branded and private label collections. The decrease in dilutive allowances is primarily associated with product mix reflecting a planned reduction in seasonal gift shipments during 2011 relative to 2010.

International net sales, including net sales to certain military accounts, increased 15.1% during 2011 due to higher shipments of our personal leather goods and belt merchandise to certain licensor affiliates in Latin America and Europe. We launched a new collection of men’s accessories with Tommy Hilfiger Europe during the year and expanded our business with licensor distributors in Mexico and Central America. Net sales to our distributor in Canada also increased. Export net sales accounted for 8.0% and 7.3% of our total net sales during 2011 and 2010, respectively.

Net sales for both 2011 and 2010 include annual adjustments recorded during the second quarter to reflect the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns, which was established at the end of the preceding fiscal year. This adjustment increased net sales by $2,223,000 and $782,000 for the years ended December 31, 2011 and 2010, respectively. The favorable adjustments in both years resulted from actual returns experience during the spring selling seasons being better than anticipated compared to the respective reserves established at the end of the previous fiscal years. The reserve established at December 31, 2010 was substantially larger than in previous years due to significant shipments during our fall 2010 season to certain wholesale club accounts and unusually large seasonal gift programs to certain department store customers, each of which are customarily subject to season-end stock adjustments. Returns experience overall during the spring 2011 season was much better than expected, contributing to a larger returns adjustment relative to the prior year. We have reduced our overall level of customer returns during the past several years by assisting retailers in promoting excess and discontinued merchandise following the holiday season to accelerate retail sales of these goods in lieu of returns.

Gross Profit

Gross profit for the year ended December 31, 2011 increased $5,413,000 or 13.2% to $46,462,000, compared to last year’s $41,049,000. Gross profit as a percentage of net sales was 33.5% compared to 30.9% for the prior year. As discussed above, during 2010’s first quarter, we recorded an expense which was included in cost of goods sold, of $1,492,000 associated with the termination of our relationship with Style 365 reflecting costs incurred by us in connection with the liquidation of certain inventory-related commitments. This charge reduced gross profit expressed as a percentage of net sales by approximately 1.1 percentage points in 2010.

The remaining increase in gross profit during 2011 was due to higher net sales and decreases in certain inventory control and merchandise costs. Although cost of goods sold as a percentage of net sales improved in 2011, the Company began to be impacted during the fourth quarter by increasing merchandise costs resulting from, among factors, rising labor costs and capacity constraints affecting certain of our Asian suppliers. Royalty expenses associated with our various license agreements increased in 2011 due mainly to higher net sales of certain licensed merchandise collections, particularly for our personal leather goods.

Included in gross profit are annual second quarter adjustments to record the variance between customer returns of prior year shipments actually received in the current year and the allowance for customer returns which was established at the end of the preceding fiscal year. The adjustment to net sales recorded in the second quarter described above resulted in a favorable adjustment to gross profit of $1,203,000 and $547,000 for the years ended December 31, 2011 and 2010, respectively.

Selling and Administrative Expense

Selling and administrative expenses for the year ended December 31, 2011 were $36,323,000, compared to $34,541,000 for the same period last year, reflecting an increase of $1,782,000, or 5.2%. Selling and administrative expense as a percentage of net sales was 26.2% in 2011 compared to 26.0% in 2010.

Selling expenses for the year increased $359,000 or 1.3% but as a percentage of net sales decreased to 19.9% compared to 20.5% in 2010. The increase in dollars was primarily due to increases in volume-driven sales costs including merchandising and design expenses and variable sales-related expenses. We include shipping and handling costs in selling expenses in our statement of income. Total shipping and handling costs in fiscal 2011 and 2010 were $6,973,000 and $6,993,000, respectively.

Administrative expenses during 2011 increased 19.3% to $8,810,000 compared to $7,387,000 for the prior year. Administrative expenses expressed as a percentage of net sales were 6.4% and 5.6% for the years ended December 31, 2011 and 2010, respectively. The increase in administrative expenses in 2011 was due to higher compensation and benefits expenses as well as professional fees associated with the Merger.

Promotional Expenditures

We routinely make advertising and promotional expenditures to enhance our business and support the advertising and promotion activity of our licensors. Promotional expenditures included in selling and administrative expenses totaled $2,909,000 and $3,228,000 and, as a percentage of net sales, were 2.1% and 2.5%, for 2011 and 2010, respectively. We also make expenditures in support of cooperative advertising arrangements with certain of our retail customers. These expenses, which are reflected in net sales, totaled $1,849,000 and $1,482,000 in 2011 and 2010, respectively. Expenditures associated with merchandise displays and fixturing, which we include in cost of goods sold, were $430,000 in 2011 and $576,000 in 2010.

Interest Expense

Net interest expense for the year ended December 31, 2011 decreased $82,000 or 19.4% compared to 2010. The decrease was due to a 28.6% decline in average borrowings in 2011 relative to the prior year resulting from an increase in cash provided by operations primarily during the first and fourth quarters of 2011 relative to the corresponding periods in 2010.

Provision for Income Taxes

We recorded an income tax provision of $3,861,000 in 2011 compared to a provision of $1,912,000 during 2010. Our effective tax rate in 2011 was 39.4% compared to 31.4% in 2010. The increase was mainly due to a state income tax refund recorded during the first quarter of 2010. In accordance with the criteria established in ASC 740-10 (formerly Statement of Financial Accounting Standards No. 109), “Accounting for Income Taxes” (“SFAS 109”), we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. Based upon our evaluation at December 31, 2011, we recorded a valuation allowance of $279,000 against our deferred tax asset in connection with certain state net operating loss carryforwards that are not expected to be realized.

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of ASC 740-10 had no effect on our financial condition, results of operations, or cash flows during 2011.

Liquidity and Capital Resources

Transactions Relating to the Merger

Randa anticipates that the total amount of funds necessary to complete the Merger will be approximately $71,700,000. The merger consideration, as well as payments to employees of the Company in consideration of the cancellation of their options to purchase shares of Common Stock, and of the termination of their termination or “golden parachute” agreements, will be paid in cash and Randa intends to satisfy these obligations from available cash resources and proceeds from a new $65,000,000 senior secured first lien revolving credit facility (the “Debt Financing”).

Randa has obtained the Debt Financing commitment described below (the “Debt Financing Commitment”) in connection with the Merger. In addition, Randa, Intermediate Sub and Merger Sub have agreed in the Merger Agreement to maintain a consolidated tangible net worth through March 30, 2012 of not less than $40,000,000, including cash balances and cash equivalents reasonably acceptable to us of not less than $10,000,000, and have further agreed to maintain a consolidated tangible net worth of not less than $50,000,000, including cash balances and cash equivalents of not less than $20,000,000 commencing on March 31, 2012 until the earlier of (a) the effective time of the Merger, (b) the termination of the Merger Agreement under any provision of the Merger Agreement other than a provision that requires a reverse termination fee or (c) two business days after a date the Merger Agreement is terminated, although Randa, Intermediate Sub and Merger Sub will be required to maintain a consolidated tangible net worth of $15,000,000, of which at least $2,500,000 shall be in cash or cash equivalents, for the period beginning on the day immediately after this two business day period and continuing until the earliest of the day on which (i) Randa pays the full reverse termination fee of $5,000,000 to us, (ii) Randa, Intermediate Sub or Merger Sub pays to us an amount less than the full reverse termination fee if a court of law or equity in an action brought under the provisions of the Merger Agreement has finally determined that a lesser amount is due or if such parties mutually agree to a lesser amount, or (iii) a court of law or equity in an action brought under the provisions of the merger agreement has finally determined that none of Randa, Intermediate Sub or Merger Sub owe all or any portion of the reverse termination fee.

The Debt Financing is subject to certain conditions, including conditions that do not relate directly to the Merger Agreement. Randa and we believe the amounts committed under the Debt Financing Commitment together with Randa’s anticipated cash balances and cash equivalents will be sufficient to complete the transactions contemplated by the Merger Agreement, but we cannot be assured that the full amount of the Debt Financing will be available or that the committed financing and anticipated cash balances and cash equivalents will be sufficient to complete the transactions contemplated by the Merger Agreement. For example, the amounts committed might be insufficient if, among other things, one or more of the parties to the Debt Financing Commitment fails to fund the committed amounts in breach of the Debt Financing Commitment, if the conditions to the commitments to fund the amounts set forth in the Debt Financing Commitment are not met, if Randa, Intermediate Sub and Merger Sub breach their tangible net worth covenant, or, even if they are in compliance with their tangible net worth covenant, their collective cash balances and cash equivalents, when taken together with funds from anticipated financing sources, are not sufficient to consummate the merger. The failure of Randa, Intermediate Sub and Merger Sub to obtain any portion of the committed Debt Financing and/or have available to them at the closing of the Merger sufficient cash balances and cash equivalents may result in the failure of the merger to be consummated.

If all or any portion of the Debt Financing becomes unavailable in accordance with the terms of the Debt Financing Commitment, then Randa must promptly notify the Company and Randa, Intermediate Sub and Merger Sub are required to use their respective reasonable best efforts to obtain any unavailable portion of any Debt Financing from alternative sources as promptly as practicable, but in any event on or before June 17, 2012, on terms that would not reasonably be expected to prevent, materially delay or materially impair the ability of Randa, Intermediate Sub or Merger Sub to consummate the transactions contemplated by the Merger Agreement on or before June 17, 2012.

If Randa, Intermediate Sub and Merger Sub fail to obtain sufficient financing and/or to maintain sufficient cash balances and cash equivalents, then, under certain circumstances, they will be required to pay a reverse termination fee to us in the amount of $5,000,000.

General

Cash provided by operations in 2011 was $2,269,000 compared to cash used of $1,738,000 in 2010. Cash was provided during 2011 mainly from net income and an increase in accounts payable and other accrued liabilities, offset in part by increases in accounts receivable and inventory and decreases in long term obligations. Cash was used in 2010 by reductions in accounts payable and other accrued liabilities and increases in accounts receivable, offset partially by net income and a decrease in inventory balances. The increase in accounts receivable during 2011 reflects an increase in net sales during the fourth quarter as well as a reduction in accounts receivable reserves at December 31, 2011 relative to December 31, 2010. Inventories increased during 2011 in part due to certain new merchandise programs which were launched during the year and which required incremental inventory investment as well as due to purchases associated with increased net sales of certain merchandise collections.

Cash used in investing activities was $304,000 in 2011 compared to $738,000 in 2010. The decrease was mainly due to lower capital expenditures and premiums on certain life insurance policies.

Cash used in financing activities during 2011 was $4,913,000 compared to cash provided of $5,140,000 in 2010. Cash was used in 2011 by a decrease in net borrowings under our revolving credit agreement while cash was provided last year due to an increase in net borrowings. Purchases of treasury stock were $295,000 and $147,000 in 2011 and 2010, respectively.

Working capital financing is provided primarily by cash flows from operating activities and a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the “2004 Loan Agreement”) with Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, Inc.) (“WFF”). On March 7, 2012, we entered into an Eighth Amendment (the “Eighth Amendment”) to the 2004 Loan Agreement. Among other things, the Eighth Amendment reduces the interest rate payable on advances under the Loan and Security Agreement that bear interest at the prime or LIBOR rate, revises collateral reporting requirements, defines certain circumstances under which the Company is not subject to certain of the cash management control requirements of the 2004 Loan Agreement, and extends the maturity date of the 2004 Loan Agreement from June 29, 2012 to June 30, 2013.

The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.’s prime lending rate plus .25% or at WFF’s LIBOR rate plus 2.00%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (except that for the period January 1 through June 30 of each year, the amount used in the calculation of the unused line fee is $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. At December 31, 2011 and 2010, we had available lines of $26,004,000 and $18,577,000, respectively. As of December 31, 2011, we were in compliance with all covenants contained within the 2004 Loan Agreement.

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

In the ordinary course of business, we may, from time to time, be contingently liable for performance under letters of credit. We had no outstanding letters of credit at December 31, 2011 or December 31, 2010. We are required to pay a fee quarterly equal to 2.0% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. See the information set forth below in Item 11 of this Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements – Existing Agreements” and “Executive Compensation – Amendment and Release Agreements; Release Agreements.”

Capital Expenditures

We expect that cash from operations and availability under our 2004 Loan Agreement will be sufficient to fund our ongoing program of replacing aging machinery and equipment to maintain or enhance operating efficiencies.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet contractual arrangements, as that term is used in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective prospectively for fiscal years, and interim periods within those years beginning after December 12, 2011. We do not expect the adoption of ASU 2011-04 will have a material impact on our financial condition, results of operations or cash flow.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this update defer certain provisions of ASU 2011-05, “Comprehensive Income (Topic 220). Presentation of Comprehensive Income” (“ASU 2011-05”), including the requirement to present reclassified adjustments separately with their respective components of net income and other comprehensive income. During the deferral period, the existing requirements for reclassification adjustments on the face of the financial statement in which comprehensive income is reported or disclosed in the notes to the financial statements remain applicable. The amendments in this accounting standard update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flow.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

*	All other schedules have been omitted because they are not applicable or not required as the required information is included in the Financial Statements of the Company or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Swank, Inc.

New York, New York

We have audited the accompanying balance sheets of Swank, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2011. We have also audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swank, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, listed in the index appearing under Item 15(a)(2), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO USA, LLP

Boston, Massachusetts

March 30, 2012

Swank, Inc.

Balance Sheets as of December 31,

(Dollars in thousands except per share data)

	2011	2010
Assets
Current:
Cash and cash equivalents	$287	$3,235
Accounts receivable, less allowances of $6,637 and $7,798, respectively	23,275	20,214

Inventories, net:
Work in process	930	773
Finished goods	24,084	21,848

Total inventories, net	25,014	22,621
Deferred taxes, current	2,101	2,713
Prepaid and other current assets	1,185	1,150

Total current assets	51,862	49,933

Property, plant and equipment, at cost:
Land and buildings	29	29
Machinery, equipment and software	2,541	2,411
Leasehold improvements	955	904

Total property, plant and equipment at cost	3,525	3,344
Less accumulated depreciation	2,550	2,212

Total property, plant and equipment, net	975	1,132
Deferred taxes, noncurrent	2,258	2,118
Other assets	2,547	2,905

Total noncurrent assets	5,780	6,155

Total Assets	$57,642	$56,088

Liabilities
Current:
Note payable to bank	$669	$5,287
Current portion of long-term obligations	1,967	711
Accounts payable	4,253	4,151
Accrued employee compensation	2,564	1,748
Accrued royalties payable	1,263	1,583
Income taxes payable	772	761
Other current liabilities	1,448	1,572

Total current liabilities	12,936	15,813

Total long-term obligations, net of current portion	5,330	6,584

Total Liabilities	18,266	22,397

Commitments and contingencies (Note H)
Stockholders’ Equity
Preferred stock, par value $1.00 Authorized - 300,000 shares	—	—
Common stock, par value $.10 Authorized — 43,000,000 shares
Issued - 6,429,095 shares	642	642
Capital in excess of par value	2,858	2,605
Retained earnings	39,368	33,430
Accumulated other comprehensive loss	(907)	(696)
Treasury stock at cost – 874,843 and 800,350 shares, respectively	(2,585)	(2,290)

Total Stockholders’ Equity	39,376	33,691

Total Liabilities and Stockholders’ Equity	$57,642	$56,088

The accompanying notes are an integral part of the financial statements.

Swank, Inc.

Statements of Income

For the Years Ended December 31,

(In thousands, except share and per share data)

	2011	2010
Net sales	$138,620	$132,702
Cost of goods sold	92,158	90,161
Costs associated with termination of Style 365 agreement	—	1,492

Total cost of goods sold	92,158	91,653

Gross profit	46,462	41,049
Selling and administrative expenses	36,323	34,541

Income from operations	10,139	6,508
Interest expense	340	422

Income before provision for income taxes	9,799	6,086
Provision for income taxes	3,861	1,912

Net income	$5,938	$4,174

Share and per share information:
Weighted average common shares outstanding – basic and diluted	5,602,362	5,664,236
Basic and diluted net income per common share	$1.06	$.74

The accompanying notes are an integral part of the financial statements.

Swank, Inc.

Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For the Years Ended December 31, 2011 and 2010	Common Stock, Par Value $.10		Capital in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity	Income (loss)
Balance, December 31, 2009	6,418,789	$642	$2,322	$29,256	$(493)	752,489	$(2,143)	$29,584

Net income				4,174				4,174	$4,174
Stock-based compensation expense			253					253
Common stock repurchased						47,861	(147)	(147)
Issuance of common stock in lieu of cash compensation	10,309	—	30					30

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax of $132					(203)			(203)	(203)

Total comprehensive income									$3,971

Balance, December 31, 2010	6,429,095	$642	$2,605	$33,430	$(696)	800,350	$(2,290)	$33,691

Net income				5,938				5,938	$5,938
Stock-based compensation expense			253					253
Common stock repurchased						74,493	(295)	(295)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax of $141					(211)			(211)	(211)

Total comprehensive income									$5,727

Balance, December 31, 2011	6,429,095	$642	$2,858	$39,368	$(907)	874,843	$(2,585)	$39,376

The accompanying notes are an integral part of the financial statements.

Swank, Inc.

Statements of Cash Flows

(Dollars in thousands)

For the Years Ended December 31,

	2011	2010
Cash flows from operating activities:
Net income	$5,938	$4,174
Adjustments to reconcile net income to net cash provided by (used in) operations:
Provision for (recoveries from) bad debt	(55)	210
Depreciation and amortization	370	353
Stock-based compensation expense	253	253
Proceeds from life insurance	203	390
Decrease (increase) in deferred income tax, net of allowance	472	(447)

Changes in assets and liabilities:
(Increase) in accounts receivable	(3,006)	(4,101)
(Increase) decrease in inventories	(2,393)	1,124
Decrease in prepaid and other assets	156	37
Increase (decrease) in accounts payable, accrued and other liabilities	1,744	(4,112)
(Decrease) Increase in other long-term obligations and deferred credits	(1,413)	381

Net cash provided by (used in) operations	2,269	(1,738)

Cash flows from investing activities:
Capital expenditures	(190)	(569)
Premiums on life insurance	(114)	(169)

Net cash (used in) investing activities	(304)	(738)

Cash flows from financing activities:
Borrowings under revolving credit agreements	75,089	86,590
Payments of revolving credit obligations	(79,707)	(81,303)
Treasury stock repurchased	(295)	(147)

Net cash (used in) provided by financing activities	(4,913)	5,140

Net increase in cash and cash equivalents	(2,948)	2,664
Cash and cash equivalents at beginning of year	3,235	571

Cash and cash equivalents at end of year	$287	$3,235

Cash paid during the year for:
Interest	$340	$422
Income taxes	$3,657	$2,874

Non-cash transactions during the period:
Issuance of common stock in lieu of cash compensation	$—	$30

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

A.	The Company

The Company is engaged in the importation, sale and distribution of men’s belts, leather accessories, suspenders, and men’s jewelry and women’s accessories, principally belts. These products are sold both domestically and internationally, principally through department stores, and also through a wide variety of specialty stores and mass merchandisers. The Company also operates two factory outlet stores primarily to distribute excess and out of line merchandise.

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

Allowances for Accounts Receivable

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The provisions (recoveries) for bad debts in 2011 and 2010 were $(55,000) and $210,000, respectively.

Concentration of Credit Risk

We sell products primarily to major retailers within the United States. In each of fiscal 2011 and 2010, our three largest customers were Macy’s, Inc. (“Macy’s), Kohl’s Corporation (“Kohl’s”), and The TJX Companies (“TJX”). These three customers combined accounted for approximately 36% and 39% of trade receivables (gross of allowances) at December 31, 2011 and 2010, respectively.

During 2011, net sales to Macy’s, Kohl’s, and TJX accounted for approximately 18%, 14%, and 10%, respectively, of our total net sales. In fiscal 2010, Macy’s, Kohl’s, and TJX accounted for approximately 16%, 15% and 9%, respectively, of our total net sales. No other customer accounted for more than 10% of net sales during either of our last two fiscal years. Exports to foreign countries accounted for approximately 8% and 7% of net sales in fiscal year 2011 and 2010, respectively. During the normal course of business, we are exposed to interest rate change market risk with respect to borrowings under our 2004 Loan Agreement. The seasonal nature of our business typically requires that we build inventories during the course of the year in anticipation of heavy shipments to retailers during the upcoming holiday season. Accordingly, our revolving credit borrowings generally peak during the third and fourth quarters. Therefore, a sudden increase in interest rates (which under our 2004 Loan Agreement is presently the prime rate plus a margin of .25% or LIBOR plus a margin of 2.00%) may, especially during peak borrowing periods, have a negative impact on short-term results. We are also theoretically exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of December 31, 2011 and 2010. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 and $12,000 at December 31, 2011 and 2010, respectively.

Advertising Costs

We charge advertising costs to expense as they are incurred. Total expenditures charged to advertising expense during 2011 and 2010 were $2,909,000 and $3,228,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs as part of selling expenses in our statement of income. Total shipping and handling costs were $6,973,000 and $6,990,000 for 2011 and 2010, respectively.

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

Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized. When necessary, a valuation allowance is recorded to reflect the estimated realization of the deferred tax asset.

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10. ASC 740-10 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with ASC 740-10, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The adoption of this guidance had no effect on our financial conditions, results of operations, or cash flow at December 31, 2011.

Share-Based Compensation

In December 2004, the FASB issued ASC 718-10 (formerly Statement of Financial Accounting Standard No. 123 (revised 2004, “SFAS 123R”)), “Share-Based Payment.” ASC 718-10 addresses the accounting for share-based payments to employees, including grants of employee stock options. We adopted ASC 718-10 under the modified prospective method effective January 1, 2006. Under that method, compensation cost is recognized for share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10. No stock options were granted during either 2011 or 2010 (see Note G).

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

	Year Ended December 31,
	2011	2010
Numerator:
Net income as reported	$5,938	$4,174

Denominator:
Shares used in computing basic and diluted net income per weighted average common share outstanding	5,602,362	5,664,236

Basic and diluted net income per weighted average common share outstanding	$1.06	$.74

As of both December 31, 2011 and 2010, options to purchase 375,000 shares were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Reporting comprehensive income (loss) requires that certain items recognized under accounting principles generally accepted in the United States as separate components of stockholders’ equity be reported as comprehensive income (loss) in an annual financial statement that is displayed with the same prominence as the other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in excess of par value in the equity section of the balance sheet. Our reportable other comprehensive loss was $211,000 and $203,000 in 2011 and 2010, respectively. Comprehensive losses in these years resulted primarily from adjustments associated with unrecognized actuarial gains and losses relating to our defined benefit plan.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective prospectively for fiscal years, and interim periods within those years beginning after December 12, 2011. We do not expect the adoption of ASU 2011-04 will have a material impact on our financial condition, results of operations or cash flow.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this update defer certain provisions of ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), including the requirement to present reclassified adjustments separately with their respective components of net income and other comprehensive income. During the deferral period, the existing requirements for reclassification adjustments on the face of the financial statement in which comprehensive income is reported or disclosed in the notes to the financial statements remain applicable. The amendments in this accounting standard update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flow.

C.	Short-Term Borrowings

(Dollars in thousands)
	2011	2010
At December 31:
Total line	$32,000	$32,000
Weighted average interest rate	3.75%	3.75%
For the year:
Monthly average borrowing outstanding	6,127	8,587
Maximum borrowing outstanding at any month end	16,895	15,100
Monthly interest rate (weighted average)	3.82%	3.81%
Balance outstanding at December 31	669	5,287

The average amounts outstanding and weighted average interest rates during each year are based on average monthly balances outstanding under our revolving credit facility for seasonal working capital needs.

The Company’s revolving credit line is provided by Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, Inc.) (“WFF”) under a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the “2004 Loan Agreement”). On March 7, 2012, we entered into an Eighth Amendment (the “Eighth Amendment”) to the 2004 Loan Agreement. Among other things, the Eighth Amendment reduces the interest rate payable on advances under the Loan and Security Agreement that bear interest at the prime or LIBOR rate, revises collateral reporting requirements, defines certain circumstances under which the Company is not subject to certain of the cash management control requirements of the 2004 Loan Agreement, and extends the maturity date of the 2004 Loan Agreement from June 29, 2012 to June 30, 2013. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.’s prime lending rate plus .25% or at WFF’s LIBOR rate plus 2.00%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (except that for the period January 1 through June 30 of each year, the amount used in the calculation of the unused line fee is $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. At December 31, 2011 and 2010, we had available lines of $26,004,000 and $18,577,000, respectively. As of December 31, 2011, we were in compliance with all covenants contained within the 2004 Loan Agreement.

In the ordinary course of business we may, from time to time, be contingently liable for performance under letters of credit. We had no outstanding letters of credit at December 31, 2011 or December 31, 2010. We are required to pay a quarterly fee equal to 2.0% per annum on outstanding letters of credit.

D.	Income Taxes

The components of income taxes are as follows:

For each year ended December 31, (Dollars in thousands)
	2011	2010
Provision (benefit) for income taxes:
Currently payable:
Federal	$2,680	$2,329
State	709	30
Deferred:
Federal	413	(399)
State	59	(48)

	$3,861	$1,912

Deferred tax provision (benefit):
Deferred compensation	$—	$—
Accounts receivables reserves	588	(429)
Inventory capitalization	(49)	47
Deferred rent incentive	30	(130)
Environmental costs	6	(25)
Minimum pension adjustment	(83)	(133)
Postretirement benefits	(35)	(39)
Inventory Reserves	42	(32)
State NOL carryforwards	9	26
Depreciation	(101)	249
Other items	2	3
Valuation allowance	63	16

	$472	$(447)

A reconciliation of the Company’s effective income tax rate is as follows:
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.2	5.4
State tax adjustments	—	(7.1)
Valuation allowance	0.6	0.1
Other items, net	(0.4)	(1.0)

Effective income tax rate	39.4%	31.4%

Components of the net deferred tax asset:
Deferred tax assets:
Accounts receivable reserves	$875	$1,463
Deferred Incentive Rent	100	130
Inventory capitalization	729	680
Postretirement benefits	2,156	2,121
Inventory reserves	134	176
Workman’s compensation	—	9
State NOL carryforwards	279	288
Environmental costs	(164)	(158)
Minimum pension adjustment	448	365
Other	185	178

Gross deferred asset	4,742	5,252
Deferred tax liabilities:
Depreciation	(104)	(205)
Valuation allowance	(279)	(216)

Net deferred tax asset	$4,359	$4,831

In accordance with the criteria established in ASC 740-10 (formerly Statement of Financial Accounting Standards No. 109), “Income Taxes”, we regularly assess the status of our valuation allowance, if any, based upon a number of factors including future reversals of existing taxable temporary differences which would enable us to offset gross deferred tax assets against gross deferred tax liabilities; the availability of taxable income in carry-back prior years (if carry-back is permitted under the tax law); tax planning strategies; and projections of future taxable income exclusive of reversing temporary differences and carry-forwards. As a result of our evaluations at December 31, 2011 and 2010, we recorded valuation allowances of $279,000 and $216,000, respectively, against our deferred tax assets in connection with state net operating loss carryforwards which are not expected to be fully realized.

During 2010, we received net state income tax refunds of approximately $530,000 related to prior year tax filings which reduced the effective tax rate for 2010. At December 31, 2011, we have remaining state net operating loss carryforwards of approximately $3,625,000 which expire through 2022. These loss carryforwards are available to reduce state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As described above, at December 31, 2011 we recorded a valuation allowance of $279,000 against our deferred tax asset in connection with these state carryforwards.

We adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), “Income Taxes”, on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements. In accordance with ASC 740-10, we have elected to accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Upon adoption on January 1, 2007 and as of December 31, 2011, we had no unrecognized tax benefits recorded. We do not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2011 will significantly change within the next 12 months.

E.	Long-Term Obligations

Long-term obligations at December 31 are as follows:

(Dollars in thousands)
	2011	2010
Postretirement benefits (See Note F)	$5,459	$5,370
Environmental liabilities (See Note H)	1,586	1,595
Obligation on property sublease and deferred rent	252	330
		—

Total long-term obligations, including current portion	7,297	7,295
Less current portion	(1,967)	(711)

Total long-term obligations	$5,330	$6,584

F.	Employee Benefits

Effective January 1, 1994, we amended and restated the Swank, Inc. Employees’ Stock Ownership Plan in a merger with the Swank, Inc. Employees’ Stock Ownership Plan No. 2 and the Swank, Inc. Savings Plan. The combined plans became The New Swank, Inc. Retirement Plan, which the Company further amended and restated as of January 1, 2011 (the “Plan”). The Plan incorporates the characteristics of the three predecessor plans, covers substantially all full time employees and reflects management’s continued desire to provide added incentives and to enable employees to acquire shares of our common stock. The cost of the Plan has been borne by the Company.

The savings (401(k)) component of the Plan provides employees an election to reduce taxable compensation through contributions to the Plan. Matching cash contributions from the Company are determined annually at the discretion of the Board of Directors. Shares of Common Stock acquired by the stock ownership component of the Plan are allocated to participating employees to the extent of contributions to the Plan, as determined annually at the discretion of the Board of Directors, and are vested on a prescribed schedule. Expenses associated with contributions to the Plan were $301,000 for both 2011 and 2010. At December 31, 2011 and 2010, the Plan held a total of 1,972,555 and 2,081,685 shares, respectively, of our outstanding common stock. There were no unallocated shares held by the Plan at December 31, 2011. From time to time, we make loans to the Plan at an interest rate equal to the Prime lending rate plus two percentage points per annum to provide the Plan with liquidity, primarily to enable the Plan to make distributions of cash rather than shares to former employees. There were no outstanding obligations due from the Plan at December 31, 2011 or December 31, 2010.

In October 1999, the Plan’s 401(k) Savings and Stock Ownership Plan Committee authorized the repurchase by the Plan of up to 600,000 shares of the Company’s common stock. Purchases are made at the discretion of the Plan’s trustees from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. Repurchases are intended to be financed by the Plan with its own funds and from any future cash contributions made by us to the Plan. Shares acquired will be used to provide benefits to employees under the terms of the Plan. Since the repurchase plan was authorized in October 1999, the Plan has repurchased 112,455 shares. The Plan purchased no shares under this purchase authorization during either 2011 or 2010.

We provide postretirement life insurance, supplemental pension and medical benefits for certain groups of active and retired employees. The postretirement medical plan is contributory, with contributions adjusted annually; the death benefit is noncontributory. We recognize the cost of postretirement benefits over the period in which they are earned and amortize the transition obligation for all plan participants on a straight-line basis over a 20-year period which began in 1993.

The following table sets forth a reconciliation of the beginning and ending balances of our postretirement benefit obligations:

For each year ended December 31, (Dollars in thousands)
	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year:	$5,370	$5,272
Service cost	12	12
Interest cost	256	277
Participants’ contributions	—	—
Amendments	—	—
Actuarial (gain) loss	346	455
Benefits paid	(525)	(646)

Benefit obligation at end of year (1)	$5,459	$5,370

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	525	646
Participants’ contributions	—	—
Benefits paid	(525)	(646)

Fair value of Plan assets at end of year	$—	$—

Funded status	$(5,459)	$(5,370)
Unrecognized actuarial (gain) loss (2)	1,042	712
Unrecognized transition obligation (2)	92	211

Accrued benefit cost	$(4,325)	$(4,447)

(1)	Amounts totaling $532,000 and $476,000 have been included in current portion of long-term obligations as of December 31, 2011 and 2010, respectively. The remaining balance has been included in long-term obligations as set forth in Note E.
(2)	These amounts are included in accumulated other comprehensive (loss), net of tax, on the balance sheets, and have not yet been recognized as components of net periodic benefit cost.

In 2012, we expect to recognize $92,000 of the unrecognized transition obligation and $55,000 of the unrecognized actuarial loss in net periodic pension cost.

The weighted-average discount rate used in determining the accumulated benefit obligations was 4.0% and 5.0% at December 31, 2011 and 2010, respectively. For measurement purposes, a 7.5% annual rate of increase is assumed for 2011 in both the per capita cost of covered Medicare Part B health care benefits and AARP Medicare Supplemental Coverage. This rate is assumed to decrease gradually for both programs to 5.00% by 2018 and remain at that level thereafter. As of the current valuation date, all participants in the Pre-65 Continuation of Medical Coverage program are age 65 or older, therefore, no valuation is presented.

Net periodic postretirement cost for fiscal 2011 and 2010 included the following components:

For each year ended December 31, (Dollars in thousands)
	2011	2010
Service cost	$12	$12
Interest cost	256	277
Recognized actuarial loss	16	—
Amortization of transition obligation	119	120

Net periodic benefit costs included in selling and administrative expenses	$403	$409

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point decrease in assumed health care cost trend rates would decrease the total of service and interest cost by $2,000 and the postretirement benefit obligation by $28,000 respectively, while a one-percentage point increase would increase the total of service and interest cost by $2,000 and the postretirement benefit obligation by $30,000.

We use loans against the policy cash values to pay part or all of the annual life insurance premiums, except for the variable life insurance policies. The life insurance policies state that we have the legal right of offset. The aggregate gross cash surrender value of all policies was approximately $3,774,000 and $4,445,000 at December 31, 2011 and 2010, respectively, which is included in other assets, net of policy loans aggregating approximately $1,227,000 and $1,553,000, respectively. We presently have no intention of repaying any policy loans and expect that they will be liquidated from future death benefits or by surrender of the policies. Interest on policy loans amounted to approximately $60,000 and $79,000 in 2011 and 2010, and is included in the net costs of the various plans described above. The weighted average interest rate on policy loans was 5.25% and 4.6% at December 31, 2011 and 2010, respectively.

No cash contributions in 2012 are expected to be made to the benefit plans other than funding current benefit payments.

The following benefit payments, which reflect future service as appropriate, are expected to be paid in connection with our postretirement benefit obligation. The benefit payments are based on the same assumptions used to measure our benefit obligations at December 31, 2011.

(Dollars in thousands)	Future Benefit
Fiscal year ended December 31,	Payments
2012	$532
2013	418
2014	416
2015	412
2016	404
2017 through 2021	1,775

G.	Stock Awards

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

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives. Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning, in the aggregate, greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. We believe that the significant improvement in the Company’s financial condition during the past several years makes share prices prior to December 2004 not meaningful as indicators of expected future volatility. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to ASC 718-10 (formerly SFAS 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation.” The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. ASC 718-10 requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date. The 1998 Plan expired by its terms in 2008 and no awards under that plan were granted during either 2011 or 2010.

There were no stock options exercised and the Company did not recognize any related tax benefits during 2011 or 2010. During each of 2011 and 2010, we recognized $253,000 in compensation expense related to the 2008 grant. As of December 31, 2011 and 2010, there was $43,000 and $296,000, respectively, in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 that is expected to be recognized over the remaining vesting period of the grant.

The following table summarizes stock option activity for the years 2011 and 2010:

	Option Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	376,667	$5.19

Expired	1,667	$1.60

Outstanding at December 31, 2010	375,000	$5.21

Outstanding at December 31, 2011	375,000	$5.21

Options outstanding as of December 31, 2011 were as follows:

Exercise Price	Shares	Weighted Average Life (Years)	Weighted Average Price	Shares Exercisable	Weighted Average Price
$5.05 - $5.56	375,000	1.17	$5.21	281,250	$5.21

A summary of option activity under the stock-based compensation plans as of December 31, 2011 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value * (000s)
Outstanding at December 31, 2010	375,000	$5.21	2.16	$—

Outstanding at December 31, 2011	375,000	$5.21	1.17	$—

Vested or expected to vest at December 31, 2011	281,250	$5.21	1.17	$—

Exercisable at December 31, 2011	281,250	$5.21	1.17	$—

*	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the market value of our common stock and the exercise price of the underlying options.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace our previous plans that had expired by their terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. During 2010 and 2009, we granted aggregate stock awards of 10,306 shares and 33,410 shares (net of shares withheld in connection with income tax and other withholdings), respectively, to certain key employees in lieu of cash bonuses earned during fiscal 2009 and 2008. We recorded compensation expense of $50,000 and $60,000 representing the grant-date fair value of the awards in our 2009 and 2008 statements of income, respectively. The grant-date fair value was determined using the closing price of our common stock as quoted on yahoo.com as of the date of grant. There were no stock awards granted during 2011.

H.	Commitments and Contingencies

We lease certain of our warehousing, sales and office facilities, automobiles and equipment under non-cancelable long-term operating leases. Certain of the leases provide renewal options ranging from one to ten years and escalation clauses covering increases in various costs. Total rental expense amounted to $2,372,000 and $2,362,000 in 2011 and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

(Dollars in thousands)
2012	$1,420
2013	1,405
2014	1,337
2015	1,285
2016	1,250
Thereafter	3,020

Total minimum payments	$9,717

We have exclusive licenses to various patents, trademarks, trade names and copyrights in the United States and, in some instances, in certain other jurisdictions. Our “Kenneth Cole”, “Tommy Hilfiger”, “Nautica”, “Geoffrey Beene”, “Tumi”, “Guess?”, “Chaps”, “Pierre Cardin”, “Donald Trump”, “Buffalo David Bitton”, and “US Polo Association” licenses collectively may be considered material to our business. At December 31, 2011, we are obligated to pay minimum royalty and advertising under certain license agreements as follows: 2012 - $10,011,000; 2013 - $9,899,000; - 2014 - $6,591,000; and 2015 - $769,000. In connection with the Merger, we entered into an amendment to our license agreement with Nautica, effective upon the completion of the Merger, pursuant to which, among other things, the

Nautica license will be extended to December 31, 2016. Our license agreements generally require us to provide various forms of advertising and promotional support determined as a percentage of annual net sales of licensed merchandise and licensors generally retain audit rights for a specified period. We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $51,000 and $98,000 for the years ended December 31, 2011 and 2010, respectively. We regularly assess the status of our license agreements and anticipate renewing those contracts expiring in 2012, subject to the negotiation of terms and conditions satisfactory to us.

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

EPA estimates the total cost of remediation at the Site to be approximately $43,000,000, which includes two response actions at the site. The first action, managed by the U.S. Army Corps of Engineers and which is in process, is designed to remove radiological contamination. The second action, led by EPA, is designed to remove non-radioactive contamination. The PRP Group members that did not generate radioactive materials, including us, should not be responsible for participating, financially or otherwise, in the first response action. The second phase of the remediation would commence after the first phase has been completed (which we expect no earlier than the fourth quarter of 2012). Based on information we have received from the PRP Group, the expected costs to complete the RD/RA will be in the range of $13,000,000 to $18,000,000. We believe that this matter will not have a material adverse effect on our operating results, financial condition or cash flow, and that we have adequately reserved for the potential costs associated with this site. At December 31, 2011 we had accrued $1,518,000 for potential costs associated with this site.

In September 1991, we signed a judicial consent decree relating to the Western Sand and Gravel site located in Burrillville and North Smithfield, Rhode Island. The consent decree was entered on August 28, 1992 by the United States District Court for the District of Rhode Island. The most likely scenario for remediation of the ground water at this site is through natural attenuation, which will be monitored until 2017. The estimated cost of remediation by natural attenuation through 2017 is approximately $1,500,000. Based on current participation, the Company’s share of these costs is approximately $134,000 with a remaining liability of approximately $68,000 which is accrued as of December 31, 2011. We believe that the cost of remediation of this site will not have any material adverse effect on our operating results, financial condition or cash flow based on the results of periodic tests conducted at the site, and that we have adequately reserved for the potential costs associated with this site.

The estimated liability for costs associated with environmental sites is included in long-term obligations in the accompanying balance sheets (See Note E), exclusive of currently payable amounts of approximately $1,435,000 and $234,000 included in other current liabilities in 2011 and 2010, respectively. These amounts have not been discounted. We believe that the accompanying financial statements include adequate provision for environmental exposures.

In the ordinary course of business, we may, from time to time, be contingently liable for performance under letters of credit. No letters of credit were outstanding at either December 31, 2011 or December 31, 2010. We are required to pay a monthly fee presently equal to 2.0% per annum on the outstanding letter of credit.

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

Substantial expenditures for advertising and promotion are considered necessary to maintain and enhance our business and, as described in Note H to the financial statements, certain license agreements require specified levels of spending. We charge advertising costs to expense as they are incurred. Total expenditures charged to advertising and promotion expense, exclusive of cooperative advertising and display expenditures, during 2011 and 2010 were $2,909,000 and $3,228,000, respectively.

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

•

Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our cash and cash equivalents consist of cash on deposit at various financial institutions. Included on the balance sheet in prepaid and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 and $12,000 at December 31, 2011 and 2010, respectively.

K.	Disclosures About Segments of an Enterprise and Related Information

We follow ASC 280-10 (formerly SFAS No. 131), “Segment Reporting”, which establishes standards for the way that public business enterprises report information about operating segments. Operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance. We are engaged in one business, the sale of men’s and women’s accessories consisting of belts, wallets and other small leather goods, suspenders and jewelry. Our company and our customer relationships are organized around this one business segment. Our products are sold principally through department stores and to a lesser extent, through specialty stores and mass merchandisers.

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

(Dollars in thousands except per share data)	Quarter ending
	Mar 31	Jun 30	Sep 30	Dec 31

2011
Net sales	$26,084	$32,162	$33,415	$46,959
Gross profit	8,229	10,975	10,486	16,772
Net income (loss)	32	1,449	1,018	3,439
Net income (loss) per common share – basic	.01	.26	.18	.61
Net income (loss) per common share – diluted	.01	.26	.18	.61

2010
Net sales	$25,655	$29,420	$32,595	$45,032
Gross profit	6,773	8,636	10,228	15,412
Net income (loss)	(457)	(61)	1,129	3,563
Net income (loss) per common share – basic	(.08)	(.01)	.20	.63
Net income (loss) per common share – diluted	(.08)	(.01)	.20	.63

M.	Related Party Transactions

John Tulin, our Chairman and Chief Executive Officer, has three family members who are employed by us in various positions and are compensated for services rendered by them to us.

We also pay a percentage of net sales to a consulting firm controlled by one of our directors in connection with certain license agreements which that firm introduced to us. Royalty payments made by us in connection with this agreement were approximately $51,000 and $98,000 for the years ended December 31, 2011 and 2010, respectively.

L.	Subsequent Events.

On February 3, 2012, we entered into an agreement and plan of merger (the “Merger Agreement”) with Randa Accessories Leather Goods, LLC, a Delaware limited liability company (“Randa”), Swing Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Randa (“Intermediate Sub”), and Swing Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Intermediate Sub (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into us. If the Merger is completed, each share of our common stock, $.10 par value per share (the “Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, other than treasury shares, any shares owned by Randa, Intermediate Sub, Merger Sub or any other direct or indirect subsidiary of Randa, and shares owned by stockholders who have properly demanded and not effectively withdrawn or lost appraisal rights in accordance with applicable law, will be converted into the right to receive $10.00 in cash, without interest and less any applicable withholding taxes. On March 28, 2012, we filed a revised Preliminary Proxy Statement on Schedule 14A with the SEC relating to the proposed special meeting of our stockholders to consider and vote on a proposal to adopt the Merger Agreement.

The consummation of the Merger is subject to certain conditions, including, without limitation, (i) the adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote thereon; (ii) the holders of not more than 15% of the Common Stock outstanding have properly exercised (and not withdrawn) appraisal rights in accordance with applicable law; (iii) the termination of the Rights Agreement, dated as of November 11, 2009, between the Company and American Stock Transfer and Trust Company LLC; (iv) since the date of the Merger Agreement a Material Adverse Effect (as defined in the Merger Agreement) has not occurred; (v) certain schedules to the Merger Agreement have been updated by us; and (vi) the absence of any law or order prohibiting or otherwise making illegal the Merger, the transactions contemplated by the Merger Agreement, or the debt financing in connection with the Merger and any alternative financing in connection with the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (a) the accuracy of the representations and warranties made by the other party to the Merger Agreement, subject to customary materiality qualifiers, and (b) the compliance by the other party with its obligations and pre-closing covenants thereunder, subject to customary materiality qualifiers.

Under the terms of the Merger Agreement, we and our representatives had the right to solicit and encourage alternative acquisition proposals from third parties until 11:59 p.m., New York City time, on March 9, 2012, a period of 35 calendar days after the execution of the Merger Agreement. During the “go-shop” period, at the direction of our board of directors, representatives of Financo, Inc., our financial advisor (“Financo”), contacted a total of 76 potential acquirers, composed of 28 strategic parties and 48 financial parties, that we and Financo believed might have been interested in a possible alternative transaction to the Merger. As a result of these efforts, we received an alternative acquisition proposal from a third party to acquire all of the outstanding shares of our Common Stock (the “Acquisition Proposal”). Our board of directors has determined in good faith, after consultation with our outside financial and legal advisors, that the Acquisition Proposal is reasonably likely to result in a “Superior Proposal,” as such term is defined in the Merger Agreement, and the third party which submitted the Acquisition Proposal has qualified as an “Excluded Party,” as such term is defined in the Merger Agreement. By determining that the third party that submitted the Acquisition Proposal is an Excluded Party, we may, subject to certain conditions, continue to furnish information and engage in further discussions and negotiations with such party. The Acquisition Proposal is subject to several conditions, including completion of due diligence and the negotiation of a mutually acceptable definitive agreement. Accordingly, there can be no assurance that the Acquisition Proposal will ultimately lead to a Superior

Proposal as discussions and negotiations with the Excluded Party could terminate at any time. Our board of directors has not determined that the Acquisition Proposal constitutes a Superior Proposal under the Merger Agreement and our board of directors has not changed its recommendation with respect to the Merger with Randa pursuant to the Merger Agreement.

If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Randa a termination fee of $2,000,000 (or, if the Merger Agreement is terminated by the Company in order to enter into a definitive agreement in connection with the “go shop” process, $1,720,000).

The Company’s revolving credit line is provided by the 2004 Loan Agreement as more fully described above in Note C. On March 7, 2012, we entered into an Eighth Amendment dated as of March 7, 2012 (the “Eighth Amendment”) to the 2004 Loan Agreement. Among other things, the Eighth Amendment reduces the interest rate payable on advances under the 2004 Loan Agreement that bear interest at the prime or LIBOR rate, revises collateral reporting requirements, defines certain circumstances under which the Company is not subject to certain of the cash management control requirements of the 2004 Loan Agreement, and extends the maturity date of the 2004 Loan Agreement from June 29, 2012 to June 30, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2011 of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 are effective in accumulating and communicating to them material information relating to the Company required to be included in reports that we must file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

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

Management assessed our internal control over financial reporting as at December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control—Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as at December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Title

John Tulin	65	Chairman of the Board, Chief Executive Officer and Director

James E. Tulin	60	Senior Vice President - Merchandising and Director

Paul Duckett	71	Senior Vice President - Distribution and Retail Store Operations

Melvin Goldfeder	75	Senior Vice President - Special Markets Division

Jerold R. Kassner	55	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Eric P. Luft	56	President and Director

There are no family relationships among any of the persons listed above or among such persons and the directors of the Company except that John A. Tulin and James E. Tulin are brothers.

John Tulin has been the Company’s Chief Executive Officer since October 1995, and was elected to the additional office of Chairman of the Board in March 2007. Mr. Tulin joined us in 1971, was elected a Vice President in 1974, Senior Vice President in 1979, Executive Vice President in 1982 and served as our President from October 1995 to March 2007. He has served as a director since 1975. Mr. Tulin brings to the Board a unique understanding of our business, history and long-term strategic plans as a result of his more than 40 years of service to our Company. Through his various leadership roles at the Company, including as our Chief Executive Officer for more than the last 16 years, Mr. Tulin has gained a deep knowledge of all aspects of our business and of the retail and accessories industries, and has played the leading role in developing and maintaining the Company’s relationships with its licensors. Mr. Tulin holds a bachelor’s degree from Colgate University and a law degree from Georgetown University.

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

Eric P. Luft was elected President in March 2007. Mr. Luft served as a Divisional Vice President of the Men’s Products Division from June 1989 until January 1993, when he was elected a Senior Vice President, and he served as Senior Vice President-Men’s Division from October 1995 until his election as President in March 2007. Mr. Luft became a director in December 2000. Mr. Luft has long experience in the accessories industry, including over 15 years of executive level service to our Company where, as our President, he has primary responsibility for the merchandising and sale of men’s products. Mr. Luft is a primary contact with our key customers, and provides the Board with keen insight into our merchandising and marketing efforts.

Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

Directors

Our Board of Directors consists of John Tulin, James E. Tulin, Eric P. Luft, John J. Macht and Michael M. Rubin. Information with regard to John Tulin, James E. Tulin and Eric P. Luft is set forth above in this Item 10 under the caption “Executive Officers of the Registrant.” The following sets forth certain information as to Messrs. Macht and Rubin:

John J. Macht, who is 75 years old, has been President of The Macht Group, a marketing and management consulting firm, since its inception in 1983. Mr. Macht became a director in 1995 and is chairman of the Audit Committee. Mr. Macht has more than 40 years of experience in the retail and apparel industry as a senior executive at various retailers including Macy’s where Mr. Macht was a Senior Vice President and General Merchandising Manager. He also brings to the Board valuable business, leadership and management experience having led The Macht Group, which provides innovative marketing solutions and consulting services to companies in the retail and apparel industries, for the past 29 years.

Michael M. Rubin, who is 54 years old, was elected as a director at our annual meeting of stockholders held in August 2007 and is a member of the Audit Committee. Mr. Rubin has been the managing member of mRm & Associates, a management consulting firm, for more than the past five years. Prior to starting mRm & Associates, Mr. Rubin served as a senior financial officer for a number of companies in the apparel and accessories industry. Mr. Rubin is a certified public accountant and an audit committee financial expert under the rules and regulations of the Securities and Exchange Commission. He has served as a consultant to numerous companies, with a focus in the apparel and accessories sectors, where he provided guidance with respect to his clients’ overall operations, including cash and working capital management, internal controls and treasury functions, banking relationships, and business development. Mr. Rubin has also held senior financial positions at a number of companies in the apparel and accessories industry including Donna Karan Company where he was a Vice President and that company’s first Corporate Controller.

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

There were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our registered equity securities, to file initial reports of ownership, and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2011 were timely filed.

Code of Ethics

We have adopted a Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all other persons performing functions similar to those officers from time to time.

Item 11.	Executive Compensation.

Director Compensation

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2011:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (j)
John J. Macht	$116,500	—	—	—	—	$56,160	(1)	$172,660
Michael M. Rubin	$104,000	—	—	—	—	—		$104,000
Raymond Vise	$38,500	—	—	—	—	$2,616	(2)	$41,116

(1)	Under agreements between us and The Macht Group, a marketing and retail consulting firm of which John J. Macht serves as President, The Macht Group is entitled to receive compensation based on net sales of products under license agreements entered into between us and licensors introduced to us by The Macht Group, and in certain instances, based on net sales of specified products. Aggregate compensation earned by The Macht Group under this arrangement during 2011 was $50,712. Mr. Macht also receives reimbursement for travel and related expenses incurred by him in connection with his attendance at board of directors and committee meetings.

(2)	Mr. Vise served as a director of the Company until his death on May 19, 2011.

During 2011, each non-employee director received a director’s fee of $6,000 for each regular meeting of the Board and $4,000 for each Board committee meeting attended by him in person or via teleconference, except that Mr. Macht, Chairman of the Audit Committee, received $6,500 for each committee meeting attended by him.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of John Tulin, our Chairman of the Board and Chief Executive Officer, Eric P. Luft, our President, and James E. Tulin, a Senior Vice President (we call these officers our “Named Officers”):

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)			Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)			Total ($) (j)
John Tulin, Chairman of the Board and Chief Executive Officer	2011 2010	$ $	569,167 526,667	$ $	450,000 200,000		— —	— —	— —	— —	$ $	99,220 92,482	(1)(5) (1)(5)	$ $	1,118,387 819,149

Eric P. Luft, President	2011 2010	$ $	200,000 184,667	$ $	519,302 472,220	(2) (2)	— —	— —	— —	— —	$ $	29,801 35,366	(3)(5) (3)(5)	$ $	749,103 692,253

James E. Tulin, Senior Vice President	2011 2010	$ $	421,667 396,667	$ $	87,000 40,000		— —	— —	— —	— —	$ $	38,697 41,678	(4)(5) (4)(5)	$ $	547,364 478,345

(1)	This amount includes, for fiscal 2011, financial planning services of $10,550, a special allowance of $43,200, travel allowances of $9,000, automobile benefits (which include lease, insurance and maintenance expenses) of $24,391, and premiums paid by the Company on certain life insurance policies owned by the Company, and for fiscal 2010, financial planning services of $8,900 a special allowance of $43,200, travel allowances of $9,000, automobile benefits (which include lease, insurance and maintenance expenses) of $23,858, and premiums paid by the Company on certain life insurance policies owned by the Company.
(2)	This amount includes sales commissions of $447,302 in 2011 and $437,220 in 2010.
(3)	This amount includes automobile benefits of $17,505 in 2011 and $18,378 in 2010.

(4)	This amount includes, for fiscal 2011, automobile benefits of $21,185 and travel allowances of $10,800, and, for fiscal 2010, automobile benefits of $21,287 and travel allowances of $10,800.
(5)	These amounts also include premiums paid by the Company on certain life insurance policies owned by the Company on the lives of the Named Officers and Company matches on deferrals made by the Named Officers to their 401(k) accounts under the Retirement Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options held by the Named Officers at December 31, 2011. No equity incentive plan awards, including SARs, restricted stock, restricted stock units, or similar instruments, were held by the Named Officers at December 31, 2011.

2011 Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
			(#)	($)
(a)	(b)(1)	(c)(1)	(d)	(e)	(f)

John Tulin	48,750	16,250	—	$5.56	2/28/13
Eric P. Luft	37,500	12,500	—	$5.05	2/28/13
James E. Tulin	37,500	12,500	—	$5.56	2/28/13

(1)	On February 28, 2008, John Tulin and James E. Tulin were each awarded stock options for 65,000 and 50,000 shares of our Common Stock, respectively, at an exercise price of $5.56 per share. On that date, Mr. Luft also was granted a stock option for 50,000 shares at an exercise price of $5.05 per share. Each of the option awards vests over a period of four years with 25% of the award vesting on each of the first, second, third, and fourth anniversaries of the grant.

In connection with the Merger, each of John Tulin, Eric P. Luft and James E. Tulin has entered into stock option cancellation agreements (each a “Stock Option Cancellation Agreement” and collectively, the “Stock Option Cancellation Agreements”). Pursuant to their respective Stock Option Cancellation Agreements each of John Tulin, Eric P. Luft and James E. Tulin have agreed, in exchange for the cancellation of his outstanding option to purchase shares of Common Stock granted under our stock award plans, to be paid by the surviving corporation in the Merger, no later than five business days after the effective time of the Merger, an amount in cash equal to the product of (i) the excess, if any, of (x) the merger consideration over (y) the applicable exercise price per share of the Common Stock subject to his option, and (ii) the aggregate number of shares of Common Stock issuable upon exercise of the option.

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

Employment Contracts and Severance Agreements

Existing Arrangements

John Tulin Employment Agreement

We are a party to an amended and restated employment agreement with John Tulin. The original expiration date under this amended and restated employment agreement was December 31, 2009, but on each December 31 during the term, the term was automatically extended so that on that last day of each calendar year, the employment term will be a three calendar year period, unless either we or John Tulin gave the other at least 30 days notice that there will be no extension. The current expiration date under this amended and restated employment agreement is December 31, 2014. Under this amended and restated employment agreement, John Tulin is entitled to receive a minimum annual base salary of not less than $500,000, and such other compensation, if any, as the board of directors shall determine. He is also entitled to (i) participate in the retirement plan and any medical payment, disability, health or life insurance and other benefit plans and arrangements which may be or become available to executive officers of the Company in general; (ii) receive a special annual allowance in the amount of $43,200 which is payable in substantially equal installments in accordance with the Company’s regular pay intervals for its executive officers; (iii) reimbursement of expenses reasonably incurred by him in furtherance of the business of the Company and in the performance of his duties under the amended and restated employment agreement; (iv) receive an automobile leased by the Company; and (v) four weeks vacation each year.

In addition, the agreement provides that for a period of 30 days from and after the occurrence of a Change of Control (as described below in this Item 11 under the caption “Termination Agreements”), John Tulin has the right to terminate his amended and restated employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination. If John Tulin’s amended and restated employment agreement is terminated without cause, and he complies with provisions of his amended and restated employment agreement that requires him to maintain the confidentiality of our trade secrets and confidential information, and restricts him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive a lump sum payment of an amount equal to his base salary through the then applicable expiration date of the amended and restated employment agreement as if no termination had occurred, plus accrued and unpaid bonus compensation, if any. If our agreement with John Tulin is terminated because of his disability, he is entitled to receive a lump sum payment of an amount equal to his average base salary and commission compensation for the three-calendar year period prior to disability, plus accrued but unpaid salary and bonus compensation, if any. If John Tulin dies during the employment term, his legal representatives are entitled to receive a lump sum payment of any amount equal to his base salary through the end of the following calendar year, plus an amount equal to his average base salary and commission compensation for the three-year calendar period prior to his death. Any payments to which Mr. Tulin may be entitled to receive under his Termination Agreement (as defined below) are to be offset by any payments to which he may be entitled under the amended and restated employment agreement in respect of such termination.

Eric P. Luft Employment Agreement

We are a party to an amended and restated employment agreement with Eric P. Luft, pursuant to which Mr. Luft serves as President of the Company. The original expiration date under this amended and restated employment agreement was February 28, 2010, but on each February 28 during the term (or February 29 in the event of a leap year), the term was automatically extended for a one year period, unless either we or Eric Luft gave the other at least 30 days notice that there will be no extension. Under this amended and restated employment agreement, Mr. Luft is entitled to receive a base salary of $200,000 (which may be increased in the discretion of the board of directors at any time and from time to time), and commission compensation equal to the greater of (i) $128,000 and (ii) 0.5% of certain of our domestic net sales, plus such other compensation, if any, as the board of directors shall determine. He is also entitled (1) to participate in the retirement plan and any medical payment, disability, health or life insurance and other benefit plans and arrangements which may be or become available to executive officers of the Company in general; (2) to reimbursement of expenses reasonably incurred by him in furtherance of the business of the Company and in the performance of his duties under the amended and restated employment agreement; (3) to receive an automobile leased by the Company; and (4) to four weeks vacation each year.

In addition, this amended and restated employment agreement also provides that if at any time after a Change of Control (as described below in connection with the Termination Agreements), John Tulin shall no longer be the chief executive officer of the Company, then for a period of 15 days thereafter, Mr. Luft has the right to terminate his amended and restated employment agreement and receive payment of accrued but unpaid base salary and accrued but unpaid commission compensation, if any, through the date of termination of the amended and restated employment agreement. If Mr. Luft’s amended and restated employment agreement is terminated without cause, and he complies with provisions of his amended and restated employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive a lump sum payment of an amount equal to a pro rata portion of $282,000 for the number of months from the preceding March 1 to the last day of the calendar month in which his employment terminates plus an amount equal to the sum of his average base salary and commission compensation for the three-calendar year period ending on December 31 of the year immediately preceding his termination. If this amended and restated employment agreement is terminated because of the disability of Mr. Luft, he is entitled to receive a lump sum payment of an amount equal to his average base salary and commission compensation for the three-calendar year period prior to disability, plus his base salary from the date of termination through the end of the month during which the termination occurs, plus accrued but unpaid salary, commission compensation and bonus compensation, if any. If Mr. Luft dies during the employment term, his legal representatives are entitled to receive a lump sum payment of an amount equal to his average base salary and commission compensation for the three-calendar year period prior to death, plus his base salary from the date of death through the end of the month during which his death occurs, plus accrued but unpaid salary, commission compensation and bonus compensation, if any. Any payments to which Mr. Luft may be entitled to receive under his Termination Agreement are to be offset by any payments to which he may be entitled under the amended and restated employment agreement in respect of such termination.

James E. Tulin Employment Agreement

We are a party to an amended and restated employment agreement, as amended to date, with James E. Tulin, under which he serves as a Senior Vice President of the Company. The current expiration date under this amended and restated employment agreement is December 31, 2012. James Tulin is entitled to receive a minimum annual base salary of $357,000, and such other compensation, if any, as the board of directors shall determine. He is also entitled (i) to participate in the retirement plan and any medical payment, disability, health or life insurance and other benefit plans and arrangements which may be or become available to executive officers of the Company in general; (ii) to reimbursement of expenses reasonably incurred by him in furtherance of the business of the Company and in the performance of his duties under the amended and restated employment agreement; (iii) to receive an automobile leased by the Company at a gross cost to the Company of not more than $1,500 per month; and (iv) to four weeks vacation each year.

In addition, the agreement provides that for a period of 15 days from and after the occurrence of a Change of Control (as described below in connection with his Termination Agreement) and if John Tulin shall no longer be the chairman of the board and chief executive officer of the Company, then James E. Tulin has the right to terminate his amended and restated employment agreement and receive payment of accrued but unpaid base salary and bonus compensation, if any, through the date of termination in addition to any amounts to which he may be entitled under his Termination Agreement (described below). If James E. Tulin’s amended and restated employment agreement is terminated without cause, and he complies with provisions of his amended and restated employment agreement that require him to maintain the confidentiality of our trade secrets and confidential information, and restrict him from soliciting for hire or hiring our employees, or engaging in certain competing businesses and other activities, he will be entitled to receive a lump sum payment of an amount equal to his base salary through the then applicable expiration date of the amended and restated employment agreement as if no termination had occurred, plus accrued but unpaid base salary and bonus compensation, if any. If this amended and restated employment agreement with James E. Tulin is terminated because of his disability, he is entitled to receive a lump sum payment of an amount equal to his base salary from the date of termination through the end of the month during which the termination occurs, plus accrued but unpaid salary and bonus compensation, if any. If James E. Tulin dies during the employment term, his legal representatives are entitled to receive a lump sum payment of an amount equal to his base salary through the end of the month during which death occurs, plus accrued but unpaid bonus compensation, if any. Any payments to which James E. Tulin may be entitled to receive under his Termination Agreement are to be offset by any payments to which he may be entitled under the amended and restated employment agreement in respect of such termination.

Termination Agreements

We are parties to termination agreements with John Tulin, Eric P. Luft and James E. Tulin, as well as certain of our other officers and employees (collectively, the “Termination Agreements”). Each Termination Agreement had a stated termination date of October 31, 2011 (subject to earlier termination as provided therein), but contains an automatic annual one-year extension on each October 31 unless we give 30 days’ written notice prior to the then current expiration date that there will be no extension. The current expiration date is October 31, 2012. In the event of a Change of Control, followed by any of the following events, the officer may within two years thereafter terminate his employment and receive a lump sum cash payment equal to 2.99 times the officer’s “base amount” (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended).

•

the failure to elect or appoint, or re-elect or re-appoint, any such officer, or the removal of any such officer from, his office and/or position with the Company as constituted immediately prior to the Change of Control;

•

a reduction in any such officer’s overall compensation (including any reduction in pension or other benefit programs or perquisites) or a significant change in the nature or scope of the authorities, powers, functions or duties normally attached to any such officer’s position with the Company;

•

a determination by any such officer made in good faith that, as a result of a Change of Control, he is unable to effectively carry out the authorities, powers, functions or duties attached to his position with the Company, and the situation is not remedied within 30 calendar days after receipt by the Company of written notice from any such officer of such determination;

•

a breach by the Company of any provision of the Termination Agreement not covered by the three immediately preceding bullet points, which is not remedied within 30 calendar days after receipt by the Company of written notice from any such employee of such breach;

•

a change in the location at which substantially all of such officer’s duties with the Company are to be performed to a location which is not within a 20-mile radius of the address of the place where any such employee is performing services immediately prior to the Change of Control; and

•	a failure by the Company to obtain the assumption of, and the agreement to perform, the Termination Agreement by any successor company,

A “Change of Control” under each Termination Agreement and amended and restated employment agreement (as described in more detail below) will be considered to have occurred if:

•	there has occurred a change in control as the term “control” is defined in Rule 12b-2 promulgated under the Exchange Act as in effect on the date of the Termination Agreements;

•

when any “person” (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), except for any employee stock ownership plan or trust (or any of the trustees thereof) becomes a beneficial owner, directly or indirectly, of our securities representing twenty-five (25%) percent or more of our then outstanding securities having the right to vote on the election of directors; except that John Tulin’s and James E. Tulin’s respective amended and restated employment agreements each provides that a Change of Control will have occurred when any “person” (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), except for the retirement plan or any employee stock ownership plan or trust (or any of the trustees thereof) or other of our benefit plans, becomes a beneficial owner, directly or indirectly, of our securities representing twenty-five (25%) percent or more of our then outstanding securities having the right to vote on the election of directors;

•

during any period of not more than two (2) consecutive years (not including any period prior to the execution of the Termination Agreements or amended and restated employment agreements), individuals who at the beginning of such period constitute the board of directors, and any new director (other than a director designated by a person who has entered into an agreement with us to effect a transaction described in the other bullet points in this section) whose election by the board or nomination for election by our stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were either directors at the beginning of the period or whose election or nomination for election was previously approved, cease for any reason to constitute at least seventy-five (75%) percent of the entire board of directors;

•

when a majority of the directors elected at any annual or special meeting of stockholders (or by written consent in lieu of a meeting) are not individuals nominated by our incumbent board of directors;

•

our stockholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in the holders of our voting securities outstanding immediately prior thereto being the holders of at least eighty (80%) percent of the voting securities of the surviving entity outstanding immediately after such merger or consolidation;

•	our stockholders approve a plan of complete liquidation of the Company; or

•	our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

No Change in Control will be deemed to have occurred as a result of any event specified in the first five bullet points immediately above if John Tulin shall remain as the chief executive officer of the Company following such event. John Tulin has advised us that he presently intends to continue to serve as the chief executive officer of the surviving corporation immediately after the Merger. Accordingly, under the Termination Agreements and assuming Mr. Tulin actually remains as the chief executive officer of the Company after the Merger, no Change of Control would immediately occur as a result of the Merger and the employees of the Company who are parties to a Termination Agreement would not, at the time of the Merger, immediately be entitled to payment under their respective Termination Agreements.

Amendment and Release Agreements; Release Agreements

John Tulin

We have entered into an amendment and release agreement, effective as of the effective time of the Merger, with John Tulin. The amendment and release agreement amends and modifies John Tulin’s existing relationship with us and his rights upon the occurrence of a Change of Control of us. Pursuant to the amendment and release agreement, the Termination Agreement between Mr. Tulin and us will be terminated as of the effective time of the Merger. In addition, Mr. Tulin’s amendment and release agreement amends his amended and restated employment agreement with the Company to make certain changes, including the following:

•

instead of a three-year term that is subject to annual extension, the term of Mr. Tulin’s amended and restated employment agreement has been reduced at two years and will expire, unless earlier terminated in accordance with its terms, on the second anniversary of the effective date of the Merger and Mr. Tulin will be entitled to receive an annual base salary of $1,100,000;

•	Mr. Tulin will not have the right to terminate his amended and restated employment agreement upon the occurrence of a Change of Control;

•

Mr. Tulin will no longer be entitled to receive any severance payments under his amended and restated employment agreement, including if it is terminated upon his death or disability, but instead he, or in the event of death his legal representatives, will only be entitled to receive accrued but unpaid base salary and bonus compensation, if any through the date of termination;

•	the Company may not terminate Mr. Tulin without cause (as defined in his amended and restated employment agreement);

•

Mr. Tulin will no longer have the right to receive his annual $43,200 special allowance or an automobile leased by the Company or related automobile benefits, although he will continue to be entitled to participate in any medical payment, disability, health or life insurance and other benefit plans and arrangements which may be or become available to executive officers of the Company in general; and

•

Mr. Tulin’s non-competition covenant now expires 18 months after the end of his employment term, except that the non-competition covenant will not be applicable if his employment term is terminated by the surviving corporation without cause.

Eric P. Luft

We also have entered into an amendment and release agreement, effective as of the effective time of the Merger, with Eric P. Luft. The amendment and release agreement amends and modifies Mr. Luft’s existing relationship with us and his rights upon the occurrence of a Change of Control of us. Pursuant to his amendment and release agreement, the Termination Agreement between Mr. Luft and us will be terminated. In addition, Mr. Luft’s amendment and release agreement amends his amended and restated employment agreement with the Company to make certain changes, including the following:

•

instead of a one-year term that is subject to annual extension, the term of Mr. Luft’s amended and restated employment agreement has been fixed at two years and will expire, unless earlier terminated in accordance with its terms, on the second anniversary of the closing date;

•	Mr. Luft will no longer have the right to terminate his amended and restated employment agreement upon the occurrence of a Change of Control;

•

Mr. Luft will no longer be entitled to receive any severance payments under his amended and restated employment agreement, including if it is terminated upon his death or disability but instead he, or in the event of death his legal representatives, will only be entitled to receive accrued but unpaid base salary and bonus compensation, if any, through the date of termination;

•	the Company may not terminate Mr. Luft without cause (as defined in his amended and restated employment agreement); and

•	Mr. Luft’s non-competition covenant now expires one year after the end of his employment term if his employment term is earlier terminated for cause or by Mr. Luft.

James E. Tulin

We have entered into an amendment and release agreement, effective as of the effective time of the Merger, with James E. Tulin. The amendment and release agreement amends and modifies James E. Tulin’s existing relationship with us and his rights upon the occurrence of a Change of Control of us. Pursuant to the amendment and release agreement, the Termination Agreement between James E. Tulin and us will be terminated. In addition, James E. Tulin’s amendment and release agreement amends his amended and restated employment agreement with the Company to make certain changes, including the following:

•	James E. Tulin will no longer have the right to terminate his amended and restated employment agreement upon the occurrence of a Change of Control;

•

James E. Tulin will no longer be entitled to receive any severance payments under his amended and restated employment agreement, including if it is terminated upon his death or disability, but instead he, or in the event of death his legal representatives, will only be entitled to receive accrued but unpaid base salary and bonus compensation, if any, through the date of termination;

•	the Company may not terminate James E. Tulin without cause (as defined in his amended and restated employment agreement); and

•

Mr. Tulin’s non-competition covenant now expires one year after the end of his employment term, except that the non-competition covenant will not be applicable if his employment term is terminated for death or disability.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Ownership of Voting Securities

The following table sets forth information as of March 16, 2012 with respect to each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who we know to be the beneficial owner of more than 5% of the Common Stock, our only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

The New Swank, Inc. Retirement Plan c/o Swank, Inc. 90 Park Avenue New York, NY 10016	1,972,555	(1) (2)	35.5%

Reliance Trust Company 1100 Abernathy Road, NE, Suite 400 Atlanta, Georgia	1,972,555	(3)	35.5%

John Tulin c/o Swank, Inc. 90 Park Avenue New York, NY 10016	651,406	(4)	11.6%

James E. Tulin c/o Swank, Inc. 8800 N. Gainey Center Drive Scottsdale, AZ 85258	361,042	(5)	6.4%

Melvin Goldfeder c/o Swank, Inc. 90 Park Avenue New York, NY 10016	298,222	(6)	5.3%

(1)	This amount includes 830,306 shares of Common Stock allocated to participants’ accounts in the ESOP component of the retirement plan and as to which such participants may direct the trustees of the retirement plan as to voting on all matters.
(2)	This amount also includes 1,018,531 shares of Common Stock allocated to participants’ accounts in the retirement plan as to which participants may direct the trustee of the ESOP component of the retirement plan as to voting only on certain significant corporate events and as to which the trustees may vote on all other matters in their discretion. Shares allocated to such accounts as to which no voting instructions are received are required to be voted in the same proportion as shares allocated to accounts as to which voting instructions are received. This amount also includes 123,718 shares held in accounts under the retirement plan as to which participants may direct the independent trustee of the ESOP component of the retirement plan as to voting on all matters and may be disposed of in the discretion of such trustee.
(3)	Reliance Trust Company is the trustee of the ESOP component of the retirement plan. This amount includes 1,018,531 shares held in accounts as to which the trustee has sole voting power as to certain matters (see footnote 2 above) and 123,718 shares held in accounts under the retirement plan which may be disposed of in the discretion of the trustee (see footnote 2 above).
(4)	This amount includes 1,060 shares owned by John Tulin’s wife. John Tulin disclaims beneficial ownership of the shares held by his wife. This amount also includes 50,729 shares allocated to his accounts under the retirement plan and 65,000 shares which Mr. Tulin has the right to acquire within 60 days of March 16, 2012 upon the exercise of stock options.

(5)	This amount includes 142 shares held by James E. Tulin as custodian for his children, 50,000 shares which Mr. Tulin has the right to acquire within 60 days of March 16, 2012 upon the exercise of stock options, and 55,230 shares allocated to his accounts under the Retirement Plan.
(6)	This amount includes 37,748 shares allocated to his accounts under the retirement plan and 50,000 shares which Mr. Goldfeder has the right to acquire within 60 days of March 16, 2012 upon the exercise of stock options.

Security Ownership of Management

The following table sets forth information at March 16, 2012 as to the ownership of shares of our Common Stock, our only outstanding class of equity securities, with respect to (a) each of our directors, (b) each Named Officer, and (c) all of our directors and executive officers as a group (8 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or such group.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
John J. Macht	5,000		*
John Tulin	651,406	(1)	11.6%
Eric P. Luft	178,379	(2)	3.2%
James E. Tulin	361,042	(3)	6.4%
Michael M. Rubin	—		*
All directors and executive officers as a group (8 persons)	1,796,073	(4)	32.1%

*	Less than one (1%) percent.
(1)	Includes the shares referred to in footnote 4 of the first table above under the caption “Ownership of Voting Securities.”
(2)	Includes an aggregate of 49,379 shares of Company common stock allocated to Mr. Luft’s accounts under the retirement plan and 50,000 shares which Mr. Luft has the right to acquire within 60 days of March 16, 2012 through the exercise of stock options.
(3)	Includes the shares referred to in footnote 5 of the first table above under the caption “Ownership of Voting Securities.”
(4)	Reference is made to footnotes (1) through (3) above. This amount also includes shares of common stock allocated to their respective accounts under the retirement plan and 315,000 shares which the Company’s directors and executive officers have a right to acquire within 60 days of March 16, 2012 through the exercise of stock options.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011 concerning our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	375,000	$5.21	956,284

Equity compensation plans not approved by security holders	—	—	—

Total	375,000	$5.21	956,284

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During 2011 and 2010, we employed Christine Myerson (who is the daughter of John Tulin, our Chairman of the Board and Chief Executive Officer) as Vice President — men’s jewelry. Ms. Myerson is responsible for the development of merchandise design and packaging concepts for our various licensed and private label men’s jewelry collections. Aggregate compensation paid to Ms. Myerson for services rendered to us during 2011 and 2010 amounted to $320,547 and $280,829, respectively.

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

Audit Fees

Aggregate audit fees billed and expected to be billed by BDO USA, LLP (“BDO”) for its audit of our financial statements for the years ended December 31, 2011 and December 31, 2010, for its review of the financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal 2011 and 2010, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal 2011 and 2010, were $236,500 in each year.

Audit-Related Fees

Aggregate fees billed and expected to be billed by BDO for assurance and related services performed by BDO and reasonably related to the audit and review services performed by BDO described above under the caption “Audit Fees” for fiscal 2011 and 2010 totaled $10,000 in each year.

Tax Fees

No income tax compliance or related fees were billed by BDO for either fiscal 2011 or 2010.

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

The following financial statements of the Company are included in Item 8:

Balance Sheets — As of December 31, 2011 and 2010.

Statements of Income — Years ended December 31, 2011 and 2010.

Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) — Years ended December 31, 2011 and 2010.

Statements of Cash Flows — Years ended December 31, 2011 and 2010.

Notes to Financial Statements.

2.	Financial Statement Schedules filed as part of this Report:

The following financial statement schedule and the reports of independent accountants thereon are submitted in response to Item 15(c) of this Annual Report.

Financial Statement Schedule for the years ended December 31, 2011 and 2010.

Schedule II. Valuation and Qualifying Accounts

3.	Exhibits

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of February 3, 2012 among Randa Accessories Leather Goods LLC, Swing Acquisition LLC, Swing Merger Sub, Inc. and the Company. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

3.01	Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5354, is incorporated herein by reference.)

3.02	Amended and Restated By-laws of the Company. (Exhibit 3.02 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)

4.01.01	Rights Agreement dated as of November 11, 2009 between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 1 to the Company’s Registration Statement on Form 8-A dated November 12, 1999, File No. 1-5354, is incorporated herein by reference.)

4.01.02	First Amendment to Rights Agreement dated as of February 3, 2012 and between the Company and American Stock Transfer & Trust Company LLC (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

4.02.01	Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.01 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, File No. 1-5354, is incorporated herein by reference.)

4.02.02	First Amendment dated August 31, 2004 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.03	Second Amendment dated January 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.04	Third Amendment dated September 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.05	Fourth Amendment dated April 19, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.06	Fifth Amendment dated August 28, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated August 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.07	Sixth Amendment dated July 2, 2007 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated July 6, 2007, File No. 1-5354, is incorporated herein by reference.)

4.02.08	Seventh Amendment dated November 20, 2008 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)

4.02.09	Eighth Amendment dated March 7, 2012 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated March 7, 2012, File No. 1-5354, is incorporated herein by reference.)

10.01.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.01.02	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and John Tulin (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.02.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02.02	Letter Agreement dated as of January 1, 2010 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.02.03	Letter Agreement dated as of January 1, 2011 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.02.03	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and James E. Tulin (Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.03.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.03.02	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.04	Form of Termination Agreement effective as of November 1, 2008 between the Company and each of the Company’s officers listed on Schedule A thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.05	Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06	The New Swank, Inc. Retirement Plan Trust-ESOP Component dated February 3, 2012 between the Company and Reliance Trust Company (Exhibit 2 to Amendment No. 20 to Schedule 13D dated February 3, 2012 of The New Swank, Inc. Retirement Plan, John Tulin, James E. Tulin and Reliance Trust Company is incorporated herein by reference.)

10.07	The New Swank, Inc. Retirement Plan Trust-401(k)/Profit Sharing Component dated February 3, 2012 among the Company and each of John Tulin, James E. Tulin and Jerold R. Kassner (Exhibit 3 to Amendment No. 20 to Schedule 13D dated February 3, 2012 of The New Swank, Inc. Retirement Plan, John Tulin, James E. Tulin and Reliance Trust Company is incorporated herein by reference.)

10.08	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 2011. (Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-5354, is incorporated herein by reference.)

10.09	Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.10	Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11	Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.12	Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13	Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

10.14	Incentive Stock Option Contract dated February 28, 2008 between the Company and John Tulin (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.15	Incentive Stock Option Contract dated February 28, 2008 between the Company and Eric P. Luft (Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.16	Incentive Stock Option Contract dated February 28, 2008 between the Company and Melvin Goldfeder (Exhibit 99.4 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.17.01	Stockholders Agreement dated March 1, 2006 among the Company, John Tulin and James Tulin (Exhibit A to Amendment No. 15 to Schedule 13D dated March 6, 2006 of The New Swank, Inc. Retirement Plan, John Tulin and Raymond Vise is incorporated herein by reference).

10.17.02	Letter Agreement dated February 3, 2012 among the Company, John Tulin and James Tulin*

10.18	Swank, Inc. 2008 Stock Incentive Plan. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.18.01	Stock Award Agreement dated March 11, 2009 between the Company and John Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2009, File No. 1-5354, is incorporated herein by reference.)+

10.18.02	Stock Award Agreement dated March 10, 2010 between the Company and John Tulin. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.19	Form of Stock Option Cancellation Agreement entered into by and between the Company and each of John Tulin, Eric P. Luft, James E. Tulin and Jerold R. Kassner (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.20	Form of Voting and Support Agreement entered into among Randa Accessories Leather Goods LLC, Swing Acquisition LLC, Swing Merger Sub, Inc. and each of John Tulin, Wendy Tulin, James E. Tulin, Eric P. Luft, Melvin Goldfeder, Paul Duckett and Jerold R. Kassner Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

14.01	Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.*

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(b)	Exhibits are listed in response to Item 15(a)3. above.
(c)	Financial Statements and Financial Statement Schedules are listed in response to Items 15(a)1. and 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	SWANK, INC.
(Registrant)

	By:	/s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Tulin John A. Tulin	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 30, 2012

/s/ Jerold R. Kassner Jerold R. Kassner	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)	March 30, 2012

/s/ Eric P. Luft Eric P. Luft	President and Director	March 30, 2012

/s/ John J. Macht John J. Macht	Director	March 30, 2012

/s/ Michael M. Rubin Michael M. Rubin	Director	March 30, 2012

/s/ James E. Tulin James E. Tulin	Senior Vice President and Director	March 30, 2012

Swank, Inc.

Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
	Balance at Beginning of Period	Additions Charged to Expense		Deductions		Balance at End of Period

For the year ended December 31, 2011

Reserve for Receivables
Allowance for doubtful accounts	$750,000	$—	(G)	$150,000	(A) (I)	$600,000
Allowance for cash discounts	25,000	110,000	(H)	110,000	(B)	25,000
Allowance for customer returns	2,930,000	2,218,000	(F)	3,559,000	(C)	1,589,000
Allowance for cooperative advertising	370,000	1,907,000	(H)	1,669,000	(D)	608,000
Allowance for in-store markdowns	3,723,000	8,360,000	(H)	8,268,000	(E)	3,815,000

Total	$7,798,000	$12,595,000		$13,756,000		$6,637,000

For the year ended December 31, 2010

Reserve for Receivables
Allowance for doubtful accounts	$650,000	$210,000	(G)	$110,000	(A) (I)	$750,000
Allowance for cash discounts	20,000	81,000	(H)	76,000	(B)	25,000
Allowance for customer returns	1,948,000	3,712,000	(F)	2,730,000	(C)	2,930,000
Allowance for cooperative advertising	444,000	1,349,000	(H)	1,423,000	(D)	370,000
Allowance for in-store markdowns	3,075,000	9,372,000	(H)	8,724,000	(E)	3,723,000

Total	$6,137,000	$14,724,000		$13,063,000		$7,798,000

(A)	Bad debts charged off as uncollectable
(B)	Cash discounts taken by customers.
(C)	Customer returns.
(D)	Credits issued to customers for cooperative advertising.
(E)	Credits issued to customers for in-store markdowns.
(F)	Net reduction in sales and cost of sales.
(G)	Recorded in selling and administrative.
(H)	Recorded against net sales.
(I)	Includes accounts receivable recoveries in excess of charge-offs.
(J)	Recorded in restructuring expenses.
(K)	Payments made to beneficiaries.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2011

SWANK, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of February 3, 2012 among Randa Accessories Leather Goods LLC, Swing Acquisition LLC, Swing Merger Sub, Inc. and the Company. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

3.01	Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5354, is incorporated herein by reference.)

3.02	Amended and Restated By-laws of the Company. (Exhibit 3.02 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)

4.01.01	Rights Agreement dated as of November 11, 2009 between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 1 to the Company’s Registration Statement on Form 8-A dated November 12, 1999, File No. 1-5354, is incorporated herein by reference.)

4.01.02	First Amendment to Rights Agreement dated as of February 3, 2012 and between the Company and American Stock Transfer & Trust Company LLC (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

4.02.01	Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.01 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, File No. 1-5354, is incorporated herein by reference.)

4.02.02	First Amendment dated August 31, 2004 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.03	Second Amendment dated January 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.04	Third Amendment dated September 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.05	Fourth Amendment dated April 19, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.06	Fifth Amendment dated August 28, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated August 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.07	Sixth Amendment dated July 2, 2007 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated July 6, 2007, File No. 1-5354, is incorporated herein by reference.)

4.02.08	Seventh Amendment dated November 20, 2008 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)

4.02.09	Eighth Amendment dated March 7, 2012 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated March 7, 2012, File No. 1-5354, is incorporated herein by reference.)

10.01.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.01.02	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and John Tulin (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.02.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02.02	Letter Agreement dated as of January 1, 2010 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.02.03	Letter Agreement dated as of January 1, 2011 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.02.03	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and James E. Tulin (Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.03.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.03.02	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.04	Form of Termination Agreement effective as of November 1, 2008 between the Company and each of the Company’s officers listed on Schedule A thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.05	Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06	The New Swank, Inc. Retirement Plan Trust-ESOP Component dated February 3, 2012 between the Company and Reliance Trust Company (Exhibit 2 to Amendment No. 20 to Schedule 13D dated February 3, 2012 of The New Swank, Inc. Retirement Plan, John Tulin, James E. Tulin and Reliance Trust Company is incorporated herein by reference.)

10.07	The New Swank, Inc. Retirement Plan Trust-401(k)/Profit Sharing Component dated February 3, 2012 among the Company and each of John Tulin, James E. Tulin and Jerold R. Kassner (Exhibit 3 to Amendment No. 20 to Schedule 13D dated February 3, 2012 of The New Swank, Inc. Retirement Plan, John Tulin, James E. Tulin and Reliance Trust Company is incorporated herein by reference.)

10.08	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 2011. (Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-5354, is incorporated herein by reference.)

10.09	Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.10	Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11	Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.12	Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13	Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

10.14	Incentive Stock Option Contract dated February 28, 2008 between the Company and John Tulin (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.15	Incentive Stock Option Contract dated February 28, 2008 between the Company and Eric P. Luft (Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.16	Incentive Stock Option Contract dated February 28, 2008 between the Company and Melvin Goldfeder (Exhibit 99.4 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.17.01	Stockholders Agreement dated March 1, 2006 among the Company, John Tulin and James Tulin (Exhibit A to Amendment No. 15 to Schedule 13D dated March 6, 2006 of The New Swank, Inc. Retirement Plan, John Tulin and Raymond Vise is incorporated herein by reference).

10.17.02	Letter Agreement dated February 3, 2012 among the Company, John Tulin and James Tulin*

10.18	Swank, Inc. 2008 Stock Incentive Plan. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.18.01	Stock Award Agreement dated March 11, 2009 between the Company and John Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2009, File No. 1-5354, is incorporated herein by reference.)+

10.18.02	Stock Award Agreement dated March 10, 2010 between the Company and John Tulin. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.19	Form of Stock Option Cancellation Agreement entered into by and between the Company and each of John Tulin, Eric P. Luft, James E. Tulin and Jerold R. Kassner (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.20	Form of Voting and Support Agreement entered into among Randa Accessories Leather Goods LLC, Swing Acquisition LLC, Swing Merger Sub, Inc. and each of John Tulin, Wendy Tulin, James E. Tulin, Eric P. Luft, Melvin Goldfeder, Paul Duckett and Jerold R. Kassner Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

14.01	Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.*

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.