Form 10-K/A
period 2011-12-31
Swank, Inc.
filed 2012-04-04
CIK 95779

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Swank, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to correct inadvertent mathematical errors in the table contained in Footnote H – Commitments and Contingencies of the Notes to Financial Statements relating to future minimum lease payments under non-cancelable operating leases as of December 31, 2011. No changes are being made to, and the corrections in Footnote H do not in any manner affect, the Company’s Balance Sheets, Statements of Income, Statements of Changes in Stockholders’ Equity and Comprehensive Income (loss), Statements of Cash Flows, the other Notes to Financial Statements, or Financial Statement Schedule II filed with the Original Form 10-K.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that this Form 10-K/A include as exhibits the certifications required of the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. The Company is also including certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any disclosures affected by subsequent events. Except as noted above, this Form 10-K/A continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way any other item or disclosures in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC.

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

April 4, 2012

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

(Dollars in thousands)
2012	$2,302
2013	2,286
2014	1,484
2015	1,285
2016	1,250
Thereafter	3,020

Total minimum payments	$11,627

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

Date: April 4, 2012	SWANK, INC.
(Registrant)

	By:	/s/ Jerold R. Kassner
Jerold R. Kassner, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of February 3, 2012 among Randa Accessories Leather Goods LLC, Swing Acquisition LLC, Swing Merger Sub, Inc. and the Company. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

3.01	Restated Certificate of Incorporation of the Company dated May 1, 1987, as amended to date. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-5354, is incorporated herein by reference.)

3.02	Amended and Restated By-laws of the Company. (Exhibit 3.02 to the Company’s Current Report on Form 8-K dated March 27, 2007, File No. 1-5354, is incorporated herein by reference.)

4.01.01	Rights Agreement dated as of November 11, 2009 between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 1 to the Company’s Registration Statement on Form 8-A dated November 12, 1999, File No. 1-5354, is incorporated herein by reference.)

4.01.02	First Amendment to Rights Agreement dated as of February 3, 2012 and between the Company and American Stock Transfer & Trust Company LLC (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

4.02.01	Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.01 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, File No. 1-5354, is incorporated herein by reference.)

4.02.02	First Amendment dated August 31, 2004 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.03	Second Amendment dated January 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.04	Third Amendment dated September 31, 2005 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.05	Fourth Amendment dated April 19, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 4.02.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.06	Fifth Amendment dated August 28, 2006 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated August 31, 2006, File No. 1-5354, is incorporated herein by reference.)

4.02.07	Sixth Amendment dated July 2, 2007 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated July 6, 2007, File No. 1-5354, is incorporated herein by reference.)

4.02.08	Seventh Amendment dated November 20, 2008 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)

4.02.09	Eighth Amendment dated March 7, 2012 to Loan and Security Agreement dated as of June 30, 2004 between the Company and Wells Fargo Foothill, Inc. (Exhibit 10.01 to the Company’s Current Report on Form 8-K dated March 7, 2012, File No. 1-5354, is incorporated herein by reference.)

10.01.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and John Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.01.02	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and John Tulin (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.02.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and James E. Tulin (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.02.02	Letter Agreement dated as of January 1, 2010 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.02.03	Letter Agreement dated as of January 1, 2011 between the Company and James E. Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.02.03	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and James E. Tulin (Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.03.01	Amended and Restated Employment Agreement dated as of January 10, 2008 between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 14, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.03.02	Amendment and Release Agreement dated as of February 3, 2012 by and between the Company and Eric P. Luft (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.04	Form of Termination Agreement effective as of November 1, 2008 between the Company and each of the Company’s officers listed on Schedule A thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2008, File No. 1-5354, is incorporated herein by reference.)+

10.05	Deferred Compensation Plan of the Company dated as of January 1, 1987. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5354, is incorporated herein by reference.)+

10.06	The New Swank, Inc. Retirement Plan Trust-ESOP Component dated February 3, 2012 between the Company and Reliance Trust Company (Exhibit 2 to Amendment No. 20 to Schedule 13D dated February 3, 2012 of The New Swank, Inc. Retirement Plan, John Tulin, James E. Tulin and Reliance Trust Company is incorporated herein by reference.)

10.07	The New Swank, Inc. Retirement Plan Trust-401(k)/Profit Sharing Component dated February 3, 2012 among the Company and each of John Tulin, James E. Tulin and Jerold R. Kassner (Exhibit 3 to Amendment No. 20 to Schedule 13D dated February 3, 2012 of The New Swank, Inc. Retirement Plan, John Tulin, James E. Tulin and Reliance Trust Company is incorporated herein by reference.)

10.08	The New Swank, Inc. Retirement Plan as amended and restated, effective January 1, 2011. (Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-5354, is incorporated herein by reference.)

10.09	Letter Agreement effective August 1, 1996 between the Company and John J. Macht. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5354, is incorporated herein by reference.)+

10.10	Letter Agreement effective August 1, 1998 between the Company and The Macht Group. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.11	Letter Agreement effective May 1, 2000 between the Company and The Macht Group. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, File No. 1-5354, is incorporated herein by reference.)+

10.12	Swank, Inc. 1998 Equity Incentive Compensation Plan (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 1-5354, is incorporated herein by reference.)+

10.13	Lease dated December 31, 1990, as amended to date, between the Company and Gamma Realty Group, L.L.C. (Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

10.14	Incentive Stock Option Contract dated February 28, 2008 between the Company and John Tulin (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.15	Incentive Stock Option Contract dated February 28, 2008 between the Company and Eric P. Luft (Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.16	Incentive Stock Option Contract dated February 28, 2008 between the Company and Melvin Goldfeder (Exhibit 99.4 to the Company’s Current Report on Form 8-K dated March 3, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.17.01	Stockholders Agreement dated March 1, 2006 among the Company, John Tulin and James Tulin (Exhibit A to Amendment No. 15 to Schedule 13D dated March 6, 2006 of The New Swank, Inc. Retirement Plan, John Tulin and Raymond Vise is incorporated herein by reference).

10.17.02	Letter Agreement dated February 3, 2012 among the Company, John Tulin and James Tulin.**

10.18	Swank, Inc. 2008 Stock Incentive Plan. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-5354, is incorporated herein by reference.).+

10.18.01	Stock Award Agreement dated March 11, 2009 between the Company and John Tulin (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2009, File No. 1-5354, is incorporated herein by reference.)+

10.18.02	Stock Award Agreement dated March 10, 2010 between the Company and John Tulin. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 12, 2010, File No. 1-5354, is incorporated herein by reference.)+

10.19	Form of Stock Option Cancellation Agreement entered into by and between the Company and each of John Tulin, Eric P. Luft, James E. Tulin and Jerold R. Kassner (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)+

10.20	Form of Voting and Support Agreement entered into among Randa Accessories Leather Goods LLC, Swing Acquisition LLC, Swing Merger Sub, Inc. and each of John Tulin, Wendy Tulin, James E. Tulin, Eric P. Luft, Melvin Goldfeder, Paul Duckett and Jerold R. Kassner Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 3, 2012, File No. 1-5354, is incorporated herein by reference.)

14.01	Code of Ethics for Finance Professionals of the Company (Exhibit 14.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-5354, is incorporated herein by reference.)

21.01	Subsidiaries of the Company. (Exhibit 21.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-5354, is incorporated herein by reference.)

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.*

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Principal Financial Officer of the Company.*

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
**	Filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 1-5354, filed on March 30, 2012.
+	Management contract or compensatory plan or arrangement.