Form 10-Q
period 2012-03-31
Swank, Inc.
filed 2012-05-15
CIK 95779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on April 30, 2012
Common Stock, $.10 par value	5,549,593

SWANK, INC.

Part I. Financial Information

Item 1. Financial Statements

SWANK, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$371	$287
Accounts receivable, less allowances of $4,840 and $6,637, respectively	19,196	23,275
Inventories, net:
Work in process	931	930
Finished goods	26,034	24,084

	26,965	25,014
Deferred taxes, current	2,101	2,101
Prepaid expenses and other current assets	1,920	1,185

Total current assets	50,553	51,862
Property, plant and equipment, net of accumulated depreciation	914	975
Deferred taxes, noncurrent	2,258	2,258
Other assets	2,467	2,547

Total assets	$56,192	$57,642

LIABILITIES
Current:
Note payable to bank	$4,118	$669
Current portion of long-term obligations	1,967	1,967
Accounts payable	3,398	4,253
Accrued employee compensation	799	2,564
Accrued royalties	725	1,263
Income taxes payable	148	772
Other current liabilities	1,135	1,448

Total current liabilities	12,290	12,936
Long-term obligations	5,422	5,330

Total liabilities	17,712	18,266

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00:
Authorized - 300,000 shares	—	—
Common stock, par value $.10:
Authorized - 43,000,000 shares Issued - 6,429,095 shares	642	642
Capital in excess of par value	2,900	2,858
Retained earnings	38,449	39,368
Accumulated other comprehensive (loss), net of tax	(907)	(907)
Treasury stock, at cost, 879,502 and 874,843 shares, respectively	(2,604)	(2,585)

Total stockholders’ equity	38,480	39,376

Total liabilities and stockholders’ equity	$56,192	$57,642

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands except share and per share data)

	2012	2011
Net sales	$28,408	$26,084
Cost of goods sold	20,528	17,855

Gross profit	7,880	8,229
Selling and administrative expenses	8,390	8,153
Transaction costs	935	—

Total selling and administrative expenses	9,325	8,153

(Loss) income from operations	(1,445)	76
Interest expense	37	42

(Loss) income from operations before income taxes	(1,482)	34
(Benefit) provision for income taxes	(563)	2

Net (loss) income	$(919)	$32

Share and per share information:
Weighted average common shares outstanding – basic and diluted	5,549,593	5,623,511
Basic and diluted net (loss) income per common share	$(.17)	$.01
Comprehensive (loss) income	$(919)	$32

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(919)	$32
Adjustments to reconcile net (loss) income to net cash (used in) operations:
Depreciation and amortization	95	94
Provision (recoveries) for bad debts	2	(126)
Stock-based compensation expense	42	63
Proceeds from life insurance, net of benefits paid	154	—

Changes in assets and liabilities:
Decrease in accounts receivable	4,077	3,382
(Increase) in inventories	(1,951)	(2,036)
(Increase) in prepaid and other assets	(763)	(374)
(Decrease) in accounts payable	(855)	(976)
(Decrease) in accrued royalties	(538)	(621)
(Decrease) in all other current liabilities	(2,702)	(1,918)
Increase in long-term obligations	92	99

Net cash (used in) operations	(3,266)	(2,381)

Cash flows from investing activities:
Capital expenditures	(27)	(21)
Premiums on life insurance	(53)	(20)

Net cash (used in) investing activities	(80)	(41)

Cash flows from financing activities:
Borrowing under revolving credit agreements	10,036	11,316
Payments of revolving credit obligations	(6,587)	(11,774)
Treasury stock repurchased	(19)	(16)

Net cash provided by (used in) financing activities	3,430	(474)

Net increase (decrease) in cash and cash equivalents	84	(2,896)

Cash and cash equivalents at beginning of period	287	3,235

Cash and cash equivalents at end of period	$371	$339

Cash paid during the three months for:
Interest	$37	$42
Taxes	$831	$958

The accompanying notes are an integral part of the condensed financial statements.

SWANK, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)	Basis of Presentation. The unaudited information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the periods ended March 31, 2012 and 2011. The financial information contained herein represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Footnote information was included in the financial statements included in the Company’s 2011 Annual Report on Form 10-K. The condensed financial data included herein should be read in conjunction with the information in the Annual Report. The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ended December 31, 2012 or any other period.

(2)	Net income (loss) per Share. The following table sets forth the computation of the net income (loss) per share for the periods ended March 31, 2012 and 2011 (in thousands, except for share and per share data):

	Quarter Ended March 31,
	2012	2011
Numerator:
Net (loss) income	$(919)	$32
Denominator:
Shares used in computing basic net (loss) income per weighted average common share outstanding	5,549,593	5,623,511
Effect of dilutive options	—	—

Shares used in computing net (loss) income per weighted average common share outstanding assuming dilution	5,549,593	5,623,511

Basic and fully diluted net (loss) income per weighted average common share outstanding	$(.17)	$.01

As of March 31, 2012 and 2011, options to purchase 375,000 shares were outstanding but not included in the weighted average common share calculation as the effect would have been anti-dilutive.

(3)	Segment Information. We presently have one reportable segment, men’s and women’s accessories, consisting of costume jewelry, belts and suspenders and personal leather goods.

(4)	Stock Options. In April 1998, our stockholders approved the Swank, Inc. 1998 Equity Incentive Compensation Plan (the “1998 Plan”) which replaced the Company’s prior incentive stock plans, all of which had expired by their terms. The 1998 Plan permitted our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. We granted options for 625,000 shares under the 1998 Plan in 2001. These shares vested immediately.

During the first quarter of 2008, we granted options for the remaining 375,000 shares under the 1998 Plan to certain of our key executives. Of the 375,000 option shares, 260,000 shares were granted at an exercise price equal to the fair market price on the date of the grant of $5.05 per share. The remaining 115,000 shares, which were issued to participants owning greater than 10% of the Company’s outstanding voting stock, were issued at an exercise price of 110% of the fair market value at the date of the grant, or $5.56 per share. The options expire five years from the date of grant and vest 25% on each of the first four anniversary dates of the grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was estimated using the Company’s historical volatility, calculated on a trailing 39-month basis. The expected term of the options is four years, based on the simplified method of calculating expected life pursuant to ASC 718-10 (formerly SFAS 123(R) and Staff Accounting Bulletin No. 107), “Compensation – Stock Compensation.” The risk-free rate of 2.73% is based upon the yield of a zero-coupon U.S. Treasury Note with a maturity date close to the expiration date of the expected term of the grant. ASC 718-10 requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company has recognized no such tax benefits to date. The 1998 Plan expired by its terms in 2008, and no further awards may be granted. All options under the 1998 Plan have been granted and 375,000 shares remain outstanding.

There were no stock options exercised and the Company did not recognize any related tax benefits during the three months ended March 31, 2012 or 2011. During the three months ended March 31, 2012 and 2011, we recognized $42,000 and $63,000, respectively, in compensation expense related to the 2008 grant. As of March 31, 2012, all compensation cost had been recognized and, as of March 31, 2011, there was $232,000 in total unrecognized compensation cost related to outstanding options granted after the adoption of ASC 718-10 which was recognized over the remaining vesting period of the grant.

Option activity under the stock-based compensation plans during the three months ended March 31, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) *
Outstanding at December 31, 2011	375,000	$5.21	1.17	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/ Expired	—	—	—	—

Outstanding at March 31, 2012	375,000	$5.21	0.92	$2,023

Vested and Exercisable at March 31, 2012	375,000	$5.21	0.92	$2,023

*	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the trading price of our common stock on March 31, 2012 and the exercise price of the underlying options.

The above table reflects the 375,000 option shares issued under the 1998 Plan.

During 2008, our stockholders approved the Swank, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) to replace the 1998 Plan that had expired by its terms. The 2008 Plan permits our Board of Directors to grant a maximum of 1,000,000 shares to key employees through stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards. Since the inception of the 2008 Plan, we have granted aggregate stock awards of 43,716 shares (net of shares withheld in connection with income tax and other withholdings), respectively, to certain key employees in lieu of cash bonuses. No shares were granted under this plan during 2011 or during the first quarter of 2012.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at March 31, 2012 and December 31, 2011. Included on the balance sheet in prepaid expenses and other current assets are securities available for sale, stated at fair market value, of approximately $11,000 at March 31, 2012 and December 31, 2011.

(7)	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective prospectively for fiscal years, and interim periods within those years beginning after December 12, 2011. The adoption of ASU 2011-04 did not have a material impact on our financial condition, results of operations or cash flow.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this update defer certain provisions of ASU 2011-05, “Comprehensive Income (Topic 220). Presentation of Comprehensive Income” (“ASU 2011-05”), including the requirement to present reclassified adjustments separately with their respective components of net income and other comprehensive income. During the deferral period, the existing requirements for reclassification adjustments on the face of the financial statement in which comprehensive income is reported or disclosed in the notes to the financial statements remain applicable. The amendments in this accounting standard update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flow.

(8)	Eighth amendment to loan agreement. The Company’s revolving credit line is provided by Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, Inc.) (“WFF”) under a $32,000,000 Loan and Security Agreement signed on June 30, 2004, as amended (the “2004 Loan Agreement”). On March 7, 2012, we entered into an Eighth Amendment (the “Eighth Amendment”) to the 2004 Loan Agreement. Among other things, the Eighth Amendment reduces the interest rate payable on advances under the Loan and Security Agreement that bear interest at the prime or LIBOR rate, revises collateral reporting requirements, defines certain circumstances under which the Company is not subject to certain of the cash management control requirements of the 2004 Loan Agreement, and extends the maturity date of the 2004 Loan Agreement from June 29, 2012 to June 30, 2013. The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.’s prime lending rate plus .25% or at WFF’s LIBOR rate plus 2.00%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (except that for the period January 1 through June 30 of each year, the amount used in the calculation of the unused line fee is $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month.

(9)

Agreement and plan of merger. On February 3, 2012, we entered into an agreement and plan of merger (the “Merger Agreement”) with Randa, Swing Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Randa (“Intermediate Sub”), and Swing Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Intermediate Sub (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into us. If the Merger is completed, each share of our common stock, $.10 par value per share (the “Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, other than treasury shares, any shares owned by Randa, Intermediate Sub, Merger Sub or any other direct or indirect subsidiary of Randa, and shares owned by stockholders who have properly demanded and not effectively withdrawn or lost appraisal rights in accordance with applicable law, will be converted into the right to receive $10.00 in cash, without interest and less any applicable withholding taxes. On April 19, 2012, we filed a Definitive Proxy Statement on Schedule 14A with the SEC relating to the proposed special meeting of our stockholders scheduled for May 17, 2012 to consider and vote on a proposal to adopt the Merger Agreement.

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

(10)	Subsequent Events The Company has evaluated all subsequent events through May 15, 2012, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2012, and events which occurred subsequent to March 31, 2012 but were not recognized in the financial statements. As of May 15, 2012, any subsequent events which require recognition or disclosure have been reported in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently engaged in the importation, sale and distribution of men’s belts, leather accessories, suspenders, and men’s jewelry. Our products are sold both domestically and internationally under a broad assortment of brands including both licensed tradenames and private labels. We distribute our merchandise principally through department stores and through a wide variety of specialty stores and mass merchandisers. We also operate one factory outlet store that distributes excess and out of line merchandise as well as certain other accessories.

Our net sales during the quarter ended March 31, 2012 increased 8.9% to $28,408,000 compared to $26,084,000 for the corresponding period in 2011. The increase was mainly due to higher net sales of our belt merchandise, offset in part by decreases in men’s personal leather goods and gifts. Gross profit during the quarter of $7,880,000 decreased by $349,000 or 4.2% compared to last year’s gross profit of $8,229,000. Gross profit expressed as a percentage of net sales decreased to 27.7% from 31.5% last year principally due to higher merchandise costs.

Selling and administrative expenses during the quarter increased $1,172,000 or 14.4% to $9,325,000 or 32.8% of net sales compared to $8,153,000 or 31.3% of net sales for the same period last year. The increase was due to $934,000 in transaction-related costs recorded during the quarter in connection with the Merger (see Note 9 to the condensed financial statements above) as well as increases in freight on sales and district sales expenses, offset in part by decreases in insurance, professional fees not related to the Merger, and life insurance proceeds.

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

Allowance for Doubtful Accounts

Our allowances for receivables include cash discounts, doubtful accounts, in-store markdowns, cooperative advertising and customer returns. Provisions for doubtful accounts are reflected in selling and administrative expenses. We perform ongoing credit evaluations of our customers and maintain allowances for potential bad debt losses. We do not typically require collateral from our customers. The allowance for customer returns results from the reversal of sales for estimated returns and associated costs. Allowances for in-store markdowns and cooperative advertising reflect the estimated costs of our share of certain promotions by our retail customers. Allowances for accounts receivable are generally at their seasonal highs on December 31. Reductions of allowances occur principally in the first and second quarters when the balances are adjusted to reflect actual charges as processed. Allowances for accounts receivable are estimates made by management based on historical experience, adjusted for current conditions, and may differ from actual results. The (recoveries) provisions for bad debts during the three months ended March 31, 2012 and 2011 were $2,000 and $(126,000), respectively.

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

Net Sales

Our net sales during the quarter ended March 31, 2012 increased $2,324,000 or 8.9% to $28,408,000 compared to $26,084,000 for the corresponding period in 2011. The increase was due to higher net sales of our belt merchandise offset in part by a reduction in personal leather goods and gift net sales. The increase in belt net sales was mainly due to shipments of private label goods to certain major department store accounts in connection with both new and existing merchandise programs. For personal leather goods, a decrease in shipments to certain “labels for less” customers was offset in part by increases to department store customers.

Net sales to international customers (including certain military accounts) decreased $157,000 or 6.5% during the quarter due mostly to reduced shipments of certain branded personal leather goods and belt merchandise collections to licensor retail stores and other licensor-affiliates.

Gross profit

Gross profit during the quarter of $7,880,000 decreased by $349,000 or 4.2% compared to last year’s $8,229,000. Gross profit expressed as a percentage of net sales decreased to 27.7% from 31.5% last year. The decrease in gross profit as a percentage of net sales this year was due mainly to a reduction in merchandise markup resulting in part from a less favorable sales mix relative to last year, increased product and display costs and higher royalty expense.

Selling and Administrative Expenses

Selling and administrative expenses during the quarter increased $1,172,000 or 14.4% to $9,325,000 or 32.8% of net sales at March 31, 2012 from $8,153,000 or 31.3% of net sales at March 31, 2011.

Selling expenses during the current quarter increased $206,000 or 3.3% to $6,456,000 compared to $6,250,000 for the quarter ended March 31, 2011, and, expressed as a percentage of net sales, were 22.7% this year compared to 24.0% last year. The increase in dollars was due mainly to higher freight costs and increases in variable sales-related costs, partially offset by decreases in warehouse and distribution and merchandising expenses.

We routinely make expenditures for advertising and promotion as necessary to maintain and enhance both our licensed and private label businesses. Certain of our license agreements also require specified levels of spending. These expenditures, which consist primarily of media and print advertising, image fund contributions and other promotional costs, are included in selling and administrative expenses as incurred. In addition, we frequently make expenditures in connection with cooperative advertising programs, which are recorded as a reduction to net sales, to support various marketing initiatives sponsored by our customers. Expenditures for advertising and promotion, including cooperative advertising, totaled $957,000 or 3.4% of net sales for the quarter ended March 31, 2012, compared to $964,000 or 3.7% percent of net sales for the same quarter in fiscal 2011.

Administrative expenses increased $966,000 or 50.7% during the quarter ended March 31, 2012 to $2,869,000 compared to $1,903,000 last year. Administrative expenses as a percentage of net sales were 10.1% and 7.3% for the quarters ended

March 31, 2012 and 2011, respectively. The increase was due mainly to legal and other professional fees totaling $935,000 incurred in connection with the Merger (see Note 9 to the condensed financial statements) offset in part by decreases in insurance expense, routine professional fees not related to the Merger, and life insurance proceeds.

Interest Expense

Interest expense decreased by $5,000 or 11.9% during the quarter ended March 31, 2012 compared to the corresponding period last year. The decrease was due to a reduction in average borrowings. Average borrowings under our revolving credit agreement during the quarter fell $494,000 or 30.5% compared to the same period last year. The decrease in average borrowings was due to an increase in cash collections offset in part by an increase in inventory investment during the quarter, in each case relative to the corresponding period last year.

Income Taxes

We recorded an income tax benefit for the quarter ended March 31, 2012 of $(563,000) reflecting an effective tax rate of 38.0%. We recorded an income tax provision for the quarter ended March 31, 2011 of $2,000 reflecting an effective tax rate of 5.3%. State tax refunds of $12,000 recorded during last year’s first quarter reduced the effective tax rate by 34.1 percentage points. As of March 31, 2012, there have been no material changes to our uncertain tax positions disclosure as provided in Note D to the financial statements included in our 2011 Form 10-K. We do not anticipate that our unrecognized tax benefits will significantly change during the next 12 months.

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

Randa has obtained the Debt Financing commitment described below (the “Debt Financing Commitment”) in connection with the Merger. In addition, Randa, Intermediate Sub and Merger Sub have agreed in the Merger Agreement to maintain a consolidated tangible net worth through March 30, 2012 of not less than $40,000,000, including cash balances and cash equivalents reasonably acceptable to us of not less than $10,000,000, and have further agreed to maintain a consolidated tangible net worth of not less than $50,000,000, including cash balances and cash equivalents of not less than $20,000,000 commencing on March 31, 2012 until the earlier of (a) the effective time of the Merger, (b) the termination of the Merger Agreement under any provision of the Merger Agreement other than a provision that requires a reverse termination fee or (c) two business days after a date the Merger Agreement is terminated, although Randa, Intermediate Sub and Merger Sub will be required to maintain a consolidated tangible net worth of $15,000,000, of which at least $2,500,000 shall be in cash or cash equivalents, for the period beginning on the day immediately after this two business day period and continuing until the earliest of the day on which (i) Randa pays the full reverse termination fee of $5,000,000 to us, (ii) Randa, Intermediate Sub or Merger Sub pays to us an amount less than the full reverse termination fee if a court of law or equity in an action brought under the provisions of the Merger Agreement has finally determined that a lesser amount is due or if such parties mutually agree to a lesser amount, or (iii) a court of law or equity in an action brought under the provisions of the merger agreement has finally determined that none of Randa, Intermediate Sub or Merger Sub owe all or any portion of the reverse termination fee. Based on the financial information previously provided to us, Randa was in compliance with the consolidated net worth requirements of the Merger Agreement as of March 31, 2012.

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

Our working capital decreased $663,000 during the quarter ended March 31, 2012 compared to an increase of $295,000 for the quarter ended March 31, 2011. The decrease this year was mainly due to reductions in accounts receivable and increases in bank borrowings, which were offset in part by increases in inventory and prepaid and other current assets and decreases in accounts payable, accrued employee compensation, and other current liabilities.

Cash used in operations during the quarter ended March 31, 2012 was $3,266,000 compared to cash used of $2,381,000 for the quarter ended March 31, 2011. Cash used in operations during the first quarter of this year and last year primarily reflect decreases in accounts payable and other current liabilities as well as net accounts receivable, and increases in inventory, and prepaid and other current assets.

Cash used in investing activities was $80,000 and $41,000 for the quarters ended March 31, 2012 and March 31, 2011, respectively. Cash used in investing activities during both years reflects capital expenditures and premiums on certain life insurance contracts owned by us.

Cash provided by financing activities for the quarter ended March 31, 2012 was $3,430,000 compared to cash used in financing activities of $474,000 during the quarter ended March 31, 2011. Cash provided by financing activities in the first quarter of this year primarily reflects net borrowings under our revolving credit agreement. Cash used in financing activities in the first quarter of last year primarily reflects net payments under our revolving credit agreement.

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

The 2004 Loan Agreement is collateralized by substantially all of our assets, including accounts receivable, inventory, and machinery and equipment. The 2004 Loan Agreement contains a $5,000,000 sublimit for the issuance of letters of credit and also prohibits us from paying dividends, imposes limits on additional indebtedness for borrowed money, and contains minimum monthly earnings before interest, taxes, depreciation, and amortization requirements. The terms of the 2004 Loan Agreement permit us to borrow against a percentage of eligible accounts receivable and eligible inventory at an interest rate based on Wells Fargo Bank, N.A.’s prime lending rate plus .25% or at WFF’s LIBOR rate plus 2.00%. We also are required to pay a monthly unused line fee of .375% of the maximum revolving credit amount (except that for the period January 1 through June 30 of each year, the amount used in the calculation of the unused line fee is $25,000,000) less the average daily balance of loans and letters of credit outstanding during the immediately preceding month. As of March 31, 2012, we were in compliance with all covenants contained within the 2004 Loan Agreement.

In the ordinary course of business, we may be contingently liable from time to time for performance under letters of credit. At March 31, 2012 and 2011, there were no outstanding letters of credit. We presently are required to pay a fee quarterly equal to 2.00% per annum on outstanding letters of credit.

We are also a party to employment agreements with certain of our executive officers that provide for the payment of compensation and other benefits during the term of each executive’s employment and, under certain circumstances, for a period of time following their termination. Please see the information set forth in Item 11 of our 2011 Form 10-K under the caption “Executive Compensation – Employment Contracts and Severance Agreements.” These agreements should be read in conjunction with the Merger Agreement.

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

You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. Any forward-looking statements relating to the proposed transaction with Randa Accessories Leather Goods LLC, a Delaware limited liability company (“Randa”), discussed in this Form 10-Q are based on our current expectations, assumptions, estimates and projections and involve significant risks and uncertainties, including the many variables that may impact or are related to consummation of the transaction and the continuing determination of our board of directors that the transaction is in the best interests of all stockholders. We assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended March 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	4,659	$4.16	—	—
February 1, 2012 - February 29, 2012	—	—	—	—
March 1, 2012 - March 31, 2012	—	—	—	—
Total	4,659	$4.16	—	—

(1)	These shares of Common Stock were repurchased by us from former employees pursuant to terms of The New Swank, Inc. Retirement Plan required under the Internal Revenue Code of 1986, as amended.

Item 6. Exhibits

Exhibit Number	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWANK, INC.

Registrant

Date: May 15, 2012	/s/ Jerold R. Kassner
Jerold R. Kassner,
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of John Tulin, Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of Jerold R. Kassner, Executive Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.